Form 10QSB
period 2003-07-31
EAST COAST DIVERSIFIED CORP
filed 2003-10-23
CIK 1256540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ____ to ____

Commission file number: 0-50356

East Coast Diversified Corporation
(Name of small business issuer in its charter)

Nevada	55-0840109
(State or other jurisdiction of incorporation )	(I.R.S.Employer identification No.)

445 Park Avenue, Suite 922, New York, NY	10022
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 307-3210

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [ X ]

At October 23, 2003, the Registrant had 2,636,162 shares of common stock, par value $.001, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements of the Registrant are included herein on pages 10 through 14.

Item 2. Management’s Plan of Operation

Forward-Looking Statements

The following discussion of the Company's plan of operation contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Overview
All our current activities are related to seeking a new business opportunity or business combination and we will use our limited personnel and financial resources in connection with such activities. It may be expected that entering into a new business opportunity or business combination will involve the issuance of restricted shares of common stock. At the date filing of this quarterly report on Form 10-QSB, we have no cash or other liquid assets.

Plan of Operation
As the result of the discontinuation of the Company's former preventive health care service operations in 2001, we have no present operations and as noted above. We have no cash or other liquid assets. We have redirected our efforts and limited resources to seeking a potential new business opportunity or business transaction with other companies. We do not intend to limit ourselves to a particular industry and have not established any particular criteria upon which we shall base our determination to consider and proceed with a business opportunity. The Company may seek a business opportunity with entities that have operations, or may seek to raise capital using debt or equity securities in order to commence new business activities. There can be no assurance that the Company will be able to raise any capital using its securities at terms and conditions satisfactory to the Company, if at all. In the event that business opportunities become available, such opportunities may be in early stages of development, which will make the task of evaluation and analysis of any opportunities both difficult, potentially expensive and complex.

At present, the Company has no capital assets. Therefore, if business opportunities are presented to the Company or if we pursue a business combination, we may lack the resources to successfully complete a business combination or pursue a business opportunity. The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, none of whom is a professional business analyst. There can be no assurance that we will be able to successfully identify and pursue a new business opportunity or negotiate a business combination. In our efforts to analyze a prospective business opportunity or business combination, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management; specific risk factors applicable to the business combination candidate or opportunity; the potential for growth or expansion; the potential for profit; and other relevant factors.

Results of Operations for the Three-Month Periods Ended July 31, 2003 and 2002

During three-month period ended July 31, 2003 and 2002, the Company had no revenues. The Company had operating expenses of $25,396 during the three-month period ended July 31, 2003 compared to operating expenses of $16,563 during the same period in the prior year. The higher operating expenses during the first quarter ending July 31, 2003 were mainly due to expenses related to professional fees associated with being a public company.

Liquidity and Capital Resources

At July 31, 2003 and 2002, we had no assets and total current liabilities of $39,672 and $92,358, respectively. Our current liabilities decreased due to the conversion of debt into equity by our officer. See note 2 of the Notes to the Financial Statements. Our accumulated deficit at July 31, 2003 and 2002 was $2,022,333 and $1,943,019, respectively.

During the three-month period ended July 31, 2003, we had cash flow from financing activities of $5,515, which funds were received from management through the issuance of a convertible note.

We have been dependent upon interim funding by our management to pay our operating and administrative expenses. We have no written finance agreement with our management to continue to advance funding to pay these expenses.

We may seek to raise capital through the sale of debt or equity securities as part of our plan of operation to seek new a business opportunity or business combination. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

We anticipate that in connection with the commencement of a new business opportunity or consummation of a business combination, we will issue a substantial number of additional restricted shares or other securities. If such additional securities are issued, our shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of shares are issued in connection with a business combination, a change in control may be expected to occur.

Our inability to borrow funds or raise funds through the issuance of debt or equity securities at acceptable terms may have a material adverse effect on our financial condition and future prospects, including the ability to effect a business combination or pursue a business opportunity.

Item 3. Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's certifying officers believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company's officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 2. Changes in Security

The following information sets forth certain information for all securities the Company issued during the quarter ended July 31, 2003 without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

In July 2003, the Company issued 220,000 shares of common stock to Thomas J. Craft, Jr., president and a director, 220,000 shares of common stock to Richard Rubin, secretary and a director, and 220,000 shares of common stock to Ivo Heiden, vice president and a director in connection with the conversion of  two $22,000 notes held by each person, at a conversion price of $0.20 per share.

The Company believes transactions above were exempt from registration pursuant to Section 4 (2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. In each case the person represented its intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Maters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
3(i)	Articles of Incorporation, filed as an exhibit with the Registrant's Form 10-SB/12 on August 6, 2003.
3(ii)	Bylaws, filed as an exhibit with the Registrant's Form 10-SB/12 on August 6, 2003.

(b) Form 8-K.
During the three-month period ended July 31, 2003, the Company did not file a report on Form 8-K.

Signatures

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST COAST DIVERSIFIED CORPORATION
(Registrant)

By:/s/ Richard Rubin
Richard Rubin, Secretary and a Director
Date: October 23, 2003

By:/s/ Ivo Heiden
Ivo Heiden, Vice President and a Director
Date: October 23, 2003

Certification

I, Richard Rubin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of East Coast Diversified Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2003
By:/s/ Richard Rubin
Richard Rubin, Secretary and a Director

Certification

I, Ivo Heiden, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of East Coast Diversified Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2003
By:/s/ Ivo Heiden
Ivo Heiden, Vice President and a Director

STATEMENT PURSUANT TO SECTION 906 OF SARBANES-OXLEY ACT OF 2002

The undersigned, Richard Rubin of East Coast Diversified Corporation, a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following quarterly report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934:

Quarterly Report of Form 10-QSB for the period ended July 31, 2003.

The undersigned certifies that the above periodic report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of East Coast Diversified Corporation and results of its operations.

By:/s/ Richard Rubin
Richard Rubin, Secretary and a Director

STATEMENT PURSUANT TO SECTION 906 OF SARBANES-OXLEY ACT OF 2002

The undersigned, Ivo Heiden, Vice President of East Coast Diversified Corporation, a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following quarterly report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934:

Quarterly Report of Form 10-QSB for the period ended July 31, 2003

The undersigned certifies that the above periodic report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of East Coast Diversified Corporation and results of its operations.

By:/s/ Ivo Heiden
Ivo Heiden, Vice President and a Director

Financial Statements

Financial Statements for the three-months ended July 31, 2003 and 2002

Accountants’ report

To the Board of Directors
East Coast Diversified Corporation
New York, New York

We have reviewed the accompanying balance sheets of East Coast Diversified Corporation as of July 31, 2003 and 2002, and the related statements of loss and accumulated deficit, cash flows, and changes in stockholders’ equity for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of East Coast Diversified Corporation. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company’s management.

A review consists of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in Note 4 to the financial statements, on November 20, 2001 the Company discontinued its operations, and has been inoperative since that time.

Kahn Boyd Levychin,
Certified Public Accountants

October 15, 2003

EAST COAST DIVERSIFIED CORPORATION
Balance Sheets (Unaudited)
July 31, 2003 and 2002
	2003	2002
Liabilities and Stockholders' Deficit
Current liabilities
Accounts and accrued expenses payable	$28,068	4,331
Notes payable, shareholder (Note 1)	5,515	82,500
Payroll taxes payable	6,089	$5,527
Total current liabilities	39,672	92,358

Total liabilities	39,672	92,358

Stockholders' deficit
Preferred stock ($.001 par value, 1,000,000 shares authorized, none outstanding)
Common stock, ($.001 par value; 74,000,000 shares authorized,
2,636,162 and 1,976,161 shares issued and outstanding respectively)	2,636	1,976
Additional paid-in capital	1,980,025	1,801,257
Accumulated deficit	(2,022,333)	(1,943,019)
Total stockholders' deficit	(39,672)	(92,358)
Total liabilities and stockholders' deficit	$-	$-

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

EAST COAST DIVERSIFIED CORPORATION
Statements of Loss and Accumulated Deficit (Unaudited)
For the Three-Months Ended July 31, 2003 and 2002
	2003	2002
Revenues	$-	$-
Operating expenses:
Officers' compensation	16,500	16,500
Professional fees	8,833	-
Miscellaneous expenses	63	63
Total operating expenses	25,396	16,563
Loss from operations	(25,396)	(16,563)

Other expenses
Interest expense	1,712	1,031
Total other expenses	1,712	1,031

Net loss	$(27,108)	$(17,594)
Accumulated deficit, beginning	(1,925,225)	(1,592,425)
Accumulated deficit, ending	(2,022,333)	(1,943,019)

Loss per weighted average shares of common stock outstanding	$(0.02)	$(0.02)
Weighted average number of shares of common stock outstanding	$1,138,916	$1,038,481

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

EAST COAST DIVERSIFIED CORPORATION
Statements of Cash Flows (Unaudited)
For the Three Months Ended
July 31, 2003 and 2002
	2003	2002
Cash flows from operating activities:
Net loss	$(27,108)	$(17,594)
Changes in operating assets and liabilities:
Increase in accounts and accrued expenses payable	21,468	1,031
Increase in payroll taxes payable	125	63
Net cash used in operating activities	(5,515)	(16,500)

Cash flow from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from shareholder's note payable	5,515	16,500
Conversion of shareholders' debt to common stock	(132,000)	-
Conversion to common stock of shareholder's debt	132,000	-
Net cash provided by financing activities	5,515	16,500

Increase in cash and cash equivalents
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-
Interest expense	$-	$-

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

EAST COAST DIVERSIFIED CORPORATION
Statements of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended July 31, 2003 and 2002
			Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance April 30, 2002	1,976,162	$1,976	$1,848,585	$(1,925,425)	$(74,764)
Net Loss for the period				(17,594)	(17,594)
Balance July 31, 2002	1,976,162	1,976	1,848,585	(1,943,019)	(92,358)

Balance April 30, 2003	1,976,162	$1,976	$1,848,585	$1,995,225	$(144,564)
Conversion of shareholders' debt into common stock	660,000	660	131,340		132,000
Net loss for the period				(27,108)	(27,108)
Balance, July 31, 2003	2,636,162	$2,636	$1,980,025	$(2,022,333)	$(39,672)

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

EAST COAST DIVERSIFIED CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

East Coast Diversified Corporation (the "Company") was organized on May 24, 1994, under the laws of the State of Florida under the name Plantastic Corp. Viva Golf Corporation acquired 100% of the issued and outstanding shares of common stock of the Company in exchange for 1,000,000 of its newly issued shares under an Agreement and Plan of Reorganization on October 22, 1998. After the reorganization, Viva Golf USA, Corporation amended its articles of incorporation on November 3, 1998, to change its name to Lifekeepers International, Inc.

The Company previously held an exclusive licensing agreement to market and distribute golf clubs and related accessories in the continental United States. After the reorganization, the Company changed its business plan to providing mobile non-intrusive medical testing such as ultra-sound screening and blood analysis diagnostic testing.

During the year 2001, the Company discontinued its operations, and has been inoperative since that time. On May 29, 2003 the Company changed its name  to East Coast Diversified Corporation. The Company remained inoperative.

Cash equivalents

The Company considers certificates of deposit and other highly liquid investments purchased with maturities of ninety days or less to be cash equivalents.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from these estimates.

EAST COAST DIVERSIFIED CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NOTES PAYABLE, SHAREHOLDER

Notes payable, shareholders are as follows:	2003	2002
$5,515 note payable to a shareholder which accrues interest at 10% per annum and is due April 30, 2004. The note is convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001.	$5,515	$-
Three promissory notes of $27,500 each payable to the three officers of the Company. The notes totaled $82,500 and accrued interest at 5% per annum. The notes were converted into shares of common stock of the Company at a conversion price of $.008 in July 2003.	$-	$82,500
	$5,515	$82,500

NOTE 2 – RELATED PARTY TRANSACTIONS

Convertible debt issued for services

The Company executed six notes totaling $132,000 as of April 30, 2003 to compensate three officers of the Company for serving as directors and officers. The terms of the note are detailed in Note 1. As of July 31, 2002 the note balances were $82,500. In July 2003 $132,000 of notes were converted into 660,000 shares of common stock at a conversion rate of $.20. The three officers were compensated $16,500 during each quarter.

NOTE 3 – STOCKHOLDERS’ EQUITY

On July 18, 2003 the Board of Directors of the Company resolved that articles of amendments would be filed to the articles of incorporation of the Company to effect a 1 for 25 reverse recapitalization of the Company’s authorized and issued and outstanding shares of common stock. In addition the Board of Directors resolved that the Company shall have the authority to issue 74,000,000 shares of common stock, with a par value of $.001 and shall have the authority to issue 1,000,000 shares of preferred stock with a par value of $.001.

On July 31, 2003 the Company accepted the request of the shareholders of the Company to convert $132,000 of shareholder convertible notes into shares of the Company’s common stock, at a conversion price of $.20.

NOTE 4 – DISCONTINUED OPERATIONS

During the year 2001, the Company discontinued its operations, and, except for the payment of professional fees and officers’ compensation, has been inoperative since that time.