Form 10QSB
period 2003-10-31
EAST COAST DIVERSIFIED CORP
filed 2003-12-09
CIK 1256540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2003

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

Registrant's telephone number, including area code: (212) 307-3210

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [ X ]

At December 8, 2003, the Registrant had 2,636,162 shares of common stock, par value $.001, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements of the Registrant are included herein on pages 10 through 14.

Item 2. Management's Plan of Operation

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

Results of Operations for the Three-Month Periods Ended October 31, 2003 and 2002

During three-month period ended October 31, 2003 and 2002, the Company had no revenues. The Company had operating expenses of $22,602 during the three-month period ended October 31, 2003 compared to operating expenses of $16,563 during the same period in the prior year. The higher operating expenses during the second quarter ending October 31, 2003 were mainly due to expenses related to professional fees associated with being a public company.

Liquidity and Capital Resources

At October 31, 2003, we had no assets and total current liabilities of $62,459. See note 2 of the Notes to the Financial Statements. Our accumulated deficit at October 31, 2003 was $2,045,120.

During the six-month period ended October 31, 2003, we had cash flow from financing activities of $10,265, which funds were received from management through the issuance of a convertible note.

We have been dependent upon interim funding by our management to pay our operating and administrative expenses. We have no written finance agreement with our management to continue to advance funding to pay these expenses.

We may seek to raise capital through the sale of debt or equity securities as part of our plan of operation to seek a new business opportunity or business combination. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us.

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

None.

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

(b) Form 8-K.
During the three-month period ended October 31, 2003, the Company did not file a report on Form 8-K.

Signatures

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST COAST DIVERSIFIED CORPORATION
(Registrant)

By:/s/ Richard Rubin
Richard Rubin, Secretary and a Director
Date: December 9, 2003

By:/s/ Ivo Heiden
Ivo Heiden, Vice President and a Director
Date: December 9, 2003

Certification of Richard Rubin pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002.

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

Date: December 9, 2003
By:/s/ Richard Rubin
Richard Rubin, Secretary and a Director

Certification of Ivo Heiden pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002.

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

Date: December 9, 2003
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

Quarterly Report of Form 10-QSB for the period ended October 31, 2003.

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

Quarterly Report of Form 10-QSB for the period ended October 31, 2003

The undersigned certifies that the above periodic report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of East Coast Diversified Corporation and results of its operations.

By:/s/ Ivo Heiden
Ivo Heiden, Vice President and a Director

Financial Statements

Financial Statements for the three and six months ended October 31, 2003 and 2002

Accountants' report

To the Board of Directors
East Coast Diversified Corporation
New York, New York

We have reviewed the accompanying balance sheet of East Coast Diversified Corporation as of October 31, 2003, and the related statements of loss and accumulated deficit, cash flows, and changes in stockholders' equity for the six months then ended, and the statements of loss for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of East Coast Diversified Corporation. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

Kahn Boyd Levychin,
Certified Public Accountants

December 8, 2003

EAST COAST DIVERSIFIED CORPORATION
Balance Sheet (Unaudited)
October 31, 2003
2003
Liabilities and Stockholders' Deficit
Current liabilities
Accounts and accrued expenses payable	$45,980
Notes payable, shareholder (Note 1)	10,265
Payroll taxes payable	6,214
Total current liabilities	62,459

Total liabilities	62,459

Stockholders' deficit
Preferred stock ($.001 par value, 1,000,000 shares authorized, none outstanding)	-
Common stock, ($.001 par value; 74,000,000 shares authorized,
2,636,162 and 1,976,161 shares issued and outstanding respectively)	2,636
Additional paid-in capital	1,980,025
Accumulated deficit	(2,045,120)
Total stockholders' deficit	(62,459)
Total liabilities and stockholders' deficit	$-

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

EAST COAST DIVERSIFIED CORPORATION
Statements of Loss and Accumulated Deficit (Unaudited)
For the Three-Months Ended July 31, 2003 and 2002

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Revenues	$-	$-	$-	$-
Operating expenses:
Officers' compensation	16,500	16,500	33,000	33,000
Professional fees	6,040	-	14,873	-
Miscellaneous expenses	62	63	125	125
Total operating expenses	22,602	16,563	47,998	33,125
Loss from operations	(22,602)	(16,563)	(47,998)	(33,125)

Other expenses
Interest expense	185	1,031	1,897	2,062
Total other expenses	185	1,031	1,897	2,,062

Net loss	$(22,787)	$(17,594)	$(49,895)	$(35,187)
Accumulated deficit, beginning	(2,022,333)	(1,943,019)	(1,995,225)	(1,925,425)
Accumulated deficit, ending	(2,045,120)	(1,960,612)	(2,022,333)	(1,960,612)

Loss per weighted average shares of common stock outstanding	$(0.02)	$(0.01)	$(0.04)	$(0.03)
Weighted average number of shares of common stock outstanding	1,418,698	1,418,698	1,418,698	1,038,481

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

EAST COAST DIVERSIFIED CORPORATION
Statements of Cash Flows (Unaudited)
For the Six Months Ended
October 31, 2003 and 2002
	2003	2002
Cash flows from operating activities:
Net loss	$(49,895)	$(35,187)
Changes in operating assets and liabilities:
Increase in accounts and accrued expenses payable	39,380	2,061
Increase in payroll taxes payable	250	126
Net cash used in operating activities	(10,265)	(33,000)

Cash flow from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from shareholder's note payable	10,265	33,000
Conversion of shareholders' debt to common stock	(132,000)	-
Conversion to common stock of shareholder's debt	132,000	-
Net cash provided by financing activities	10,265	33,000

Increase in cash and cash equivalents
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-
Interest expense	$-	$-

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

EAST COAST DIVERSIFIED CORPORATION
Statements of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended October 31, 2003 and 2002
			Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance April 30, 2002	1,976,162	$1,976	$1,848,585	$(1,925,425)	$(74,764)
Net Loss for the period				(35,187)	(35,187)
Balance October 31, 2002	1,976,162	1,976	1,848,585	(1,960,612)	(109,951)

Balance April 30, 2003	1,976,162	$1,976	$1,848,585	$1,995,225	$(144,564)
Conversion of shareholders' debt into common stock	660,000	660	131,340		132,000
Net loss for the period				(49,895)	(49,895)
Balance, October 31, 2003	2,636,162	$2,636	$1,980,025	$(2,045,120)	$(62,459)

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

NOTE 1 - NOTES PAYABLE, SHAREHOLDER

Notes payable, shareholders are as follows:	2003	2002
$10,265 note payable to a shareholder which accrues interest at 10% per annum and is due April 30, 2004. The note is convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001.	$10,265	$-
Three promissory notes of $33,000 each payable to the three officers of the Company. The notes totaled $99,000 and accrued interest at 5% per annum. The notes were converted into shares of common stock of the Company at a conversion price of $.20 in July 2003.	$-	$99,000
	$10,265	$99,000

NOTE 2. RELATED PARTY TRANSACTIONS

Convertible debt issued for services

The Company executed six notes totaling $132,000 as of April 30, 2003 to compensate three officers of the Company for serving as directors and officers. The terms of the note are detailed in Note 1. As of July 31, 2002 the note balances were $99,000. In July 2003, $132,000 of notes were converted into 660,000 shares of common stock at a conversion rate of $.20. The three officers were compensated $33,000 during each quarter.

NOTE 3. STOCKHOLDERS' EQUITY

On July 18, 2003 the Board of Directors of the Company resolved that articles of amendments would be filed to the articles of incorporation of the Company to effect a 1 for 25 reverse recapitalization of the Company's authorized and issued and outstanding shares of common stock. In addition the Board of Directors resolved that the Company shall have the authority to issue 74,000,000 shares of common stock, with a par value of $.001 and shall have the authority to issue 1,000,000 shares of preferred stock with a par value of $.001.

On July 31, 2003 the Company accepted the request of the shareholders of the Company to convert $132,000 of shareholder convertible notes into shares of the Company's common stock, at a conversion price of $.20.

NOTE 4. DISCONTINUED OPERATIONS

During the year 2001, the Company discontinued its operations, and, except for the payment of professional fees and officers' compensation, has been inoperative since that time.