Form 10QSB
period 2004-01-31
EAST COAST DIVERSIFIED CORP
filed 2004-03-12
CIK 1256540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ____ to ____

Commission file number: 0-50356

East Coast Diversified Corporation
(Name of small business issuer in its charter)

Nevada	55-0840109
(State or other jurisdiction of incorporation )	(I.R.S.Employer identification No.)

115 East 57th Street, Suite 1122, New York, NY	10022
(Address of principal executive offices)	(Zip code)

445 Park Avenue, Suite 922, New York, NY 10022
(Former address, if changed since last report)

Registrant's telephone number, including area code: (646) 202-9680

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

At March 11, 2004, the Registrant had 2,636,162 shares of common stock, par value $.001, issued and outstanding.

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

Plan of Operation
As the result of the discontinuation of the Company's former preventive health care service operations in 2001, we have no present operations. We have no cash or other liquid assets. We have redirected our efforts and limited resources to seeking a potential new business opportunity or business transaction with other companies. We do not intend to limit ourselves to a particular industry and have not established any particular criteria upon which we shall base our determination to consider and proceed with a business opportunity. The Company may seek a business opportunity with entities that have operations, or may seek to raise capital using debt or equity securities in order to commence new business activities. There can be no assurance that the Company will be able to raise any capital using its securities at terms and conditions satisfactory to the Company, if at all. In the event that business opportunities become available, such opportunities may be in early stages of development, which will make the task of evaluation and analysis of any opportunities both difficult, potentially expensive and complex.

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

Results of Operations for the Three-Month Periods Ended January 31, 2004 and 2003

During three-month period ended January 31, 2004 and 2002, the Company had no revenues. The Company had operating expenses of $16,625 during the three-month period ended January 31, 2004 and 2003. The operating expenses are mainly due to compensation to the Company's officers evidenced by notes.

Liquidity and Capital Resources

At January 31, 2004, we had no assets and total current liabilities of $79,346. See note 2 of the Notes to the Financial Statements. Our accumulated deficit at January 31, 2004 was $2,062,007.

During the nine-month period ended January 31, 2004, we had a negative cash flow from operations of $11,140, which was financed by proceeds from shareholders through the issuance of a convertible note.

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

(b) Form 8-K.
During the nine-month period ended January 31, 2004, the Company did not file a report on Form 8-K.

Signatures

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST COAST DIVERSIFIED CORPORATION
(Registrant)

By:/s/ Richard Rubin
Richard Rubin, Secretary and a Director
Date: March 11, 2004

By:/s/ Ivo Heiden
Ivo Heiden, Vice President and a Director
Date: March 11, 2004

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

Date: March 11, 2004
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

Date: March 11, 2004
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

Quarterly Report of Form 10-QSB for the period ended January 31, 2004.

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

Quarterly Report of Form 10-QSB for the period ended January 31, 2004

The undersigned certifies that the above periodic report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of East Coast Diversified Corporation and results of its operations.

By:/s/ Ivo Heiden
Ivo Heiden, Vice President and a Director

Financial Statements

Financial Statements for the three and six months ended January 31, 2004 and 2003

Accountants' report

To the Board of Directors
East Coast Diversified Corporation
New York, New York

We have reviewed the accompanying balance sheet of East Coast Diversified Corporation as of January 31, 20043, and the related statements of loss and accumulated deficit, cash flows, and changes in stockholders' equity for the nine months then ended, and the statements of loss for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of East Coast Diversified Corporation. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

Kahn Boyd Levychin,
Certified Public Accountants

March 11, 2004

EAST COAST DIVERSIFIED CORPORATION
Balance Sheet (Unaudited)
January 31, 2004
2003
Liabilities and Stockholders' Deficit
Current liabilities
Accounts and accrued expenses payable	$61,742
Notes payable, shareholder (Note 1)	11,140
Payroll taxes payable	6,464
Total current liabilities	79,346

Total liabilities	79,346

Stockholders' deficit
Preferred stock ($.001 par value, 1,000,000 shares authorized, none outstanding)	-
Common stock, ($.001 par value; 74,000,000 shares authorized,
2,636,162 shares issued and outstanding respectively)	2,636
Additional paid-in capital	1,980,025
Accumulated deficit	(2,062,007)
Total stockholders' deficit	(79,346)
Total liabilities and stockholders' deficit	$-

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

EAST COAST DIVERSIFIED CORPORATION
Statements of Loss and Accumulated Deficit (Unaudited)
For the Three and Nine Months Ended January 31, 2004 and 2003

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Revenues	$-	$-	$-	$-
Operating expenses:
Officers' compensation	16,500	16,500	49,500	49,500
Professional fees	-	-	14,873	-
Miscellaneous expenses	125	63	250	188
Total operating expenses	16,625	16,563	64,623	49,688
Loss from operations	(16,625)	(16,563)	(64,623)	(49,688)

Other expenses
Interest expense	262	1,031	2,159	3,093
Total other expenses	262	1,031	2,159	3,093

Net loss	$(16,887)	$(17,594)	$(66,782)	$(52,781)
Accumulated deficit, beginning	(2,045,120)	(1,943,019)	(1,995,225)	(1,925,425)
Accumulated deficit, ending	(2,062,007)	(1,960,612)	(2,062,007)	(1,978,206)

Loss per weighted average shares of common stock outstanding	$(0.01)	$(0.01)	$(0.03)	$(0.05)
Weighted average number of shares of common stock outstanding	1,418,698	1,418,698	2,449,640	1,038,481

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

EAST COAST DIVERSIFIED CORPORATION
Statements of Cash Flows (Unaudited)
For the Nine Months Ended
January 31, 2004 and 2003
	2004	2003
Cash flows from operating activities:
Net loss	$(66,782)	$(52,781)
Changes in operating assets and liabilities:
Increase in accounts and accrued expenses payable	55,392	19,531
Increase in payroll taxes payable	250	250
Net cash used in operating activities	(11,140)	(32,876)

Cash flow from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from shareholder's note payable	11,140	33,000
Conversion of shareholders' debt to common stock	(132,000)	-
Conversion to common stock of shareholder's debt	132,000	-
Net cash provided by financing activities	11,140	33,000

Increase in cash and cash equivalents
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-
Interest expense	$-	$-

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

EAST COAST DIVERSIFIED CORPORATION
Statements of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended January 31, 2004 and 2003
			Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance April 30, 2002	1,976,162	$1,976	$1,848,585	$(1,925,425)	$(74,764)
Net Loss for the period				(52,781)	(52,781)
Balance January 31, 2003	1,976,162	1,976	1,848,585	(1,978,206)	(127,545)

Balance April 30, 2003	1,976,162	$1,976	$1,848,585	$1,995,225	$(144,564)
Conversion of shareholders' debt into common stock	660,000	660	131,340		132,000
Net loss for the period				(66,782)	(66,782)
Balance January 31, 2004	2,636,162	$2,636	$1,980,025	$(2,062,007)	$(79,346)

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

During the year 2001, the Company discontinued its operations, and has been inoperative since that time. On May 29, 2003, the Company changed its name  to East Coast Diversified Corporation. The Company remained inoperative.

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

NOTE 1 - NOTES PAYABLE, SHAREHOLDER

Notes payable, shareholders are as follows:	2004	2003
$11,140 note payable to a shareholder which accrues interest at 10% per annum and is due April 30, 2004. The note is convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001.	$10,265	$-
Three promissory notes of $33,000 each payable to the three officers of the Company. The notes totaled $99,000 and accrued interest at 5% per annum. The notes were converted into shares of common stock of the Company at a conversion price of $.20 in July 2003.	$-	$99,000
	$10,265	$99,000

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