Form 10QSB/A
period 2004-01-31
EAST COAST DIVERSIFIED CORP
filed 2004-03-12
CIK 1256540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB-A

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 103 of Regulation SB requires disclosure if the Company or its officers, directors or affiliates are a party to any pending legal proceeding. There are no such proceedings and the Company and its officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

The Company voluntarily discloses certain proceedings against a former officer and director and registered representatives relating to a scheme from November 1999 to February 2000 relating to the pump-and-dump of the shares of Lifekeepers International Inc. On February 8, 2000, the Securities and Exchange Commission announced a temporary trading suspension of the shares which expired on February 22, 2000, because of questions about the accuracy and adequacy of publicly disseminated information concerning Lifekeepers. In August 2002, the Commission commenced an action for civil injunction against Norman F. Piatti, a former officer and director of Lifekeepers, and two registered representatives, Jeffrey R. Senger and Brad Niremberg, alleging participation in a pump-and-dump scheme from November 1999 to February 2000 which involved public dissemination of false and misleading information about Lifekeepers. On February 27, 2003, Mr. Piatti consented to the permanent injunction without admitting or denying the allegations which consent also barred Mr. Piatti from participation in any offer and sale of any Penny Stock.

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

Kahn Boyd Levychin,
Certified Public Accountants

March 11, 2004

EAST COAST DIVERSIFIED CORPORATION
Balance Sheet (Unaudited)
January 31, 2004
2004
Liabilities and Stockholders' Deficit
Current liabilities
Accounts and accrued expenses payable	$61,742
Notes payable, shareholder (Note 1)	11,140
Payroll taxes payable	6,464
Total current liabilities	79,346

Total liabilities	79,346

Stockholders' deficit
Preferred stock ($.001 par value, 1,000,000 shares authorized, none outstanding)	-
Common stock, ($.001 par value; 74,000,000 shares authorized, 2,636,162 shares issued and outstanding)	2,636
Additional paid-in capital	1,980,025
Accumulated deficit	(2,062,007)
Total stockholders' deficit	(79,346)
Total liabilities and stockholders' deficit	$-

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