Form 10KSB
period 2004-04-30
EAST COAST DIVERSIFIED CORP
filed 2004-07-30
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
___________________

(MARK ONE)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Fiscal Year Ended April 30, 2004
OR
[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For The Transition Period From  ___________ To ___________

Commission File No.: 0-50356

EAST COAST DIVERSIFIED CORPORATION
(Exact Name Of Registrant As Specified In Its Charter)

NEVADA	55-0840109
(State of Incorporation)	(I.R.S. Employer Identification No.)

115 EAST 57TH STREET, SUITE 1122	10022
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (212) 688-5688

Securities Registered Pursuant to Section 12(b) of The Act: None

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

At July 30, 2004, the aggregate market value of the 407,362 voting common stock held by non-affiliates of the registrant was approximately $4,074. At July 30, 2004, the registrant had 2,636,162 shares of common stock outstanding.

Issuers Involved in Bankruptcy Proceeding During The Past Five Years
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Some of the statements contained in this annual report on Form 10-KSB of East Coast Diversified Corporation discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this annual report, forward-looking statements are generally identified by the words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

-	the success or failure of management's efforts to implement the Company's plan of operation;
-	the ability of the Company to raise sufficient capital to meet operating expenses;
-	the ability of the Company to compete with other companies that have a similar plan of operation;
-	the effect of changing economic conditions impacting our plan of operation;
-	the ability of the Company to meet the other risks as may be described in future filings with the SEC.

Business Development
East Coast Diversified Corp. (the "Company") was incorporated under the laws of the State of Florida on May 27, 1994 under the name Plantastic Corp. The Company was formed for the purpose of purchasing and operating a tree farm and nursery. The Company was unsuccessful in this venture and in March 1997, the Company amended its articles of incorporation, reorganized its capital structure and changed its name to Viva Golf, USA Corp. The Company then acquired the assets of Viva Golf, USA Corp., a Delaware corporation, which consisted of a golf equipment marketing plan and other related assets. The Company unsuccessfully engaged in the business of golf club manufacturing and marketing and ceased those operations in 1998. In June 2003, the Company changed its name to East Coast Diversified Corp. from Lifekeepers International, Inc. and changed its domicile to Nevada.

East Coast Diversified Corp. is sometimes referred to as the Company or the "Registrant". Its plan of operation is to seek new business opportunities or enter into a business transaction, which is described under subheading "Business Objective".

The Company incurred significant losses pursuing its former preventive health care service operations and the Company believed that these losses would continue and would even possibly increase. As a result, it was determined that it was in the Company's best interests to discontinue its preventive health care service operations. The Company did not believe that it could continue to sustain operating losses and secure enough funding to finance these operations. The Company determined that the discontinuation of these operations would permit it to reallocate its limited resources to seeking new business opportunities, which efforts the Company believes to be in the best interest of the shareholders.

Following the discontinuation of its preventive health care service operations in 2001, the Company had no source of funding to pay for its limited operating expenses. As of the date of filing this annual report,  the Company's has incurred a total of $11,450 in expenses principally consisting of accounting fees, fees related to our continued corporate existence and related administrative costs.

Business Objective

As the result of the discontinuation of our preventive health care service operations, we have no present operations. We have redirected our efforts and limited resources to seeking potential new business opportunities or business transactions with other companies. We do not intend to limit ourselves to a particular industry and have not established any particular criteria upon which we shall base our determination to consider and proceed with a business opportunity.

Our management owns 1,508,800 restricted shares of common stock or 57.23% of our issued shares. If we pursue our plan of acquiring another business or other business opportunity, management would have substantial flexibility in identifying and selecting a prospective business and the Company would not be obligated nor does management intent to seek pre-approval by our unaffiliated shareholders of any acquisition of an interest in a new business opportunity. Under the laws of the State of Nevada, the consent of holders of a majority of the issued and outstanding shares, acting without a shareholders meeting, can approve an acquisition of a new business.

As a result, we would be entirely dependent on the judgment of management in connection with the target company selection process. In evaluating a prospective business opportunity, we would consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate, if any; (iii) growth potential of the candidate; (iv) experience and skill of the candidate's management and other personnel; (v) capital requirements of the acquired business; (vi) the prospective candidate's competitive position; (vii) stage of development of the the business opportunity; (viii) degree of current or potential market acceptance of the business, its products or services; (ix) proprietary assets; (x) the availability of audited financial statements of any potential business opportunity; and (xi) the regulatory environment that may be applicable to any prospective business.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of any business opportunity would be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting prospective new business opportunities. In connection with an evaluation of a prospective or potential business opportunities, management, with the possible assistance of an independent investment banking firm, or third party consultants, may consider to conduct a due diligence review.

The time and costs required to pursue new business opportunities or to seek to acquire other businesses, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable Federal securities laws and state "blue sky" and corporation laws, have not been ascertained with any degree of certainty, and may be extensive.

Management does not intend to devote full time the the Company, but does intend to devote an appropriate portion of its time to our affairs and, accordingly, the length of time required for the pursuit and negotiations related to any new business opportunities is uncertain. However, management will devote such time as it deems reasonably necessary to carry out our business affairs including our pursuit of business opportunities necessary to commence operations, although no assurance can be made that we will be successful in our efforts. We cannot project the percentage of management time that it will actually devote to the Company's business and affairs. See the discussion under "Business Experience of Management" below.

If we decide to enter into a business combination, Federal and state tax laws and regulations have a significant impact upon the structuring of a business combination. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us and our shareholders. There can be no assurance that the Internal Revenue Service or state tax authorities will ultimately agree with our tax treatment of a potential business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately disagree with our proposed tax treatment and in fact prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us and our shareholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a potential business combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Following the effective date of this registration statement under the Exchange Act we will became a reporting company under the Exchange Act. We will become subject to the reporting requirements under the Exchange Act, including the requirement to file Quarterly Reports and Annual Reports, with the SEC and such other reports as are required under the Exchange Act. Pursuant to Section 13 and 15(d) of the Exchange Act, in the event significant acquisitions take place, we will also be required to file reports with the SEC which will include certified financial statements for the acquired company covering the last two fiscal two years. Consequently, acquisition prospects that do not have or are unable to obtain the required certified financial statements will not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

After the effective date of this registration statement, the Company will also be obligated to file with the SEC an Information Statement on Schedule 14C under the Exchange Act. Further, we would be required to include complete disclosure of an acquired company and its business, as well as audited financial statements of such acquired business, which Information Statement would be required to be mailed to our shareholders of record.

We may acquire a company or business by purchasing, trading or selling the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Various impediments to an acquisition of a business or company or a merger may arise such as appraisal rights afforded to the shareholders of a prospective acquisition under the laws of the state under which the prospective business is organized. This may prove to be deterrent to a particular business combination.

Selection of a Target Business and Structuring of a Business Combination.

At present management owns 57.23% of our issued shares. As a result, management will have substantial flexibility in identifying and selecting a prospective target business. We will be almost entirely dependent on the judgment of management in connection with the selection of a target business. In evaluating a prospective target business, we will consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate, if any; (iii) growth potential of the candidate; (iv) experience and skill of management and availability of additional personnel; (v) capital requirements that may be necessary; (vi) the prospective candidate's competitive position; (vii) stage of development of the the business opportunity; (viii) degree of current or potential market acceptance of the business, its products or services; (ix) proprietary assets such intellectual property; (x) the availability of audited financial statements of any potential business opportunity; and (xi) the regulatory environment that may be applicable to any prospective business.

The foregoing criteria are not intended to be exhaustive and any evaluation related to the merits of a particular target business will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a business transaction. In connection with its evaluation of a prospective target business, management, with the possible assistance of  an independent investment banking firm or third party consultants, anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of their facilities, as well as a review of financial, legal and other information which will be made available to us.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating relevant agreements and preparing documents for filing under the applicable securities laws) cannot presently be ascertained with any degree of certainty. Management intends to devote only a small portion of their time to the our affairs and, accordingly, consummation of a business combination may require a greater period of time than if our management devoted their full time to our affairs. However, management will devote such time as they deem reasonably necessary to carry out our business objective and affairs, including the evaluation of potential target businesses and the negotiation of a business combination. As a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

We anticipate that various prospective target businesses will be brought to our attention from various sources, including broker-dealers, investment bankers, venture capitalists and other members of the financial community and affiliated sources, including, possibly, our executive officers, directors and their affiliates. We may also engage the services of professional firms that specialize in finding business acquisition candidates, in which event we may agree to pay a finder's fee or other compensation. In no event will we pay a finder's fee or commission to management, or to any entity controlled by our management  directly or indirectly. We will not advertise nor utilize promoters to seek new business opportunities or prospective target businesses. We will not publish advertisements in financial or trade publications seeking potential business acquisitions.

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and their respective shareholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately agree with our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately disagree with our proposed tax treatment and in fact prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us, the target business and their respective shareholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular business combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Conflicts of Interest

Management is not required to commit their full time to our affairs and it is likely that they will not devote a substantial amount of time to our affairs. As a result, the consummation of a business combination may require a greater period of time than if they would devote their full time to our affairs. However, our management may allocate such time as they deem reasonably necessary in their sole discretion  to conduct our business and affairs, including the evaluation of potential target businesses and the negotiation and consummation of a business combination. Our officers and directors may also serve from time to time as officers and directors of other reporting companies. See "Business Experiences of Management" below". As a result, the amount of time devoted to our business and affairs may vary significantly, depending upon, among other things, whether we have identified a target business or are engaged in active negotiation and consummation of a business combination. Management has not identified and is not currently negotiating a business combination. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conducted, including seeking potential business combinations. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. Accordingly, as a result of multiple business affiliations, management may have similar legal obligations to present certain business opportunities to multiple entities. There can be no assurance that any conflicts will be resolved in our favor. Further, management does not intend, and the Company shall not enter into any transaction with any target business that is affiliated with management.

Business Experience of Management

Our present management, Messrs. Thomas J. Craft, Jr., Richard Rubin and Ivo Heiden, serve as our officers and directors. During the past five years, management has had experience in negotiating mergers, acquisitions and stock purchase agreements involving several different private operating companies. In connection with or upon completion of such transactions, they resigned their management positions. The following table sets forth business transactions management was involved during the last five years.

Company	Type and Date of Transaction	Subsequent Involvement
Fifth Avenue Acquisition I Corp.	Merger with PlanetLink Communications, Inc., an operating company, in July 2001. PlanetLink Communications, Inc. became the successor reporting company and is subject to quotation on the OTCBB.	Messrs. Craft, Rubin and Heiden resigned as officers and directors following the merger with PlanetLink.
Bio Standard Corporation	Merger with Nettel Holdings, Inc., an operating company, in May 2003. Nettel became the successor reporting company and is subject to quotation on the OTCBB.	Mr. Craft and Rubin resigned as officers and directors following the merger with Nettel.
Western Silver-Lead Corporation	Merger with Lexor Holdings Inc., an operating company, in September 2003. Lexor became the successor reporting company and is subject to quotation on the OTCBB.	Messrs. Craft, Rubin and Heiden resigned as directors following the merger with Lexor.

During the past five years, Messrs. Craft, Rubin and Heiden served as officers and/or directors of companies each of which entered into business combination transaction:
(i) PlanetLink Communications, Inc. - Messrs. Craft, Rubin and Heiden served as officers and directors of Fifth Avenue Acquisition I Corp., a reporting non-operating company. Messrs. Craft, Rubin and Heiden engaged an independent accounting firm on behalf of Fifth Avenue Acquisition I Corp. to audit the financial statements of this company and filed a registration statement on Form 10-SB/12g, which registration statement became effective in March 2001. Fifth Avenue Acquisition I Corp. entered into a business combination with PlanetLink Communications, Inc. in July 2001and PlanetLink became the successor operating reporting company. In August 2002, Messrs. Craft, Rubin and Heiden resigned as officers and directors.
(ii) Bio Standard Corporation - Messrs. Craft and Rubin were appointed officers and directors of Bio Standard Corporation, a reporting company, in February 2002. On or about that date, Bio Standard Corporation discontinued its operations as a real estate mortgage company and became a non-operating reporting company. This company entered into a business combination transaction with Nettel Holdings, Inc., a private operating company in May 2003. Messrs. Craft and Rubin resigned as officers and directors in May 2003 following the completion of the merger.
(iii) Western Silver-Lead Corporation - Messrs. Craft, Rubin and Heiden were elected to the board of directors at a special meeting of shareholders held in August 2002. This company entered into a business combination transaction with Lexor Holdings, Inc., an operating company in September 2003. Messrs. Craft, Rubin and Heiden resigned as officers and directors in September 2003 following the completion of the merger.

RISK FACTORS

The following important factors, among others, could cause actual results or plans to differ from those indicated in forward-looking statements made in this document.

LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES.
At present, we have no business operations and our business activities are limited to seeking potential business opportunities. Our historical financial information contained in this registration statement is of limited value to potential investors in evaluating any investment in our securities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objective of a business combination. We have only limited resources and have no operating income, revenues or cash flow from operations. Our management is providing us with limited funding, on a as needed basis, necessary for us to continue our corporate existence, pay our audit fees, related administrative expenses and pursue our objective of new business opportunities, as well as funding the costs of becoming a reporting company under the Exchange Act. Our management has not agreed in writing to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business or acquire an entity that generates revenues, of which there can be no assurance. There can be no assurance that any business that may be acquired by us will generate any material revenues from operations or operate on a profitable basis.

BROAD DISCRETION OF MANAGEMENT.
The filing of this annual report on Form 10-KSB under the Exchange Act does not involve the offering of any securities. Investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business, whether by acquisition or commencement of a new business operation. There can be no assurance that determinations ultimately made by our management will permit us to achieve our business objectives and plan of operation.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED
Our common stock is subject to quotation on the pink sheets. There has only been very limited trading activity in our common stock. There can be no assurance that a more active trading market will commence in our securities either before or following any new business transaction. Further, in the event that an active trading market commences, there can be no assurance as to the level of any market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS; UNSPECIFIED INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES; UNASCERTAINABLE RISKS
We have not yet identified any prospective business or industry in which we may seek to become involved and therefore there is no basis for shareholders to evaluate any possible merits or risks associated with potential new business opportunities or the particular industry in which we may ultimately operate. To the extent that we effect a business combination with a financially unstable company or an entity that is in its early stage of development or growth, we will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity. There can be no assurance that any prospective business which we may enter into will ultimately prove to be more favorable to shareholders than any other investment opportunity available to them.

CONFLICTS OF INTEREST
Our officers and directors are not required to commit their full time to our affairs. Therefore, there may be a conflict of interest in allocating management time among their various business activities. However, our officers and directors will devote such time as they deem reasonably necessary, in their sole discretion, to conduct our business and affairs, including the evaluation of potential new business opportunities and the negotiation and consummation of a  business combination. As a result, the amount of time devoted to our business and affairs may vary significantly, depending upon, among other things, whether we have identified a new prospective business opportunity or are engaged in active negotiations. Due to our management's multiple business affiliations, management may have legal obligations to present certain business opportunities to multiple entities including the Company. There can be no assurance that any conflicts will be resolved in our favor.

COMPETITION
We expect to encounter intense competition from other entities seeking to pursue new business opportunities or business combinations. Many of these entities are well-established and have extensive experience identifying new prospective business opportunities or in effecting business combinations and possess far greater financial, technical, human and other resources than does the Company. Based upon our limited financial resources, we lack the resources compared to many of our potential competitors. There can be no assurance that we will have the ability to compete successfully in our business plan.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION.
Pursuant to the requirements of Section 13 of the Exchange Act, we are required to file quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, which latter report must contain our audited financial statements on an annual basis. Further, as a reporting company under the Exchange Act, we will be required to disclose information about significant acquisitions and other material events on Form 8-K and within 60 days following any business combination we will be required to file a Form 8-K/A containing audited financial statements of the acquired company. While obtaining audited financial statements is typically the economic responsibility of the acquired company, it is possible that a potential target company is a private non-reporting company without audited financial statements. The additional time and costs that may be incurred to have an independent public accountant conduct an audit and prepare audited financial statements in compliance with SEC regulations may significantly delay or preclude consummation of an otherwise desirable business combination transaction. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the Company is subject to the reporting requirements of the Exchange Act. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financial statements may not be available to us in a timely manner in connection with a business combination transaction. In the event where audited financial statements are unavailable, we could be in position where we are not deemed current under the Exchange Act. In order for our shares of common stock to be eligible for quotation on the OTCBB, and to remain subject to quotation, of which there can be no assurance, the Company and any successor reporting company must remain current under the Exchange Act.

WE MAY REQUIRE ADDITIONAL FINANCING
Due to the fact that we have no revenues and no material business activities, we are entirely dependent upon the willingness of our officers and directors to fund the costs associated with compliance with the filing requirements under the Exchange Act, and other  administrative costs associated with our corporate existence. As of the date of this annual report, the Company has paid $11,450 for accounting fees and other expenses related to the corporate existence. In fact, we are dependent upon the willingness of management to provide services including the preparation of filings under the Exchange Act and being compensated in shares in lieu of cash compensation. We may not generate any revenues until the consummation of a business combination or the commencement of new business operations. We anticipate that we will have sufficient resources, however limited, to continue to pay accounting fees and other miscellaneous expenses that are required until we commence business operations or enter into a business combination. If management fails to provide  financing to the Company, it would have a material adverse affect on our ability to commence operations and pursue our business plan. We do not have any arrangements with any third party to provide financing and there can be no assurance that any such arrangement, if required, would be available on terms deemed to be commercially acceptable and in our best interests.

LIMITED DOCUMENTATION OF PAST CORPORATE ACTIONS
During certain periods from our inception through the discontinuation of our medical testing operation in 2001, the Company may not have properly documented all corporate actions. In addition, we may have had only limited internal corporate control procedures or mechanisms and those internal corporate control procedures which were in place during such periods may not have been properly maintained. As a result of this limited documentation of corporate actions, we may be unaware of corporate acts which may have a material adverse effect on our business, financial condition or results of operations.

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE SECURITIES
The class of common stock to be registered under the Exchange Act has not been registered for resale under the Act or the "blue sky" laws of any state. The holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

It is the intention of the management following the consummation of a business combination or the commencement of a new business operation to seek coverage and publication of information regarding the Company in an accepted publication which permits a manual exemption. This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

DIVIDENDS UNLIKELY
We do not expect to pay dividends for the foreseeable future because we have no revenues or capital and any potential business operations or acquisition will require the use of our limited financial resources. The payment of dividends, if any, will be contingent upon our future revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is our expectation that any future management following the commencement of a new business or consummation of a business combination will determine to retain all earnings, if any, for use in the future business operations and accordingly, we do not anticipate that the Company will declare any dividends in the foreseeable future.

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES
Our Articles of Incorporation authorize the issuance of 74,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001. At the date of filing this annual report on Form 10-KSB, we have issued 2,636,162 shares of common stock and no preferred shares. We may issue additional shares of common stock in consideration for legal and consulting services as well as additional shares in connection with our intent to pursue new business opportunities or to enter into a business combination. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. If we issue shares of common stock in connection with any new business opportunity or combination, a change in control of the Company may occur. This may affect, among other things, our ability to utilize net operating loss carry forwards, if any. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

COMPLIANCE WITH PENNY STOCK RULES
Our securities will initially be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, since the price of our shares of common stock is less than $5. Unless our common stock is otherwise excluded from the definition of "penny stock," the penny stock rules apply with respect to that particular security. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could additionally limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at the offices of Park Avenue Group, Inc., 115 East 57th Street, 11th Floor, New York, NY 10022, which space is  provided to us on a rent-free basis. These facilities consist of approximately 300 square feet of executive office space and are leased by Park Avenue Group, Inc. from an unaffiliated third party. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity or consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended April 30, 2004, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is subject to quotation on the pink sheets under the symbol ECDV. To the best knowledge of the Registrant, there has been no active trading activity for approximately the past two years. The following table shows the high and low bid prices for the Registrant's common stock during the last two fiscal years as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low
Year Ended April 30, 2004
Quarter ended April 30, 2004	$0.01	$0.01
Quarter ended January 31, 2004	0.01	0.01
Quarter ended October 31, 2003	0.00	0.00
Quarter ended July 31, 2003	0.00	0.00

Year Ended April 30, 2003
Quarter ended April 30, 2003	$0.00	$0.00
Quarter ended January 31, 2003	0.00	0.00
Quarter ended October 31, 2002	0.00	0.00
Quarter ended July 31, 2002	0.00	0.00

Year Ended April 30, 2002
Quarter ended April 30, 2002	$0.00	$0.00
Quarter ended January 31, 2002	0.00	0.00
Quarter ended October 31, 2001	0.00	0.00
Quarter ended July 31, 2001	0.00	0.00

(b) Approximate Number of Holders of Common Stock
On July 30, 2004, there were approximately 895 shareholders of our common stock.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
During the quarter ended ended April 30, 2004, the Registrant did not issue any restricted shares.

(e) Equity Compensation Plans
We have no equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Overview
Our current activities are related to seeking a new business opportunity or business combination. We will use our limited personnel and financial resources in connection with such activities. It may be expected that entering into a new business opportunity or business combination will involve the issuance of restricted shares of common stock. At April 30, 2004, we have no cash or other liquid assets. As of April 30, 2004, the Company had total liabilities of $92,813.

Results of Operations for the Years Ended April 30, 2004 and 2003

During fiscal year 2004 and 2003, the Company had no revenues. The Company had operating expenses of $77,825 during fiscal year 2004, compared to operating expenses of $66,250 during fiscal year 2003.

Liquidity and Capital Resources

At April 30, 2004 and 2003, we had no assets and total liabilities of $92,813 and $144,564, respectively. Our current liabilities increased from $12,564 at April 30, 2003 to $81,363 at April 30, 2004. Our accumulated deficit at April 30, 2004 and April 30, 2003 was $2,075,474 and $1,995,225, respectively.

We have been dependent upon interim funding by our management to pay our operating and administrative expenses. We have no written finance agreement with our management to continue to advance funding to pay these expenses.

As part of our intent to seek new business opportunities and/or in effecting a business combination, we may determine to seek to raise funds from the sale of equity or debt securities.We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

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

There are no limitations in our articles of incorporation on our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. Our limited resources and lack of operating history may make it difficult to do borrow funds or raise capital. Our inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on our financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended April 30, 2004 and April 30, 2004 are attached to this annual report.

Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

As of the end of April 30, 2004, our management conducted an evaluation of the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the  Exchange Act. Based on this evaluation, management concluded that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The Registrant also maintains a system of internal control over financial reporting (as defined in Rules 13A-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  New management was appointed in connection with a change in control in November 2001. New management adopted disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act in connection with this annual report.

The executive officers of the Registrant do not expect that the Registrant's disclosure controls and procedures or internal controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

Name	Age	Title	Date Became Executive Officer
Thomas J. Craft, Jr.	39	President and Director	11/2001
Ivo Heiden	37	Vice President and Director	11/2001
Richard Rubin	62	Secretary and Chairman of the Board	11/2001

All of the officers have held these positions and/or directorships with us since November 2001. Officers are not elected for a fixed term of office but hold office until their successors have been elected.

Thomas J. Craft, Jr., 39, has been president and a director of the Registrant since March 30, 2004. Mr. Craft is an attorney practicing law under the laws of the State of Florida, with offices in Palm Beach County, FL. From 1996 through 2001, Mr. Craft served as the secretary and a director of GlobeTel Communications, Inc., a public company with headquarters in Miami, FL.  From October 2000 until August 2001, Mr. Craft served as an officer and director of Fifth Avenue Acquisition I Corp., and resigned in connection with a business combination with PlanetLink Communications, Inc. Mr. Craft became an officer and director of Bio Standard Corporation, a reporting company, in February 2002 and resigned in connection with a business combination with Nettel Holdings in March 2003. In November 2002, Mr. Craft became a director of American International Industries, Inc.  Mr. Craft served as a director of Western-Silver-Lead Corporation, a public reporting company, from August 2002 to September 2003, resigning in connection with a business combination with Lexor Holdings.

Ivo Heiden, 37, has been vice president and a director of the Registrant since March 30. 2004. During the past five years, Mr. Heiden has been engaged in the business of providing corporate securities consulting services to public and private companies. From October 2000 until August 2001, Mr. Heiden served as an officer and director of Fifth Avenue Acquisition I Corp., and resigned in connection with a business combination with PlanetLink Communications, Inc. Mr. Heiden served also as a director of Western-Silver-Lead Corporation, a public reporting company from August 2002 to September 2003, resigning in connection with a business combination with Lexor Holdings.

Richard Rubin, 62, has been secretary and a director of the Registrant since March 30, 2004. During the past five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services to public companies. From October 2000 until August 2001, Mr. Rubin served as an officer and director of Fifth Avenue Acquisition I Corp., and resigned in connection with a business combination with PlanetLink Communications, Inc. In February 2002, Mr. Rubin also became an officer and director of Bio Standard Corporation, a reporting company and resigned as officer and director in May 2003 in connection with a business combination with Nettel Holdings. Mr. Rubin served as a director of Western-Silver-Lead Corporation, a public reporting company from August 2002 to September 2003, resigning in connection with a business combination with Lexor Holdings.

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the chief executive officer of the Company for the periods set forth below. Each of our officers/directors received non-cash compensation of $22,000 during the fiscal years ended April 30, 2004 and 2003.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Thomas J. Craft, Jr. (1)	2004	---	---	22,000	---	---	---
President and Director	2003	---	---	22,000	---	---	---
Richard Rubin (1)	2004	---	---	22,000	---	---	---
Secretary and Director	2003	---	---	22,000	---	---	---
Ivo Heiden (1)	2004	---	---	22,000	---	---	---
Vice President and Director	2003	---	---	22,000	---	---	---

(1) Messrs. Craft's, Rubin's and Heiden's non-cash compensation is accrued at the rate of $22,000 per annum. On July 18, 2003, subsequent to the fiscal year ended April 30, 2003, Messrs. Craft, Rubin and Heiden converted each $44,000 in accrued non-compensation for the years 2003 and 2002 into 220,000 shares of restricted stock.

The Company has no employment agreement with any of its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of July 30, 2004, the Registrant had 2,636,161 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Thomas J. Craft, Jr. 11000 Prosperity Farms Road, Palm Beach Gardens, FL 33401	511,520 shares	19.40%
Common Stock	Richard Rubin 115 East 57th Street, 11th Fl., New York, NY 10022	511,520 shares	19.40%
Common Stock	Ivo Heiden 115 East 57th Street, 11th Fl., New York, NY 10022	485,760 shares	18.45%
Common Stock	Regency Resources, Inc. 721 Fifth Avenue, New York, NY 10022	360,000 shares	13.66%
Common Stock	Yorktown Consultancy 72 New Bond Street, W1S1RR, London, UK	360,000 shares	13.66%
Common Stock	All officers and directors as a group (3 people)	15,000,000 shares	57.23%

To the knowledge of the Registrant, there are no arrangements which may result in a change in control of the Registrant. However, in the event that the Registrant enters into a business combination with an operating entity, it may be expected that it will experience a change in control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Back to Table of Contents

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party. Transactions in this context relate to any transaction which exceeds $60,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-KSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit Number	Description
3(i)1	Articles of Incorporation of the Registrant, filed as an exhibit with the Registrant's Form 10-SB/12g on August 6, 2003.
3(i)1	By-Laws of the Registrant, filed as an exhibit with the Registrant's Form 10-SB/12g on August 6, 2003.

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant did not file a Form 8-K during the last quarter of the fiscal year covered by this annual report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Kahn Boyd Levychin, Certified Public Accountants as independent public accountant for the fiscal year ending April 30, 2004 and 2003.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Kahn Boyd Levychin, Certified Public Accountants, for the audit of the Registrant's annual financial statements for the years ended April 30, 2004 and April 30, 2003, and fees billed for other services rendered by Kahn Boyd Levychin during those periods.

Year Ended
	April 30, 2004	April 30, 2003
Audit fees (1)	$3,500	$3,500
Audit-related fees (2)	N/A	N/A
Tax fees (3)	N/A	N/A
All other fees	N/A	N/A
________________
(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

Code of Ethics
The Corporation has adopted a Code of Ethics that are designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in the Registrant's SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that all of its officers and directors have filed all reports required under Section 16(a). The Registrant has not been furnished with any reports for Regency Resources, Inc., who beneficially owns 360,000 shares or 13.66% and Yorktown Consultancy who beneficially owns 360,000 shares or 13.66%.

SIGNATURES Back to Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ IVO HEIDEN VICE PRESIDENT Ivo Heiden Vice President, Treasurer and Director Dated: July 28, 2004

/s/ RICHARD RUBIN SECRETARY AND CHAIRMAN OF THE BOARD Richard Rubin Secretary and Chairman Dated: July 28, 2004

Certification of Ivo Heiden, Vice President, Treasurer of East Coast Diversified Corporation, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002.

I, Ivo Heiden, certify that:

1. I have reviewed this annual report on Form 10-KSB of East Coast Diversified Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's certifying officer,  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to the undersigned by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report management's conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant's auditors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management who have a significant role in the registrant's internal controls; and

6.  I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 28, 2004, Ivo Heiden, Vice President, Treasurer and Director
                                   /s/ Ivo Heiden

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Ivo Heiden, Vice President, Treasurer and Director of East Coast Diversified Corporation, a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this annual report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Annual Report of Form 10-KSB for the year ended April 30, 2004.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above annual report fairly presents, in all respects, the financial condition of East Coast Diversified Corporation and results of its operations.

Date: July 28, 2004, Ivo Heiden, Vice President, Treasurer and Director
                                   /s/ Ivo Heiden

Certification of Richard Rubin, Secretary and Chairman of East Coast Diversified Corporation, pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002.

I, Richard Rubin, certify that:

1. I have reviewed this annual report on Form 10-KSB of East Coast Diversified Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's certifying officer,  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to the undersigned by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report management's conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant's auditors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management who have a significant role in the registrant's internal controls; and

6.  I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 28, 2004, Richard Rubin, Secretary and Chairman
                                   /s/ Richard Rubin

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Richard Rubin, Secretary and Chairman of East Coast Diversified Corporation, a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this annual report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Annual Report of Form 10-KSB for the year ended April 30, 2004.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above annual report fairly presents, in all respects, the financial condition of East Coast Diversified Corporation and results of its operations.

Date: July 28, 2004, Richard Rubin. Secretary and Chairman
                                   /s/ Richard Rubin

Financial Statements Back to Table of Contents

EAST COAST DIVERSIFIED CORPORATION
AUDITORS' REPORT

To the Board of Directors
East Coast Diversified Corporation
New York, New York

We have audited the accompanying balance sheets of East Coast Diversified Corporation as of April 30, 2004 and 2003, and the related statements of loss and accumulated deficit, cash flows, and changes in stockholders' deficit for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Coast Diversified Corporation as of April 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with principles generally accepted in the United States of America.

As discussed in the summary of significant accounting policies on November 20, 2001 the Company discontinued its operations, and has been inoperative since that time.

Kahn Boyd Levychin,

Certified Public Accountants

July 15, 2004

East Coast Diversified Corporation
Balance Sheets

	2004	2003
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Payroll taxes payable	$6,714	$5,964
Accrued compensation payable	66,000	-
Accrued interest payable	8,649	6,600
Total current liabilities	81,363	12,564

Non-current liabilities
Notes payable to shareholder	11,450	132,000
Total liabilities	92,813	144,564

Stockholders' deficit:
Preferred stock ($.001 par value; 1,000,000 authorized, none outstanding)	0	0
Common stock ($.001 par value; 74,000,000 shares authorized;
2,636,161 shares issued in 2004 and 1,976,162 in 2003	2,636	1,976
Additional paid-in capital	1,980,025	1,848,685
Accumulated deficit	(2,075,474)	(1,995,225)
Total stockholders' deficit	(92,813)	(144,564)
Total liabilities and stockholders' equity	$0	$0

The auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION
Statements of Loss and Accumulated Deficit
For the Years Ended April 30, 2004 and 2003

	2004	2003
Revenues	$-	$-
Operating expenses
Officers' compensation	66,000	66,000
Professional fees	11,450	-
Miscellaneous expenses	375	250
Total operating expenses	77,825	66,250
Loss from operations	(77,825)	(66,250)

Other expenses
Interest expense	2,424	3,550
Total other expenses	2,424	3,550

Net loss	$(80,249)	$(69,800)
Accumulated deficit, beginning	(1,995,225)	(1,925,425)
Accumulated deficit, ending	(2,075,474)	(1,995,225)

Loss per weighted average share of common stock outstanding	$(0.03)	$(0.04)
Weighted average number of shares of common stock outstanding	2,472,063	1,976,162

The auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION
Statements of Changes in Stockholders' Deficit
For the Years Ended April 30, 2004 and 2003

			Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance April 30, 2002	1,976,162	$1,976	$1,801,257	$(1,925,425)	$(74,764)
Net Loss for the year				(69,800)	(69,800)
Balance April 30, 2003	1,976,162	1,976	1,801,257	(1,995,225)	(144,564)

Balance April 30, 2003	1,976,162	$1,976	$1,801,257	$(1,995,225)	$(144,564)
Conversion of shareholders' debt into common stock	660,000	660	131,340		132,000
Net loss for the year				(80,249)	(80,249)
Balance April 30, 2004	2,636,162	$2,636	$1,980,025	$(2,074,474)	$(92,813)

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

EAST COAST DIVERSIFIED CORPORATION
Statements of Cash Flows
For the Years Ended April 30, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(80,249)	$(69,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in payroll taxes payable	750	500
Increase in accrued compensation payable	66,000	-
Increase in accrued interest payable	2,049	3,300
Net cash used in operating activities	(11,450)	(66,000)

Cash flows from financing activities:
(Decrease) increase in shareholders' notes payable	(120,550)	66,000
Common stock issued in repayments of shareholders' loan	132,000	-
Net cash provided by financing activities	11,450	66,000

Increase in cash and cash equivalents
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-
Interest expense	$-	$-

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
APRIL 30, 2004

Organization

East Coast Diversified Corporation (the "Company") was organized on May 24, 1994, under the laws of the State of Florida under the name Plantastic Corp. Viva Golf Corporation acquired 100% of the issued and outstanding shares of common stock of Lifekeepers International, Inc. in exchange for 1,000,000 of its newly issued shares under an Agreement and Plan of Reorganization on October 22, 1998. After the reorganization, Viva Golf USA, Corporation amended its Certificate of Incorporation on November 3, 1998, to change its name to Lifekeepers International, Inc.

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

Cash and cash equivalents

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

Common stock issued for services

Common stock issued for services have been recorded using the fair market value of the services rendered. The value of these shares is charged to expense.

Discontinued operations

On November 20, 2001 the Company discontinued its operations and has been inoperative since that time.

EAST COAST DIVERSIFIED CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NOTES PAYABLE, SHAREHOLDERS

April 30, 2004

Notes payable, shareholders represented advances by a Company's officers totaling $11,450. The notes accrued interest at 5% per annum, and is due on demand or convertible into shares of common stock of the Company at a conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $0.001.

April 30, 2003

Notes payable, shareholders represented 6 promissory notes of $22,000 each payable to 3 of the Company's officers. The notes totaled $132,000 and accrued interest at 5% per annum, and were due and payable July 31, 2003. On July 31, 2003 the notes were converted into shares of common stock of the Company at a value of $132,000. The notes were executed to compensate three officers of the Company for serving as directors and officers.

NOTE 2 - RELATED PARTY TRANSACTIONS

Compensation of officers

The Company accrued $66,000 in compensation to three officers of the Company for serving as directors and officers. As of April 30, 2004 $66,000 was due and payable.

Convertible debt issued for services

For the year ended April 30, 2003, the Company executed six notes totaling $132,000 to compensate three officers of the Company for serving as directors and officers. The terms of the note are detailed in Note 1. The three officers were compensated at a rate of $22,000 each per annum, for a total of $66,000.

NOTE 3 - STOCKHOLDERS' EQUITY

On July 18, 2003 the Board of Directors of the Company resolved that articles of amendments would be filed to the articles of incorporation of the Company to effect a 1 for 25 reverse recapitalization of the Company's authorized and issued and outstanding shares of common stock. In addition the Board of Directors resolved that the Company increased its authorized shares of common stock from 50,000,000 to 74,000,000 shares, with a par value of $.001. In addition the Company increased its shares of authorized preferred stock from 5,000,000 to 1,000,000 shares with a par value of $.001.

On July 31, 2003 the Company accepted the request of the shareholders of the Company to convert $132,000 of shareholder convertible notes into 660,000 shares of the Company's common stock, at a conversion price of $.20 (see Note 1).