Form 10KSB/A
period 2004-04-30
EAST COAST DIVERSIFIED CORP
filed 2004-12-21
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB/A
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [   ]  No [X]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

At December 17, 2004, the aggregate market value of the 407,362 voting common stock held by non-affiliates of the registrant was approximately $4,074. At December 17, 2004, the registrant had 2,636,162 shares of common stock outstanding.

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

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

We have established disclosure controls and procedures that are designed to ensure that the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported in a timely manner. Specifically, these controls and procedures ensure that the information is accumulated and communicated to our management team, including our chief executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

Management conducted an evaluation, as of April 30, 2004, of the effectiveness and design of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and principal financial officer. Based upon that evaluation, our chief executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.

In addition, there have been no significant changes in our internal control over financial reporting during the year ended April 30, 2004 or subsequently that have materially affected, or are reasonably likely to materially affect, the Company's internal control.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

Name	Age	Title	Date Became Executive Officer
Thomas J. Craft, Jr.	39	President and Director	11/2001
Ivo Heiden	38	Vice President, Treasurer and Director	11/2001
Richard Rubin	62	Secretary and Chairman of the Board	11/2001

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Thomas J. Craft, Jr. 11000 Prosperity Farms Road, Palm Beach Gardens, FL 33401	511,520 shares	19.40%
Common Stock	Richard Rubin 115 East 57th Street, 11th Fl., New York, NY 10022	511,520 shares	19.40%
Common Stock	Ivo Heiden 115 East 57th Street, 11th Fl., New York, NY 10022	485,760 shares	18.45%
Common Stock	Regency Resources, Inc. 721 Fifth Avenue, New York, NY 10022	360,000 shares	13.66%
Common Stock	Yorktown Consultancy 72 New Bond Street, W1S1RR, London, UK	360,000 shares	13.66%
Common Stock	All officers and directors as a group (3 people)	1,508,800 shares	57.23%

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

Exhibit No.	Description
3(i)1	Articles of Incorporation of the Registrant, filed as an exhibit with the Registrant's Form 10-SB/12g on August 6, 2003.
3(i)1	By-Laws of the Registrant, filed as an exhibit with the Registrant's Form 10-SB/12g on August 6, 2003.
31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Treasurer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Treasurer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

/s/ THOMAS J. CRAFT, JR., PRESIDENT (Principal Executive Officer) Dated: December 17, 2004 New York, NY

/s/ IVO HEIDEN, TREASURER (Principal Financial Officer) Dated: December 17, 2004 New York, NY

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