Form 10QSB
period 2004-07-31
EAST COAST DIVERSIFIED CORP
filed 2005-05-03
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-50356

EAST COAST DIVERSIFIED CORPORATION
(Exact Name Of Registrant As Specified In Its Charter)

NEVADA	55-0840109
(State of Incorporation)	(I.R.S. Employer Identification No.)

2090 Oaktree Road, Suite 15, Edison, NJ	08820
(Address of Principal Executive Offices)	(ZIP Code

 Registrant's Telephone Number, Including Area Code: (732) 635-0444

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [   ]  No [X ]

At July 31, 2004, the Registrant had 2,636,162 shares of common stock, par value $0.001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three-month periods ended July 31, 2004 and 2003 are attached to this quarterly report.

Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

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

Overview
Our current activities are related to seeking a new business opportunity or business combination. We will use our limited personnel and financial resources in connection with such activities. It may be expected that entering into a new business opportunity or business combination will involve the issuance of restricted shares of common stock. At July 31, 2004, we have no cash or other liquid assets.

Results of Operations for the Periods Ended July 31, 2004 and 2003

During three-month period ended July 31, 2004 and 2003, the Company had no revenues. The Company incurred operating expenses of $24,543 during the three-month period ended July 31, 2004 compared to operating expenses of $25,396 during the same period in the prior year. The Company's operating expenses consist mainly of accounting and other professional fees.

Liquidity and Capital Resources

As of July 31, 2004, the Company had total liabilities of $117,701 compared to total liabilities of $39,672 at July 31, 2003. The increase in liabilities was mainly due to an increase in accounts and accrued expenses payable consisting of accrued compensation due to management and a note payable to a shareholder. Our accumulated deficit at July 31, 2004 and July 31, 2003 was $2,100,362 and $2,022,333, respectively.

We have been dependent upon interim funding by a shareholder to pay our operating and administrative expenses. We have no written finance agreement with such shareholder to continue to advance funding to pay these expenses.

As part of our intent to seek new business opportunities and/or in effecting a business combination, we may determine to seek to raise funds from the sale of equity or other securities.We have no agreements to issue any equity securities or other securities and cannot predict whether equity or other sources of financing will become available at terms acceptable to us, if at all.

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

There are no limitations in our articles of incorporation or bylaws on our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. Our limited resources and lack of operating history may make it difficult to do borrow funds or raise capital. Our inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on our financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

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

Management conducted an evaluation, as of July 31, 2004, of the effectiveness and design of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and principal financial officer. Based upon that evaluation, our chief executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.

In addition, there have been no significant changes in our internal control over financial reporting during the year ended July 31, 2004 or subsequently that have materially affected, or are reasonably likely to materially affect, the Company's internal control.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-QSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter covered by this report:

The Registrant did not filed a Form 8-K during the quarter ended July 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Margulies Richard Margulies Chief Executive Officer Dated: May 3, 2005

/s/ Frank Rovito Frank Rovito Chief Financial Officer Dated: May 3, 2005

Financial Statements Back to Table of Contents

EAST COAST DIVERSIFIED CORPORATION
Accountants' Review Report

To the Board of Directors
East Coast Diversified Corporation
New York, New York

We have reviewed the accompanying balance sheets of East Coast Diversified Corporation as of July 31, 2004 and 2003, and the related statements of loss and accumulated deficit, cash flows, and changes in stockholders’ deficit for the three months then ended. All information included in these financial statements is the representation of the management of East Coast Diversified Corporation. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company’s management.

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

Kahn Boyd Levychin,

Certified Public Accountants

March 5, 2005

East Coast Diversified Corporation
Balance Sheets
July 31, 2004 and 2003 (Unaudited)

	2004	2003
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts and accrued expenses payable	$99,412	$28,068
Notes payable, shareholder (Note 1)	11,450	5,515
Payroll taxes payable	6,839	6,089
Total current liabilities	117,701	39,672

Total liabilities	117,701	39,672

Stockholders' deficit:
Preferred stock ($.001 par value; 1,000,000 authorized, none outstanding)	-	-
Common stock ($.001 par value; 74,000,000 shares authorized;
2,636,161 shares issued and outstanding	2,636	2,636
Additional paid-in capital	1,980,025	1,980,025
Accumulated deficit	(2,100,362)	(2,022,333)
Total stockholders' deficit	(117,701)	(39,672)
Total liabilities and stockholders' equity	$-	$-

The auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION
Statements of Loss and Accumulated Deficit (Unaudited)
For the Three Months Ended July 31, 2004 and 2003

	2004	2003
Revenues	$-	$-
Operating expenses
Officers' compensation	16,500	16,500
Professional fees	7,980	8,833
Miscellaneous expenses	63	63
Total operating expenses	24,543	25,396
Loss from operations	(24,543)	(25,396)

Other expenses
Interest expense	345	1,712
Total other expenses	345	1,712

Net loss	$(24,888)	$(27,108)
Accumulated deficit, beginning	(2,075,474)	(1,995,225)
Accumulated deficit, ending	(2,100,362)	(2,022,333)

Loss per weighted average share of common stock outstanding	$(0.01)	$(0.02)
Weighted average number of shares of common stock outstanding	2,636,162	1,138,916

The auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION
Statements of Cash Flows (Unaudited)
For the Three Months Ended July 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(24,888)	$(27,108)
Changes in operating assets and liabilities:
Increase in accounts and accrued expenses payable	24,763	21,468
Increase in payroll taxes payable	125	125
Net cash used in operating activities	-	(5,515)

Cash flows from financing activities:
Proceeds from shareholder's note payable	-	5,515
Conversion of shareholders' loan to common stock	-	(132,000)
Conversion to common stock of shareholders' loan	-	132,000
Net cash provided by financing activities	-	5,515

Increase in cash and cash equivalents
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest expense	$-	$-

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

East Coast Diversified Corporation
Summary of Significant Accounting Policies
July 31, 2004

Organization

East Coast Diversified Corporation (the "Company") was organized on May 24, 1994, under the laws of the State of Florida under the name Plantastic Corp and changed its name to Viva Golf, USA Corp in April 1997. The Company acquired 100% of the issued and outstanding shares of common stock of Lifekeepers International, Inc. in exchange for 1,000,000 of its newly issued shares under an Agreement and Plan of Reorganization on October 22, 1998. In connection with this acquisition, the Company changed its name to Lifekeepers International, Inc.

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

East Coast Diversified Corporation
Notes to Financial Statements

NOTE 1 - NOTES PAYABLE, SHAREHOLDER

Notes payable, shareholders are as follows:

	2004	2003
Note payable to a shareholder which accrues interest at 10% per annum and is due April 30, 2004. The note is convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less
than the par value of $.001.	$11,450	$5,515
	$11,450	$5,515

NOTE 2 – RELATED PARTY TRANSACTIONS

Convertible debt issued for services

The Company executed six notes totaling $132,000 as of April 30, 2003 to compensate three officers of the Company for serving as directors and officers. The terms of the note are detailed in Note 1. In July 2003 $132,000 of notes were converted into 660,000 shares of common stock at a conversion rate of $0.20.

Three officers were compensated $16,500 during each period. The Company maintains its offices in office space maintained by its officers.

NOTE 3 – STOCKHOLDERS’ DEFICIT

On July 18, 2003 the Board of Directors of the Company resolved that articles of amendments would be filed to the articles of incorporation of the Company to affect a 1 for 25 reverse recapitalization of the Company’s authorized, issued and outstanding shares of common stock. In addition the Board of Directors resolved that the Company shall have the authority to issue 74,000,000 shares of common stock, with a par value of $.001. In addition the Company shall have the authority to issue 1,000,000 shares of preferred stock with a par value of $.001.

On July 31, 2003 the Company accepted the request of the shareholders of the Company to convert $132,000 of shareholder convertible notes into 660,000 shares of the Company’s common stock, at a conversion price of $0.20.

NOTE 4 – DISCONTINUED OPERATIONS

On November 20, 2001 the Company discontinued its operations, and, except for the payment of professional fees and officers’ compensation, has been inoperative since that time.