Form 10QSB
period 2004-10-31
EAST COAST DIVERSIFIED CORP
filed 2005-05-04
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [   ]  No [X ]

At October 31, 2004, the Registrant had 2,636,162 shares of common stock, par value $0.001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and six-month periods ended October 31, 2004 and 2003 are attached to this quarterly report.

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

Overview
Our current activities are related to seeking a new business opportunity or business combination. We will use our limited personnel and financial resources in connection with such activities. It may be expected that entering into a new business opportunity or business combination will involve the issuance of restricted shares of common stock. At October 31, 2004, we have no cash or other liquid assets.

Results of Operations for the Three and Six-Months Periods Ended October 31, 2004 and 2003

During the three and six-month period ended October 31, 2004 and 2003, the Company had no revenues. The Company incurred operating expenses of $41,555 during the six-month period ended October 31, 2004 compared to operating expenses of $47,998 during the same period in the prior year. The Company's operating expenses consist mainly of compensation expenses, accounting and other professional fees.

Liquidity and Capital Resources

As of October 31, 2004, the Company had total liabilities of $135,064 compared to total liabilities of $62,459 at October 31, 2003. The increase in liabilities was mainly due to an increase in accounts and accrued expenses payable consisting of accrued compensation due to management and a note payable to a shareholder. Our accumulated deficit at October 31, 2004 and 2003 was $2,117,725 and $2,045,120, respectively.

During the period ended October 31, 2004, we were dependent upon interim funding by a shareholder to pay our operating and administrative expenses. We have no written finance agreement with such shareholder to continue to advance funding to pay these expenses.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of October 31, 2004, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Registrant did not filed a Form 8-K during the quarter ended October 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Margulies Richard Margulies Chief Executive Officer Dated: May 4, 2005

/s/ Frank Rovito Frank Rovito Chief Financial Officer Dated: May 4, 2005

Financial Statements Back to Table of Contents

EAST COAST DIVERSIFIED CORPORATION
Accountants' Review Report

To the Board of Directors
East Coast Diversified Corporation
New York, New York

We have reviewed the accompanying balance sheets of East Coast Diversified Corporation as of October 31, 2004 and 2003, and the related statements of loss and accumulated deficit, cash flows, and changes in stockholders’ deficit for the three months then ended. All information included in these financial statements is the representation of the management of East Coast Diversified Corporation. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company’s management.

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

Kahn Boyd Levychin,

Certified Public Accountants

March 5, 2005

East Coast Diversified Corporation
Balance Sheets
October 31, 2004 and 2003 (Unaudited)

	2004	2003
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts and accrued expenses payable	$115,150	$45,980
Notes payable, shareholder (Note 1)	12,950	10,265
Payroll taxes payable	6,964	6,214
Total current liabilities	135,064	62,459

Total liabilities	135,064	62,459

Stockholders' deficit:
Preferred stock ($.001 par value; 1,000,000 authorized, none outstanding)	-	-
Common stock ($.001 par value; 74,000,000 shares authorized;
2,636,161 shares issued and outstanding	2,636	2,636
Additional paid-in capital	1,980,025	1,980,025
Accumulated deficit	(2,117,725)	(2,045,120)
Total stockholders' deficit	(135,064)	(62,459)
Total liabilities and stockholders' equity	$-	$-

The auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION
Statements of Loss and Accumulated Deficit (Unaudited)
For the Three and Six Months Ended October 31, 2004 and 2003

	Three	Three	Six	Six
	Months ended	Months ended	Months ended	Months ended
	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003
Revenues	$-	$-	$-	$-
Operating expenses
Officers' compensation	16,500	16,500	33,000	33,000
Professional fees	450	6,040	8,430	14,873
Miscellaneous expenses	62	62	125	125
Total operating expenses	17,012	22,602	41,555	47,998
Loss from operations	(17,012)	(22,602)	(41,555)	(47,998)

Other expenses
Interest expense	351	185	696	1,897
Total other expenses	351	185	696	1,897

Net loss	$(17,363)	$(22,787)	$(42,251)	$(49,895)
Accumulated deficit, beginning	(2,100,362)	(2,022,333)	(2,075,474)	(1,995,225)
Accumulated deficit, ending	(2,117,725)	(2,045,120)	$(2,117,725)	$(2,045,120)

Loss per weighted average share of common stock outstanding	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted average number of shares of common stock outstanding	2,636,162	1,418,698	2,636,162	1,418,698

The auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION
Statements of Cash Flows (Unaudited)
For the Six Months Ended October 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(42,251)	$(49,895)
Changes in operating assets and liabilities:
Increase in accounts and accrued expenses payable	40,501	39,380
Increase in payroll taxes payable	250	250
Net cash used in operating activities	(1,500)	(10,265)

Cash flows from financing activities:
Proceeds from shareholder's note payable	1,500	10,265
Conversion of shareholders' loan to common stock	-	(132,000)
Conversion to common stock of shareholders' loan	-	132,000
Net cash provided by financing activities	1,500	10,265

Increase in cash and cash equivalents
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest expense	$-	$-

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

East Coast Diversified Corporation
Summary of Significant Accounting Policies
October 31, 2004

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
than the par value of $.001.	$12,950	$10,265
	$12,950	$10,265

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