Form 10QSB
period 2005-01-31
EAST COAST DIVERSIFIED CORP
filed 2005-05-05
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No [  ]

At January 31, 2005, the Registrant had 2,636,162 shares of common stock, par value $0.001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and nine-month periods ended January 31, 2005 and 2004 are attached to this quarterly report.

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

Overview
Our current activities are related to seeking a new business opportunity or business combination. We will use our limited personnel and financial resources in connection with such activities. It may be expected that entering into a new business opportunity or business combination will involve the issuance of restricted shares of common stock. At January 31, 2004, we have no cash or other liquid assets.

Results of Operations for the Three and Nine-Months Periods Ended January 31, 2005 and 2004

During the three and nine-month period ended January 31, 2005 and 2004, the Company had no revenues. The Company incurred operating expenses of $58,568 during the nine-month period ended January 31, 2005 compared to operating expenses of $64,623 during the same period in the prior year. The Company's operating expenses consist mainly of compensation expenses, accounting and other professional fees. Our net loss for the nine months ended January 31, 2005 was $59,628 compared to a net loss of $66,782 during the same period in the prior year.

Liquidity and Capital Resources

As of January 31, 2005, the Company had total liabilities of $152,441 compared to total liabilities of $79,346 at January 31, 2004. The increase in liabilities was mainly due to an increase in accounts and accrued expenses payable consisting of accrued compensation and a note payable to a shareholder. Our accumulated deficit at January 31, 2005 and 2004 was $2,135,102 and $2,062,007, respectively.

During the period ended January 31, 2005, we were dependent upon interim funding by a shareholder to pay our operating and administrative expenses. We have no written finance agreement with such shareholder to continue to advance funding to pay these expenses.

As part of our intent to seek new business opportunities and/or effecting a business combination, we may determine to seek to raise funds from the sale of equity securities or other securities.We have no agreements to issue any equity securities or other securities and cannot predict whether equity or other sources of financing will become available at terms acceptable to us, if at all.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of January 31, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The Registrant did not filed a Form 8-K during the quarter ended January 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Margulies Richard Margulies Chief Executive Officer Dated: May 5, 2005

/s/ Frank Rovito Frank Rovito Chief Financial Officer Dated: May 5, 2005

Financial Statements Back to Table of Contents

EAST COAST DIVERSIFIED CORPORATION
Accountants' Review Report

To the Board of Directors
East Coast Diversified Corporation
New York, New York

We have reviewed the accompanying balance sheets of East Coast Diversified Corporation as of January 31, 2005 and 2004, and the related statements of loss and accumulated deficit, cash flows, and changes in stockholders’ deficit for the three months then ended. All information included in these financial statements is the representation of the management of East Coast Diversified Corporation. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company’s management.

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

Kahn Boyd Levychin,

Certified Public Accountants

March 5, 2005

East Coast Diversified Corporation
Balance Sheets
January 31, 2005 and 2004 (Unaudited)

	2005	2004
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts and accrued expenses payable	$132,402	$61,742
Notes payable, shareholder (Note 1)	12,950	11,140
Payroll taxes payable	7,089	6,464
Total current liabilities	152,441	79,346

Total liabilities	152,441	79,346

Stockholders' deficit:
Preferred stock ($.001 par value; 1,000,000 authorized, none outstanding)	-	-
Common stock ($.001 par value; 74,000,000 shares authorized;
2,636,161 shares issued and outstanding	2,636	2,636
Additional paid-in capital	1,980,025	1,980,025
Accumulated deficit	(2,135,102)	(2,062,007)
Total stockholders' deficit	(152,441)	(79,346)
Total liabilities and stockholders' equity	$-	$-

The auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION
Statements of Loss and Accumulated Deficit (Unaudited)
For the Three and Nine Months Ended Janaury 31, 2005 and 2004

	Three	Three	Nine	Nine
	Months ended	Months ended	Months ended	Months ended
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
Revenues	$-	$-	$-	$-
Operating expenses
Officers' compensation	16,500	16,500	49,500	49,500
Professional fees	450	-	8,880	14,873
Miscellaneous expenses	63	125	188	250
Total operating expenses	17,013	16,625	58,568	64,623
Loss from operations	(17,013)	(16,625)	(58,568)	(64,623)

Other expenses
Interest expense	364	262	1,060	2,159
Total other expenses	364	262	1,060	2,159

Net loss	$(17,377)	$(16,887)	$(59,628)	$(66,782)
Accumulated deficit, beginning	(2,117,725)	(2,045,120)	(2,075,474)	(1,995,225)
Accumulated deficit, ending	(2,135,102)	(2,062,007)	$(2,135,102)	$(2,062,007)

Loss per weighted average share of common stock outstanding	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted average number of shares of common stock outstanding	2,636,162	2,636,162	2,636,162	2,449,640

The auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION
Statements of Cash Flows (Unaudited)
For the Nine Months Ended January 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(59,628)	$(66,782)
Changes in operating assets and liabilities:
Increase in accounts and accrued expenses payable	57,753	55,392
Increase in payroll taxes payable	375	250
Net cash used in operating activities	(1,500)	(11,140)

Cash flows from financing activities:
Proceeds from shareholder's note payable	1,500	11,140
Conversion of shareholders' loan to common stock	-	(132,000)
Conversion to common stock of shareholders' loan	-	132,000
Net cash provided by financing activities	1,500	11,140

Increase in cash and cash equivalents
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest expense	$-	$-

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

East Coast Diversified Corporation
Summary of Significant Accounting Policies
Janaury 31, 2005

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

East Coast Diversified Corporation
Notes to Financial Statements

NOTE 1 - NOTES PAYABLE, SHAREHOLDER

Notes payable, shareholders are as follows:

	2005	2004
Note payable to a shareholder which accrues interest at 10% per annum and is due April 30, 2004. The note is convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less
than the par value of $.001.	$12,950	$11,140
	$12,950	$11,140

NOTE 2 – RELATED PARTY TRANSACTIONS

Three officers were compensated $16,500 during each period. The Company maintains its offices in office space maintained by its officers.

NOTE 4 – DISCONTINUED OPERATIONS

On November 20, 2001 the Company discontinued its operations, and, except for the payment of professional fees and officers’ compensation, has been inoperative since that time.