Form 10KSB
period 2005-04-30
EAST COAST DIVERSIFIED CORP
filed 2005-08-09
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
___________________

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-50356

EAST COAST DIVERSIFIED CORPORATION
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	55-0840109
(State of Incorporation)	(I.R.S. Employer Identification No.)

2090 Oaktree Road, Suite 14, Edison, NJ	08820
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (732) 635-0444

Securities Registered Pursuant to Section 12(b) of The Act: None

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

At July 31, 2005, the aggregate market value of the 407,362 voting common stock held by non-affiliates of the registrant was approximately $4,074. At July 31, 2005, the registrant had 2,636,162 shares of common stock outstanding.

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

Following the discontinuation of its preventive health care service operations in 2001, the Company had no source of funding to pay for its limited operating expenses. As of the end of fiscal year 2005,  the Company's has incurred a total of $14,450 in expenses principally consisting of accounting fees, fees related to our continued corporate existence and related administrative costs.

Business Objective

As the result of the discontinuation of our preventive health care service operations, we have no present operations. We have redirected our efforts and limited resources to seeking potential new business opportunities or business transactions with other companies. We do not intend to limit ourselves to a particular industry and have not established any particular criteria upon which we shall base our determination to consider and proceed with a business opportunity. If we pursue our plan of acquiring another business or other business opportunity, management would have substantial flexibility in identifying and selecting a prospective business.

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

We are subject to the reporting requirements under the Exchange Act, including the requirement to file Quarterly Reports and Annual Reports, with the SEC and such other reports as are required under the Exchange Act. Pursuant to Section 13 and 15(d) of the Exchange Act, in the event significant acquisitions take place, we will also be required to file reports with the SEC which will include certified financial statements for the acquired company covering the last two fiscal two years. Consequently, acquisition prospects that do not have or are unable to obtain the required certified financial statements will not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION.
Pursuant to the requirements of Section 13 of the Exchange Act, we are required to file quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, which latter report must contain our audited financial statements on an annual basis. Further, as a reporting company under the Exchange Act, we will be required to disclose information about significant acquisitions and other material events on Form 8-K and within 71 days following any business combination we will be required to file a Form 8-K containing audited financial statements of the acquired company. While obtaining audited financial statements is typically the economic responsibility of the acquired company, it is possible that a potential target company is a private non-reporting company without audited financial statements. The additional time and costs that may be incurred to have an independent public accountant conduct an audit and prepare audited financial statements in compliance with SEC regulations may significantly delay or preclude consummation of an otherwise desirable business combination transaction. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the Company is subject to the reporting requirements of the Exchange Act. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financial statements may not be available to us in a timely manner in connection with a business combination transaction. In the event where audited financial statements are unavailable, we could be in position where we are not deemed current under the Exchange Act. In order for our shares of common stock to be eligible for quotation on the OTCBB, and to remain subject to quotation, of which there can be no assurance, the Company and any successor reporting company must remain current under the Exchange Act.

WE MAY REQUIRE ADDITIONAL FINANCING
Due to the fact that we have no revenues and no material business activities, we are entirely dependent upon the willingness of our officers and directors to fund the costs associated with compliance with the filing requirements under the Exchange Act, and other  administrative costs associated with our corporate existence. As of the end of fiscal year 2005, the Company has paid $14,450 for accounting fees and other expenses related to the corporate existence. In fact, we are dependent upon the willingness of management to provide services including the preparation of filings under the Exchange Act and being compensated in shares in lieu of cash compensation. We may not generate any revenues until the consummation of a business combination or the commencement of new business operations. We anticipate that we will have sufficient resources, however limited, to continue to pay accounting fees and other miscellaneous expenses that are required until we commence business operations or enter into a business combination. If management fails to provide  financing to the Company, it would have a material adverse affect on our ability to commence operations and pursue our business plan. We do not have any arrangements with any third party to provide financing and there can be no assurance that any such arrangement, if required, would be available on terms deemed to be commercially acceptable and in our best interests.

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

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 2090 Oaktree Road, Suite 14, Edison, NJ 08820, which space is  provided to us on a rent-free basis. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity or consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended April 30, 2005, no matters were submitted to a vote of our security holders.

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

	High	Low
Year Ended April 30, 2005
Quarter ended April 30, 2005	$0.01	$0.01
Quarter ended January 31, 2005	0.01	0.01
Quarter ended October 31, 2004	0.00	0.00
Quarter ended July 31, 2004	0.00	0.00

Year Ended April 30, 2004
Quarter ended April 30, 2004	$0.00	$0.00
Quarter ended January 31, 2004	0.00	0.00
Quarter ended October 31, 2003	0.00	0.00
Quarter ended July 31, 2003	0.00	0.00

(b) Approximate Number of Holders of Common Stock
On July 31, 2005, there were approximately 895 shareholders of our common stock.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
During the quarter ended ended April 30, 2005, the Registrant did not issue any restricted shares.

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

Results of Operations for the Years Ended April 30, 2004 and 2003

During fiscal year 2005 and 2004, the Company had no revenues. The Company had operating expenses of $59,080 during fiscal year 2005, compared to operating expenses of $77,825 during fiscal year 2004. Our operating expenses are principally related to compensation, accounting fees and expenses related to corporate existence.

Liquidity and Capital Resources

At April 30, 2005 and 2004, we had no assets and total liabilities of $153,166 and $92,813, respectively. The increase in liabilities is mainly due to an increase in accrued compensation due to the Company's former officers. Our accumulated deficit at April 30, 2005 and April 30, 2004 was $2,135,827 and $2,075,474, respectively.

During fiscal year ended 2005, the Company had a negative cash flow from operations of $3,000 compared to a negative cash flow from operating activities of $11,450. We financed our negative cash flow during fiscal 2005 and 2004 through the issuance of convertible promissory notes. The Company had no investing activities during fiscal year 2005 and 2004.

During fiscal year 2005, we had been dependent upon interim funding by a former officer to pay our operating and administrative expenses. At April 30, 2005, the Company had issued three convertible promissory notes evidencing a total of $14,450 to this former officer. (See notes 1 of the notes to the financial statements) We have no written finance agreement with our current management to continue to advance funding to pay these expenses.

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

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended April 30, 2005 and April 30, 2004 are attached to this annual report.

Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of April 30, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

Name	Age	Title	Date Became Executive Officer
Richard Margulies	54	Chief Executive Officer, President and Director	04/2005
Frank Rovito	43	Chief Financial Officer and Director	04/2005
Aaron Miller Goldstein	24	Vice-President and Director	04/2005

All of the officers have held these positions and/or directorships with us since April 2005. Officers are not elected for a fixed term of office but hold office until their successors have been elected.

Richard Margulies, CEO, President and Director. Since 2001, Mr. Margulies has served as CFO and a director of Advatech Corporation, a public non-reporting company, which is engaged in developing a patented medical device. In 1997, Mr. Margulies founded GRQ Financial, Inc., a private company offering consulting services to private and public entities. In December of 2004, he became president of Coast Properties of Costa Rica Corp., a company involved in the development and sale of real estate. From 1986 to 2002, Mr. Margulies was an officer and director of Entertainment Arts, Inc., a public company that is in the entertainment and media industries. Mr. Margulies holds a B.A. in Psychology from the University of Miami in 1972.

Frank Rovito, CFO and Director. Since 2001 through the present, Mr. Rovito has served as officer and director of TransTech Development, Inc., a technology services and holding company. From July 2003 to July 2004, Mr. Rovito served as a business development specialist for MCI in New Jersey, offering corporate broadband services. Since 2002, he has served as CTO of Entertainment Arts, Inc., a public company that is in the entertainment and media industries. From 2002 through the present, Mr. Rovito has served as president and chairman of Creative Gaming, Inc., a publicly-traded company. Mr. Rovito received his A.S. in Computer Science from Brooklyn College in 1983.

Aaron Miller Goldstein, Vice-President and Director. In 2003, Mr. Goldstein co-founded and currently operates, Gateway Realty, LLC, a Florida-based real estate brokerage business, and began acting as a real estate sales associate. From September 2002 to November 2003, he worked as a real estate sales associate for Rent Free Realty, Inc., also a Florida-based real estate brokerage business. From October 2001 to September 2002, he was employed by Houston’s Restaurants, Inc.

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the chief executive officer of the Company for the periods set forth below.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Richard Margulies, CEO and President	2005	---	---	---	---	---	---
Frank Rovito, CFO	2005	---	---	---	---	---	---
Aaron Miller Goldstein, Vice-President	2005	---	---	---	---	---	---

(1) Messrs. Margulies, Rovito and Goldstein became officers on April 26, 2005.

The Company has no employment agreement with any of its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of April 30, 2005, the Registrant had 2,636,161 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Richard Margulies, CEO, President and Director 2090 Oaktree Road, Suite 14 Edison, NJ 08820	0 shares	0%
Common Stock	Frank Rovito, CFO and Director 2090 Oaktree Road, Suite 14 Edison, NJ 08820	0 shares	0%
Common Stock	Aaron Miller Goldstein, Vice-President and Director 2090 Oaktree Road, Suite 14 Edison, NJ 08820	0 shares	0%
Common Stock	Thomas J. Craft, Jr. 11000 Prosperity Farms Road, Palm Beach Gardens, FL 33401	511,520 shares	19.40%
Common Stock	Richard Rubin 115 East 57th Street, 11th Fl., New York, NY 10022	511,520 shares	19.40%
Common Stock	Ivo Heiden 115 East 57th Street, 11th Fl., New York, NY 10022	485,760 shares	18.45%
Common Stock	Regency Resources, Inc. 721 Fifth Avenue, New York, NY 10022	360,000 shares	13.66%
Common Stock	Yorktown Consultancy 72 New Bond Street, W1S1RR, London, UK	360,000 shares	13.66%
Common Stock	All officers and directors as a group (3 people)	0 shares	0%

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

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant filed a Form 8-K during the last quarter of the fiscal year covered by this annual report disclosing under Item 5.02 a change in management and board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Kahn Boyd Levychin, Certified Public Accountants as independent public accountant for the fiscal year ending April 30, 2005 and 2004.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Kahn Boyd Levychin, Certified Public Accountants, for the audit of the Registrant's annual financial statements for the years ended April 30, 2005 and April 30, 2004, and fees billed for other services rendered by Kahn Boyd Levychin during those periods.

Year Ended
	April 30, 2005	April 30, 2004
Audit fees (1)	$3,500	$3,500
Audit-related fees (2)	N/A	N/A
Tax fees (3)	N/A	N/A
All other fees	N/A	N/A
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

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officers and directors have not filed all reports required under Section 16(a). The Registrant has not been furnished with any reports for Regency Resources, Inc., who beneficially owns 360,000 shares or 13.66% and Yorktown Consultancy who beneficially owns 360,000 shares or 13.66%.

SIGNATURES Back to Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Margulies	/s/ Frank Rovito
(Principal Executive Officer)	(Principal Financial Officer)
Dated: August 9, 2005	Dated: August 9, 2005
Edison, New Jersey	Edison, New Jersey

Financial Statements Back to Table of Contents

EAST COAST DIVERSIFIED CORPORATION
AUDITORS' REPORT

To the Board of Directors
East Coast Diversified Corporation
New York, New York

We have audited the accompanying balance sheets of East Coast Diversified Corporation as of April 30, 2005 and 2004, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Coast Diversified Corporation as of April 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

As discussed in Note 4 to the financial statements, on November 20, 2001 the Company discontinued its operations, and has been inoperative since that time.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon the sale of equity securities to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBL, LLP
Certified Public Accountants

August 4, 2005

East Coast Diversified Corporation
Balance Sheets
April 30, 2005 and 2004

	2005	2004
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts and accrued expenses payable	16,002	8,649
Notes payable, shareholder (Note 1)	14,450	11,450
Accrued compensation payable	115,500	66,000
Payroll taxes payable	7,214	6,714
Total current liabilities	153,166	92,813

Total liabilities	153,166	92,813

Stockholders' deficit:
Preferred stock, $.001 par value; 1,000,000 authorized, none outstanding	0	0
Common stock, $.001 par value; 74,000,000 shares authorized;
2,636,161 shares issued and outstanding, respectively	2,636	2,636
Additional paid-in capital	1,980,025	1,980,025
Accumulated deficit	(2,135,827)	(2,075,474)
Total stockholders' deficit	(153,166)	(92,813)
Total liabilities and stockholders' equity	$0	$0

The auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION
Statements of Operations
For the Years Ended April 30, 2005 and 2004

	2005	2004
Revenues	$-	$-
Operating expenses:
Officers' compensation	49,500	66,000
Professional fees	9,330	11,450
Miscellaneous expenses	250	375
Total operating expenses	59,080	77,825
Loss from operations	(59,080)	(77,825)

Other expenses:
Interest expense	1,273	2,424
Total other expenses	1,273	2,424

Net loss	$(60,353)	$(80,249)

Loss per weighted average share of common stock outstanding	$(0.02)	$(0.03)
Weighted average number of shares of common stock outstanding	2,636,162	2,472,063

The auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION
Statements of Changes in Stockholders' Equity
For the Years Ended April 30, 2005 and 2004

			Additional		Total
			Paid-in	Accumulated	stockholders'
	Shares	Amount	Capital	Deficit	deficit

Balance April 30, 2003	1,976,162	$1,976	$1,848,685	$(1,995,225)	$(144,564)

Conversion of shareholders' debt into common stock	660,000	660	131,340	-	132,000
Net loss	-	-	-	(80,249)	(80,249)
Balance April 30, 2004	2,636,162	$2,636	$1,980,025	$(2,074,474)	$(92,813)

Net loss	-	-	-	(60,353)	(60,353)
Balance April 30, 2005	2,636,162	$2,636	$1,980,025	$(2,135,827)	$(153,166)

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

EAST COAST DIVERSIFIED CORPORATION
Statements of Cash Flows
For the Years Ended April 30, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(60,353)	$(80,249)
Changes in operating assets and liabilities:
Increase in accrued compensation payable	49,500	66,000
Increase in accounts and accrued expenses payable	7,353	2,049
Increase in payroll taxes	500	750
Net cash used in operating activities	(3,000)	(11,450)

Cash flows from financing activities:
Increase (decrease) in shareholders' notes payable	3,000	(120,550)
Common stock issued in repayments of shareholders' loan	-	132,000
Net cash provided by financing activities	3,000	11,450

Increase in cash and cash equivalents
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-
Interest expense	$-	$-

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
APRIL 30, 2005

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

EAST COAST DIVERSIFIED CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NOTES PAYABLE, SHAREHOLDERS

Notes payable, shareholders are as follows:

	2005	2004
$5,515 note payable to shareholder Ivo Heiden which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001. The shareholder has agreed to extend the maturity date to December 31, 2005.	$5,515	$5,515
$4,750 note payable to shareholder Ivo Heiden which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001. The shareholder has agreed to extend the maturity date to December 31, 2005.	$4,750	$4,750
$4,185 note payable to shareholder Ivo Heiden which accrues interest at 10% per annum and is due February 3, 2006. The note is convertible into shares of common stock of the Company at the conversion price of $.002.	$4,185	$1,185
	$14,450	$11,450

NOTE 2 – RELATED PARTY TRANSACTIONS

On April 26, 2005 Thomas Craft, Ivo Heiden, and Richard Rubin resigned as board members, and were replaced by Richard Margulies, Frank Rovito, and Aaron Goldstein. The Company accrued $49,500 and $66,000 of compensation respectively for 2005 and 2004 to the three above former board members of the Company. $115,500 and $66,000 remained unpaid respectively as of April 30, 2005 and 2004.

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

NOTE 5 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company has incurred net losses of $60,353 and $80,249 respectively for the years ended April 30, 2005 and 2004, and as of April 30, 2005 had incurred cumulative losses since inception of $2,135,827.

The Company’s existence in the current and prior periods has been dependent upon advances from related parties and other individuals, and obtaining additional capital and financing. The Company’s management believes that its ongoing efforts to increase additional capital through the sale of equity securities and debt instruments will provide additional cash flows. However, there is no assurance that the Company will be able to obtain additional funding.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.