Form 10QSB
period 2005-07-31
EAST COAST DIVERSIFIED CORP
filed 2005-09-20
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

 Registrant's Telephone Number, Including Area Code: (732) 803-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No [  ]

At July 31, 2005, the Registrant had 2,636,262 shares of common stock, par value $0.001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three-month periods ended July 31, 2005 and 2004 are attached to this quarterly report.

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

Results of Operations for the Periods Ended July 31, 2005 and 2004

During three-month period ended July 31, 2005 and 2004, the Company had no revenues. The Company incurred operating expenses of $2,563 during the three-month period ended July 31, 2005 compared to operating expenses of $24,396 during the same period in the prior year. The Company's operating expenses consist mainly of accounting and other professional fees.

Liquidity and Capital Resources

As of July 31, 2005, the Company had total liabilities of $155,973 compared to total liabilities of $117,701 at July 31, 2004. The increase in liabilities was mainly due to an increase in accounts and accrued expenses payable consisting of accrued compensation due to management and a note payable to a shareholder. Our accumulated deficit at July 31, 2005 and July 31, 2004 was $2,138,634 and $2,100,362, respectively.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of July 31, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Reports on Form 8-K during the quarter covered by this report:

The Registrant filed a Form 8-K during the quarter ended July 31, 2005 with disclosure under Item 5.02 Departure of Directors or Principal Officers; Election of Director; Appointment of Principal Officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Margulies Richard Margulies Chief Executive Officer Dated: September 20, 2005

/s/ Frank Rovito Frank Rovito Chief Financial Officer Dated: September 20, 2005

Financial Statements Back to Table of Contents

East Coast Diversified Corporation
Balance Sheets
July 31, 2005 and 2004

	2005	2004
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts and accrued expenses payable	18,684	16,912
Notes payable, shareholder (Note 1)	14,450	11,450
Accrued compensation payable	115,500	82,500
Payroll taxes payable	7,339	6,839
Total current liabilities	155,973	117,701

Total liabilities	155,973	117,701

Stockholders' deficit:
Preferred stock, $.001 par value; 1,000,000 authorized, none outstanding	-	-
Common stock, $.001 par value; 74,000,000 shares authorized;
2,636,261 shares issued and outstanding, respectively	2,636	2,636
Additional paid-in capital	1,980,025	1,980,025
Accumulated deficit	(2,138,634)	(2,100,362)
Total stockholders' deficit	(155,973)	(117,701)
Total liabilities and stockholders' equity	$0	$0

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION
Statements of Loss and Accumulated Deficit (Unaudited)
For the Three Months Ended July 31, 2005 and 2004

	2005	2004
Revenues	$-	$-
Operating expenses
Officers' compensation	-	16,500
Professional fees	2,500	7,980
Miscellaneous expenses	63	63
Total operating expenses	2,563	24,543
Loss from operations	(2,563)	(24,543)

Other expenses
Interest expense	245	345
Total other expenses	245	345

Net loss	$(2,808)	$(24,888)
Accumulated deficit, beginning	(2,135,827)	(2,075,474)
Accumulated deficit, ending	(2,138,635)	(2,100,362)

Loss per weighted average share of common stock outstanding	$(0.00)	$(0.01)
Weighted average number of shares of common stock outstanding	2,636,216	2,636,216

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION
Statements of Cash Flows (Unaudited)
For the Three Months Ended July 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(2,807)	$(24,888)
Changes in operating assets and liabilities:
Increase in accrued compensation payable	-	16,500
Increase in accounts and accrued expenses payable	2,682	8,263
Increase in payroll taxes payable	125	125
Net cash used in operating activities	-	-

Increase in cash and cash equivalents
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest expense	$-	$-

See the summary of significant accounting policies, and the accompanying notes to the financial statements.

East Coast Diversified Corporation
Summary of Significant Accounting Policies
July 31, 2005

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
than the par value of $.001. The shareholder has agreed to extend the maturity date of the obligation.	$5,515	$5,515

$4,750 note payable to shareholder Ivo Heiden which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less
than the par value of $.001. The shareholder has agreed to extend the maturity date of the obligation.	4,750	4,750

$4,185 note payable to shareholder Ivo Heiden which accrues interest at 10% per annum and is due February 3, 2006. The note is convertible into shares of common stock of the Company at the
conversion price of $.002.	4,185	1,185
	$14,450	$11,450

NOTE 2 – RELATED PARTY TRANSACTIONS

On April 26, 2005 Thomas Craft, Ivo Heiden, and Richard Rubin resigned as board members, and were replaced by Richard Marguiles, Frank Rovito, and Aaron Goldstein. The Company accrued $0 and $16,500 of compensation respectively for 2005 and 2004 to the three above former board members of the Company. $115,500 remained unpaid as of July 31, 2005 and 2004.

NOTE 3 – DISCONTINUED OPERATIONS

On November 20, 2001 the Company discontinued its operations, and, except for the payment of professional fees and officers’ compensation, has been inoperative since that time.

NOTE 4 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company has incurred net losses of $2,807 and $24,888 respectively for the years ended July 31, 2005 and 2004, and as of July 31, 2005 had incurred cumulative losses since inception of $2,138,634.

The Company’s existence in the current and prior periods has been dependent upon operational revenues, advances from related parties and other individuals, and obtaining additional capital and financing.

The Company’s management believes that its ongoing efforts to increase revenue and raise additional capital through the sale of equity securities and debt instruments will provide additional cash flows. However, there is no assurance that the Company will be able to obtain additional funding.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.