Form 10QSB
period 2005-10-31
EAST COAST DIVERSIFIED CORP
filed 2006-03-08
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-50356

EAST COAST DIVERSIFIED CORPORATION
(Exact Name Of Registrant As Specified In Its Charter)

NEVADA	55-0840109
(State of Incorporation)	(I.R.S. Employer Identification No.)

2090 Oaktree Road, Suite 15, Edison, NJ	08820
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (732) 803-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

At October 31, 2005, the Registrant had 2,636,262 shares of common stock, par value $0.001, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and six-month periods ended October 31, 2005 and 2004 are attached to this quarterly report.

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

Results of Operations for the Periods Ended October 31, 2005 and 2004

During three-month period ended October 31, 2005 and 2004, the Company had no revenues. The Company incurred operating expenses of $8,467 during the three-month period ended October 31, 2005 compared to operating expenses of $17,012 during the same period in the prior year. The Company's operating expenses consist mainly of accounting and other professional fees.

Liquidity and Capital Resources

As of October 31, 2005, the Company had total liabilities of $164,685 compared to total liabilities of $153,166 at April 30, 2005. The increase in liabilities was mainly due to an increase in accounts and accrued expenses payable consisting of accrued compensation due to management and a note payable to a shareholder. Our accumulated deficit at October 31, 2005 and April 30, 2005 was $2,147,346 and $2,135,827, respectively.

We have been dependent upon interim funding by management and shareholders to pay our operating and administrative expenses. We have no written finance agreement with such shareholder to continue to advance funding to pay these expenses.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of October 31, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter covered by this report:

The Registrant did not file a Form 8-K during the quarter ended October 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Margulies Richard Margulies Chief Executive Officer Dated: March 6, 2006

/s/ Frank Rovito Frank Rovito Chief Financial Officer Dated: March 6, 2006

Financial Statements Back to Table of Contents

East Coast Diversified Corporation
Balance Sheets
October 31, 2005

October 31, 2005
(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts and accrued expenses payable	$34,735
Accrued compensation payable	115,500
Notes payable, shareholders	14,450
Total current liabilities	164,685

Total liabilities	164,685

Stockholders' deficit:
Preferred stock, $0.001 par value; 1,000,000 authorized, none outstanding	-
Common stock, $0.001 par value; 74,000,000 shares authorized;
2,636,216 shares issued and outstanding at October 31, 2005	2,636
Additional paid-in capital	1,980,025
Accumulated deficit	(2,147,346)
Total stockholders' deficit	(164,685)
Total liabilities and stockholders' equity	$0

See the notes to the financial statements, and the summary of significant accounting policies.

EAST COAST DIVERSIFIED CORPORATION
Statements of Loss and Accumulated Deficit (Unaudited)
For the Three and Six Months Ended October 31, 2005 and 2004

	Three	Three	Six	Six
	Months ended	Months ended	Months ended	Months ended
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-
Operating expenses
Officers' compensation	-	16,500	-	33,000
Professional fees	8,405	450	10,905	8,430
Miscellaneous expenses	62	62	125	125
Total operating expenses	8,467	17,012	11,030	41,555
Loss from operations	(8,467)	(17,012)	(11,030)	(41,555)

Other expenses
Interest expense	244	351	489	696
Total other expenses	244	351	489	696

Net loss	$(8,711)	$(17,363)	$(11,519)	$(42,251)

Loss per weighted average share of common stock outstanding	$(0.0033)	$(0.01)	$(0.0044)	$(0.016)
Weighted average number of shares of common stock outstanding	2,636,216	2,636,216	2,636,216	2,636,216

See the notes to the financial statements, and the summary of significant accounting policies.

EAST COAST DIVERSIFIED CORPORATION
Statements of Cash Flows (Unaudited)
For the Six Months Ended October 31, 2005 and 2004

	Six months ended	Six months ended
	October 31, 2005	October 31, 2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(11,519)	$(42,251)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Increase in accounts and accrued expenses payable	11,519	42,251
Net cash used in operating activities	-	(1,500)

Cash flows from financing activities
Proceeds from shareholders notes payable	-	1,500
Net cash provided by financing activities	-	1,500

Increase in cash and cash equivalents
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest expense	$-	$-

See the notes to the financial statements, and the summary of significant accounting policies.

East Coast Diversified Corporation
Summary of Significant Accounting Policies
October 31, 2005

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

Income taxes

The Company follows SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance has been provided for the Company's net deferred tax asset, due to uncertainty of realization.

Accounting basis

The Company uses the accrual basis of accounting for financial statement reporting. Accordingly expenses are realized when the obligation is incurred.

Loss per share

The Company complies with the requirements of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning per share" ("SFAS No. 128"). SFAS No. 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potentially common stock. Net loss per common share, basic and diluted, is determined by dividing the net loss by the weighted average number of common shares outstanding.

As of October 31, 2005 and 2004, there are no dilutive equity instruments outstanding.

See the notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NOTES PAYABLE, SHAREHOLDERS

Notes payable, shareholders are as follows:

	2005	2004
$5,515 note payable to shareholder Ivo Heiden which accrues interest at 10% per annum and was due April 30, 2004. The note is convertible into shares of common stock of the Company at the conversion price $0.002. The shareholder has agreed to extend the maturity date of the obligation to December 31, 2006.	$5,515	$5,515

$4,750 note payable to shareholder Ivo Heiden, which accrues interest at 10% per annum and was due April 30, 2004. The note is convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less
than the par value of $.001. The shareholder has agreed to extend the maturity date of the obligation to December 31, 2006.	4,750	4,750

$4,185 note payable to shareholder Ivo Heiden, which accrues interest at 10% per annum and is due February 3, 2006. The note is convertible into shares of common stock of the Company at the
conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to December 31, 2006.	4,185	2,685
	$14,450	$12,950

Interest accrued on the above notes was $364 and $571 respectively for the six months ended October 31, 2005 and 2004. Accounts and accrued expenses payable include $10,036 and $8,951 of accrued interest for the six months ended October 31, 2005 and 2004.

NOTE 2 – RELATED PARTY TRANSACTIONS

On April 26, 2005 Thomas Craft, Ivo Heiden, and Richard Rubin resigned as board members, and were replaced by Richard Margulies, Frank Rovito, and Aaron Goldstein. The Company accrued $0 and $33,000 of compensation respectively for the six months ended October 31, 2005 and 2004 to the three above former board members of the Company. $115,500 and $99,000 remained unpaid respectively as of October 31, 2005 and 2004.

NOTE 3 – DISCONTINUED OPERATIONS

On November 20, 2001, the Company discontinued its operations, and, except for the payment of professional fees and officers’ compensation, has been inoperative since that time.

NOTE 4 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred net losses of $11,519 and $42,251 respectively for the six months ended October 31, 2005 and 2004, and, as of October 31, 2005, had incurred cumulative losses since inception of $2,147,346.

The Company’s existence in the current and prior periods has been dependent upon advances from related parties and other individuals, and obtaining additional capital and financing.

The Company’s management believes that its ongoing efforts to raise additional capital through the sale of equity securities and debt instruments will provide additional cash flows. However, there is no assurance that the Company will be able to obtain additional funding.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 – SUBSEQUENT EVENTS

In December 2005 the Company executed the following note agreements with related parties:

$10,000 note payable to shareholder Aaron Goldstein, who is also the Treasurer and a Director of the Company, which accrues interest at 6% per annum and is due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has the option to extend the maturity date of the obligation.

$2,005 note payable to shareholder Richard Margulies, who is also the President and CEO of the Company, which accrues interest at 6% per annum and is due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has the option to extend the maturity date of the obligation.

The proceeds of the debt were used to pay $12,005 of professional fees accrued by the Company.

A $4,185 note payable to shareholder Ivo Heiden, which accrues interest at 10% per annum, was due February 3, 2006. The note is convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder agreed to extend the maturity date of the obligation to December 31, 2006.