Form 10QSB
period 2006-01-31
EAST COAST DIVERSIFIED CORP
filed 2006-03-08
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At January 31, 2006, the Registrant had 2,636,216 shares of common stock, par value $0.001, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and six-month periods ended January 31, 2006 and 2005 are attached to this quarterly report.

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

Results of Operations for the Periods Ended January 31, 2006 and 2005

During three-month period ended January 31, 2006 and 2005, the Company had no revenues. The Company incurred operating expenses of $513 during the three-month period ended January 31, 2006 compared to operating expenses of $17,013 during the same period in the prior year. The Company's operating expenses consist mainly of accounting and other professional fees.

Liquidity and Capital Resources

As of January 31, 2006, the Company had total liabilities of $165,503 compared to total liabilities of $153,166 at April 30, 2005. The increase in liabilities was mainly due to an increase in accounts and accrued expenses payable consisting of accrued compensation due to management and a note payable to a shareholder. Our accumulated deficit at January 31, 2006 and April 30, 2005 was $2,148,164 and $2,135,827, respectively.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of January 31, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter covered by this report:

The Registrant did not file a Form 8-K during the quarter ended January 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Margulies Richard Margulies Chief Executive Officer Dated: March 7, 2006

/s/ Frank Rovito Frank Rovito Chief Financial Officer Dated: March 7, 2006

Financial Statements Back to Table of Contents

East Coast Diversified Corporation
Balance Sheets
January 31, 2006

January 31, 2006
(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts and accrued expenses payable	$23,548
Accrued compensation payable	115,500
Notes payable, shareholders	26,455
Total current liabilities	165,503

Total liabilities	165,503

Stockholders' deficit:
Preferred stock, $0.001 par value; 1,000,000 authorized, none outstanding	-
Common stock, $0.001 par value; 74,000,000 shares authorized;
2,636,216 shares issued and outstanding at January 31, 2006	2,636
Additional paid-in capital	1,980,025
Accumulated deficit	(2,148,164)
Total stockholders' deficit	(165,503)
Total liabilities and stockholders' equity	$0

See the notes to the financial statements, and the summary of significant accounting policies.

EAST COAST DIVERSIFIED CORPORATION
Statements of Loss and Accumulated Deficit (Unaudited)
For the Three and Nine Months Ended January 31, 2006 and 2005

	Three	Three	Nine	Nine
	Months ended	Months ended	Months ended	Months ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-
Operating expenses
Officers' compensation	-	16,500	-	49,500
Professional fees	450	450	11,355	8,880
Miscellaneous expenses	63	63	188	188
Total operating expenses	513	17,013	11,543	58,568
Loss from operations	(513)	(17,013)	(11,543)	(58,568)

Other expenses
Interest expense	305	364	794	1,060
Total other expenses	305	364	794	1,060

Net loss	$(818)	$(17,377)	$(12,337)	$(59,628)

Loss per weighted average share of common stock outstanding	$(0.0003)	$(0.0066)	$(0.0047)	$(0.0226)
Weighted average number of shares of common stock outstanding	2,636,216	2,636,216	2,636,216	2,636,216

See the notes to the financial statements, and the summary of significant accounting policies.

EAST COAST DIVERSIFIED CORPORATION
Statements of Cash Flows (Unaudited)
For the Nine Months Ended January 31, 2006 and 2005

	Nine months ended	Nine months ended
	January 31, 2006	January 31, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(12,337)	$(59,628)
Adjustments to reconcile net loss to net cash used by operating activities
Professional fees paid by shareholders notes	12,005	-
Changes in operating assets and liabilities:
Increase in accounts and accrued expenses payable	332	58,128
Net cash used in operating activities	-	(1,500)

Cash flows from financing activities
Proceeds from shareholders notes payable	-	1,500
Net cash provided by financing activities	-	1,500

Increase in cash and cash equivalents
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest expense	$-	$-

Non-cash operating, investing and financing activities:
Professional fees paid by shareholders notes	-	-
Professional fees recorded as expense	$10,005	$-
Prior period professional fees recorded as accounts payable,
paid during current period	2,000	-
	$12,005	$-

See the notes to the financial statements, and the summary of significant accounting policies.

East Coast Diversified Corporation
Summary of Significant Accounting Policies
January 31, 2006

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

Loss per share

The Company complies with the requirements of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning per share" ("SFAS No. 128"). SFAS No. 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potentially common stock. Net loss per common share, basic and diluted, is determined by dividing the net loss by the weighted average number of common shares outstanding. As of January 31, 2006 and 2005, there are no dilutive equity instruments outstanding.

See the notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NOTES PAYABLE, SHAREHOLDERS

Notes payable, shareholders are as follows:

	2005	2004
$10,000 note payable to shareholder Aaron Goldstein, who is also the Secretary, Vice-President and a Director of the Company, which accrues interest at 6% per annum and is due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002.
The shareholder has the option to extend the maturity date of the obligation.	$10,000	$-

$5,515 note payable to shareholder Ivo Heiden which accrues interest at 10% per annum and was due April 30, 2004. The note is convertible into shares of common stock of the Company at the conversion price $0.002. The shareholder has agreed to extend the maturity date of the obligation
to December 31, 2006.	5,515	5,515

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
The shareholder has the option to extend the maturity date of the obligation.	2,005	-
	$26,455	$12,950

Interest accrued on the above notes was $606 and $872 respectively for the nine months ended January 31, 2006 and 2005. Accounts and accrued expenses payable includes $10,279 and $9,522 respectively of accrued interest for the nine months ended January 31, 2006 and 2005 on the above obligations.

NOTE 2 – RELATED PARTY TRANSACTIONS

On April 26, 2005 Thomas Craft, Ivo Heiden, and Richard Rubin resigned as board members, and were replaced by Richard Margulies, Frank Rovito, and Aaron Goldstein. The Company accrued $0 and $16,500 of compensation respectively for the nine months ended January 31, 2006 and 2005 to the three above former board members of the Company. $115,500 and $99,000 remained unpaid respectively as of January 31, 2006 and 2005.

NOTE 3 – DISCONTINUED OPERATIONS

On November 20, 2001, the Company discontinued its operations, and, except for the payment of professional fees and officers’ compensation, has been inoperative since that time.

NOTE 4 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred net losses of $12,337and $59,628 respectively for the nine months ended January 31, 2006 and 2005, and, as of January 31, 2006, had incurred cumulative losses since inception of $2,148,164. The Company’s existence in the current and prior periods has been dependent upon advances from related parties and other individuals, and obtaining additional capital and financing. The Company’s management believes that its ongoing efforts to raise additional capital through the sale of equity securities and debt instruments will provide additional cash flows. However, there is no assurance that the Company will be able to obtain additional funding.

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