Form 10KSB
period 2006-04-30
EAST COAST DIVERSIFIED CORP
filed 2006-08-15
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
_________________________

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-50356

EAST COAST DIVERSIFIED CORPORATION
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	55-0840109
(State of Incorporation)	(I.R.S. Employer Identification No.)

1475 West Cypress Road, Suite 202, Ft. Lauderdale, FL	33309
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (786) 777-0808

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

At July 21, 2006, the aggregate market value of the 4,391,216 common stock held by non-affiliates of the registrant was approximately $439,121. At July 21, 2006, the registrant had 7,991,216 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of East Coast Diversified Corporation (hereinafter the "Company", "We" or the "Registrant") discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

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

The Company incurred significant losses pursuing its former preventive health care service operations and the Company believed that these losses would continue and would even possibly increase. As a result, it was determined that it was in the Company's best interests to discontinue its preventive health care service operations. The Company did not believe that it could continue to sustain operating losses and secure enough funding to finance these operations. The Company determined that the discontinuation of these operations would permit it to reallocate its limited resources, which efforts the Company believes to be in the best interest of the shareholders. Following the discontinuation of its preventive health care service operations in 2001, the Company had no source of funding to pay for its limited operating expenses.

Acquisition of Miami Renaissance Group, Inc.

On April 26, 2006, the Registrant entered into a definitive Share Exchange Agreement (the "Agreement") to acquire 100% of the issued and outstanding shares of Miami Renaissance Group, Inc. ("MRG"), a privately-owned Florida corporation, in exchange for the issuance of 4,635,000 restricted shares of the Registrant's common stock and 167,650 preferred stock designated as Series A Convertible Preferred Stock ("Preferred Stock"). The Registrant's officers and directors, who did not own any shares of common stock of the Registrant prior to this Agreement, are also the majority shareholders of MRG. The Agreement was adopted by the unanimous consent of the Board of Directors of the Registrant and written consent of the majority shareholders of the Registrant; and by unanimous consent of the Board of Directors of MRG and by written consent of the majority shareholders of MRG.

Pursuant to the Agreement, the Registrant issued a total of 4,635,000 shares of common stock and 158,650 shares of Preferred stock to the shareholders of the MRG in exchange for the 20,500,000 issued and outstanding shares of MRG. Following the closing of the Agreement, the shareholders of MRG shall own 63.75% of the issued and outstanding shares of common stock of the Registrant.

The Business of  Miami Renaissance Group, Inc.

MRG was formed as a Florida corporation in February 2004 and is the general partner of Miami Renaissance Partners, Ltd. (the "Partnership"), a Florida partnership formed in February 2004. MRG as the general partner is responsible for the management of the Partnership. The partnership agreement is the principal document that controls the rights and obligations of the general partner and the limited partners.

MRG is a development stage company and was formed to design, develop, construct and operate an entertainment center in Miami, Florida (the "Entertainment Center"). The Entertainment Center will include both indoor and outdoor covered/tented entertainment facilities including a restaurant, bar and lounge area, nightclub, facility for live performances and special events. MRG has leased about 30,000 square feet of improved property including two, two-story structures that are connected, one two-story structure that is free standing and a covered outdoor area that will be utilized for providing forementioned entertainment activities. The property also includes approximately 30,000 square feet of additional unimproved land that we plan to utilize for parking.

We have not yet generated any revenues. To date, our business activities have been limited to planning the operations of the Entertainment Center including preparation of architectural plans for the renovation and design of the facility. We anticipate that we will begin to generate revenue from operating the Entertainment Center in early 2007.

Renovation Status of the Entertainment Center Property

To date, we have submitted an application and received approval of the site plan and intended use of the property. The application required site plan and architectural renderings, parking and other technical data for the intended use. We have concluded part of the interior demolition necessary to complete structural and architectural drawings for the construction permit. We have engaged the architectural firm of Bellinson and Gomez, which is designing the final architectural drawings. Bellinson and Gomez has already designed several nightclubs in Miami-Dade County, including South Beach and downtown Miami. We anticipate that the final architectural drawings will be completed in May 2006 and be submitted for a construction permit at that time. We anticipate that we will commence construction upon issuance of a building permit. From the time we have the building permits, we anticipate the construction to take approximately six months.

The current design plans call for the retention of the original structure and basic layout of the structures. The renovations and additions to the structures include but are not limited to renovating windows; re-roofing; reinforcing the second floors for the intended purpose; opening up rooms to create larger spaces; adding new drywall and plaster, light fixtures, and air conditioning; expanding doorways; refinishing and restoring floors; and adding commercial restaurant facilities. Additionally, we plan to create an outdoor patio area, erect tenting, which will cover our outdoor performance area and nightclub space, and refinish the parking area. The outdoor covered/tented area would increase the capacity of the Entertainment Center from approximately 400 persons to approximately 1,500 persons.

Entertainment Center's Operations and Services

Restaurant and Bar Operations

The Entertainment Center will have a full-service restaurant which will provide patrons with complete dining services while offering patrons the option to also enjoy a live performance or a special event.  MRG will acquire a liquor license pursuant to Florida law in order to provide patrons with a full array of alcoholic beverages to complement our full range of meal offerings. The restaurant’s services will be available to customers during all hours of operation.

The restaurant is planed to have approximately 250 seats. The bar is planed to have approximately 50 bar seats and lounge room for additional 150 persons.

Our restaurant is to offer a wide variety of uniquely prepared, fresh food at an excellent value. We plan to emphasize generous portions and high quality ingredients. All food will be prepared to order, ensuring that each order will be served fresh and at the proper temperature. We do not intend to use microwaves in the preparation of our food. Our diverse menu offering is intended to appeal to a wide variety of different tastes and the high quality of our food at affordable prices allows us to appeal to a broad group of consumers. We expect that our appetizing food will be popular for both lunch and dinner. In addition, unique decor and appealing atmosphere, balanced with the convenience of our restaurants, will enable us to capture sales from business customer. We believe that the quality and freshness of our food will offer our customers an excellent dining value. We will be offering a wide variety of domestic and international wine with different selections on a weekly basis.

The plan to hire experienced personnel for our Entertainment Center’s bar, restaurant and grill facilities.

Due to the Entertainment Center’s close proximity to the area’s many other restaurants and nightclubs such as Space, Metropolis Downtown, Nocturnal, I/O Lounge and the Pawn Shop, among others. The Entertainment Center also expects that its restaurant, bar and nightclub facilities will provide either the starting or finishing point for many guests and visitors to these other entertainment establishments. Due to our proximity to the American Airlines Arena, home to the Miami Heat NBA team, and the newly constructed world class Miami Performing Arts Center, which offer both regular, high profile and well attended events, we expect to gain a significant amount of business. We also expect to attract patrons to our Entertainment Center during the non-peak hours and will intend to sponsor special events and special promotions aimed at local residents, businesses, the local arts and entertainment communities as well as to various local colleges. Our plan is to keep several areas of the Entertainment Center in use for as many hours per day as possible and we intend to market and maintain the Entertainment Center on such a basis.

VIP Services

We plan to offer VIP services for all events at the Entertainment Center. We will be able to provide our VIP guests unique private dining and private party experiences as well as a large room overlooking the live performance stage that will be available for private parties with premier viewing. Bottle service, a highly desired feature in most VIP venues, will be available throughout our facilities.

Special Events

We intend to market the Entertainment Center as an ideal place to hold banquets, parties and special events. We expect that the special events at the Entertainment Center will include, but not limited to live performances, fashion shows, corporate dinners, award and retirement dinner celebrations. We believe to be a well-positioned, based on our location and uniqueness of the facility, to fully capitalize on these various opportunities to generate interest and revenues.

Nightclub Operations

We intend to use the covered outdoor area as a nightclub and for live performances. During the first 6 months of operations, we plan to operate the nightclub only on Friday and Saturday nights. We plan to hire top disc jockeys and offer a unique club experience using the tenting that will cover the outdoor space to digitally project videos. We will offer food service in the club venue featuring our late night menu.

We will be well-positioned using digital and audio enhancements of the experience to capitalize on the live performances we plan to present at the Entertainment Center. The live music entertainment performances that we plan to promote through our own personnel and third-party promoters will likely reflect a diverse array of music genres in order to appeal to a diverse demographic base.

Overview of the Entertainment Market in Miami

The City of Miami, known as the "Magic City," is located in Southeast Florida, in Miami-Dade County on the Miami River between the Florida Everglades and the Atlantic Ocean. The City of Miami has grown tremendously into one of America's renowned centers where people can work, live and enjoy a high quality of life.

The City of Miami, known for its diverse culture and ethnicity, is the largest municipality in Miami-Dade County with a population of almost 400,000. Also known as the "Gateway to Latin America," Miami attracts a large number of foreign-born people, resulting in a diverse population that includes Cubans, Nicaraguans, Colombians, Venezuelans, Puerto Ricans, Argentinean, Brazilians, Dominicans, Haitians and Mexicans. Miami's population is estimated to consist of 60% of Latin Americans, 22% African-Americans and 12% White and/or other population.

Miami successfully hosted the 4th annual Latin Grammy Awards in 2003 and the MTV Music Video Awards and the Source Hip-Hop Music Awards in 2004. Greater Miami has a labor force of over 175,000 and more than 10 million tourists visit the Greater Miami area every year. The average length of stay is 3.18 nights, and Miami’s tourist are more affluent than the national average (51% had income above $75,000) with 50% of visitors being professionals or executives.

Greater Miami has over $13 billion in new construction at the present, with over 20,000 residential units currently under construction. We believe all of these factors will have a positive impact on our Entertainment Center project, especially with the high volume of visitors to the Downtown Miami area throughout the day and night.

Our target demographic market will include the fast growing, affluent and up-scale market principally comprised of young adults attracted to and by a multi-faceted entertainment and dining experience.

MRG's Concept and Business Strategy

Out Entertainment Center concept is captured by seven principal characteristics: unique opportunity, high quality fresh food; focus on concept execution, customer loyalty, sales and marketing, VIP service and live performances. We intend to establish our market position by capitalizing on the demand for integrated entertainment concepts based on restaurant and bar operations, VIP service, special event service such as live performances and nightclub operations and other favorable entertainment industry trends. Our primary goal is to become the leading entertainment center in Miami that is known as the defining standard for highest quality entertainment In order to build awareness of our entertainment concept and achieve our goal, we plan to execute the following strategies:

Unique Opportunity

We believe that there is a large demand for an Entertainment Center in the newly developed area of Downtown Miami. At present, the City of Miami and its city planners and developers are fashioning a new urban residential center with a significant number of "mixed-use" projects under construction. The new plans include a new Performing Arts Center, museums, restaurants, nightclubs, artists’ lofts and movie theatres. We intend to effectively meet expected demand by offering consumers a unique Entertainment Center platform. Our objective is to become the one of the foremost multi-functional entertainment facilities in Miami, providing patrons with a diverse, high quality experience which will include dining, nightclub, bar lounge, live entertainment and special events.

Offer high quality, fresh food at an excellent value.

Our primary strategy for our restaurant is to offer a wide variety of uniquely prepared, fresh food at an excellent value. We plan to emphasize generous portions and high quality ingredients, including fresh fish, boneless, skinless chicken breasts and USDA choice steak, individually hand trimmed. We will grill our meat, fish and vegetables over an open flame, which adds to the flavor of our food. We will buy choice produce and aromatic spices to make our fresh salsas. All food will be prepared to order, ensuring that each order will be served fresh and at the proper temperature. We do not intend to use microwaves in the preparation of our food. Our diverse menu offering is intended to appeal to a wide variety of different tastes and the high quality of our food at affordable prices allows us to appeal to a broad group of consumers. We expect that our appetizing food will be popular for both lunch and dinner. In addition, unique decor and appealing atmosphere, balanced with the convenience of our restaurants, will enable us to capture sales from business customer. We believe that the quality and freshness of our food will offer our customers an excellent dining value.

Create a culture focused on concept execution.

The cornerstone to building our brand and presence is the consistent day-to-day execution of our concept. At our restaurant, we will emphasize quality customer service because we believe it is a critical factor in providing our customers with a positive experience and driving repeat business. Cashiers, cooks and managers are all expected to maintain an upbeat, courteous and genuine attitude. We believe that if we live our values, we will see the results in customers’ repeat business. On a daily basis, we offer an engaging atmosphere through our bright, contemporary decor, clean, crisp design, comfortable lighting and contemporary background music. We plan to have exhibition grills in order to enhances our atmosphere by reassuring our customers of the freshness of their food. Our strict adherence to our quality standards gives our restaurants a sparkling clean appearance throughout the day.

Increase existing customer frequency, capture new customers and expand customer loyalty.

We believe the key to our success and growth will be to build customer loyalty, increase the frequency of use by existing customers and attract new customers. Customer satisfaction surveys conducted by independent restaurant industry consultants demonstrate the need to pay close attention to customer satisfaction. High levels of customer satisfaction are expected to result in positive word-of-mouth recommendations and high frequency of visits. We expect to capture customers as we grow primarily through word of mouth and public relations activities.

Sales and Marketing

We plan to employ an aggressive marketing and sales approach to recruit patrons for what we believe will be one of Miami’s premier entertainment facilities. Our marketing plan includes, but is not limited to: print advertisements, hiring well-know local promoters, charitable events, corporate sponsored events and live promoted events.

VIP Membership

While open to the public, we intend to institute a member policy which will grant certain special privileges to VIP members, such as discounts, preferred priority reservations at our restaurant, access and reservations to our VIP facilities and reserved parking for live performances and special events.

Live Performance Capability

We believe to be uniquely positioned to capitalize on the live performances we plan to present at the Entertainment Center by digital and audio enhancements. The live concert performances that we plan to promote will likely reflect a diverse array of music genres and will appeal to an equally diverse demographic base. We will receive revenues generated from the use of the Entertainment Center.

Competition

The Miami entertainment market is intensely competitive with respect to price, quality of service, location and food quality, and there are many well-established competitors in Downtown Miami with established venues, name recognition and substantially greater financial and other resources than we have. Changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competitors often affect the entertainment business. In addition, factors such as inflation, increased food, alcohol, labor and benefits costs, energy costs and our ability to hire and retain experienced management and sales and service personnel as well as loyal employees may adversely affect the the entertainment market in particular. We believe the following Miami downtown restaurants are direct competitors to our Entertainment Center: The District, Soyka's, Parricone and Bongo's. In addition, the following clubs/bars are in direct competition to our Entertainment Center: the Space, Metropolis, Nocturnal, I/O Lounge, the Pawn Shop and Players Club.

Employees

We currently have approximately 10 part-time employees including the Company's officers and consultants who are providing services related to the design and construction of the Entertainment Center, and persons who are involved the development of our marketing plan and pre-opening promotion. In addition, our management is providing services necessary to coordinate our design, construction and promotion activities. We do not plan to employ any full-time personnel until we are close to the date that the Entertainment Center is ready to open, which is expected to occur in or about early 2007. We anticipate that we will employ approximately 80 full-time and part-time employees once we commence Entertainment Center operations.

Patents, Trademarks, Service Marks And Licenses and Other Intellectual Property

All intellectual property developed, acquired or otherwise obtained in connection with the operation of the Entertainment Center shall be the property of the Registrant. These items will include, but will not be limited to, the multifunctional entertainment facility concept, and any and all trademarks and all copyrights to any video or audio recordings made from performances at the Entertainment Center. We also anticipate that we will be able to generate revenue from our anticipated ability to enter into license agreements with third parties for use of our multifunctional Entertainment Center concept and other intellectual property.

Government Regulation

We are subject to various federal, state and local laws affecting our entertainment business. We are subject to licensing and regulation by a number of governmental authorities, which include alcoholic beverage control, health and safety and fire agencies. Alcoholic beverage control regulations in the State of Florida require us to acquire a license directly or from a third-party license holder, which third-party license would be valued at the prevailing open-market rate in Florida, in order for us to sell alcoholic beverages at the Entertainment Center. If we decide to acquire a third-party license, we estimate that the cost of acquiring such license will be approximately $75,000 to $100,000. This license must be maintained in good standing and be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of the Entertainment Center, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

We are subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person, who was not of lawful drinking age or that the bartender knows to be or should have known was intoxicated, the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated person. If available at commercially reasonable rates, we will carry liquor liability coverage as part of our existing comprehensive general liability insurance.

Our operations are also subject to minimum wage laws governing such matters as overtime and tip credits.

The Americans with Disabilities Act prohibits discrimination in employment and public accommodations on the basis of disability. The Act became effective in January 1992 with respect to public accommodation and July 1992 with respect to employment. The current design of the Entertainment Center should comply with the Act’s requirements, however, if there is a change in the law or the interpretation thereof, we could be required to expend funds to modify the Entertainment Center to provide service to, or make reasonable accommodations for the employment of, disabled persons.

RISK FACTORS

Investing in our common stock will provide an investor with an equity ownership interest. Shareholders will be subject to risks inherent in our Entertainment Center business. The performance of our shares will reflect the performance of our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss. An investor should carefully consider the following factors as well as other information contained in this current report on Form 10-KSB.

This annual report on Form 10-KSB also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-KSB.

Risk Factors Related to Our Business

We have only Recently Commenced Operations, which Operations have been limited to the Design and Development of Our Entertainment Center. As a Development-Stage Business We Face a High Degree of Risk Associated with New Businesses Generally and the Entertainment Service Industry Specifically

Our Entertainment Center has not commenced any operations and we have no way to adequately evaluate the prospects of us being able to operate our Entertainment Center business and successfully compete in our market. MRG, our wholly-owned operating subsidiary, was incorporated in February 2004 and subsequent to MRG's organizational activities, we have entered into a lease for our facilities, engaged the services of professionals to commence the design and development of our Entertainment Center. Preliminary construction has commenced. Although we anticipate beginning full construction during summer 2006 and believe that we will commence operations of our Entertainment Center in early 2007, there could be unforeseen delays and costs that could materially adversely effect our Entertainment Center project. We have not commenced the operations of our Entertainment Center, therefore, we have not generated any revenues, have not hired necessary staff to commence operations, have not acquired all necessary licenses and permits for construction or operation of our Entertainment Center, nor have we established or commenced any marketing or promotion plans, all of which are prerequisites if we hope to be successful. Our activities have been limited to start-up activities. Potential investors should be aware of the risks associated with any new business generally and with risks associated with the entertainment business specifically. The likelihood of success must be considered in the light of difficulties, delays, unforeseen expenses and intense competitive conditions that exist in the entertainment service industry in our prospective target market.

Our Business Operations are Subject to Regulatory Uncertainties which may Affect Our Ability to Commence and Continue Operations of Entertainment Center, Acquire Additional Centers or Be Profitable

Entertainment Centers including restaurants, bars, nightclubs and live performances are subject to local, state and federal regulations. Our business is regulated by local zoning, local and state liquor licensing, local ordinances and state time, place and manner restrictions. Our Entertainment Center is not yet established in the Miami market, there can be no assurance that local and/or state licensing and other regulations will permit our Entertainment Center to become a profitable operation in the future.

We may be Unable to Operate our New Entertainment Center on a Profitable Basis

We cannot assure you that we will be able to operate our Entertainment Center profitably. Newly opened businesses, especially in the entertainment business, typically take several months or years to reach profitability, if at all. We cannot assure you that our new Entertainment Center, when open, will ultimately obtain profitable operating results and that it will be able to sustain such results. Entering the Miami entertainment market, we may be confronted with changing demographic characteristics, competitive conditions, consumer tastes and trends and discretionary spending patterns of potential customer, which may cause our Entertainment Center to be less successful in this market than those already existing.

We may need Additional Financing and/or Our Business Expansion Plans may be Significantly Limited

If we do not generate sufficient cash from our operations in the future to satisfy our working capital and capital expenditure requirements, we will need to raise additional funds through the public or private sale of our equity and/or debt securities. The timing and amount of our capital requirements will depend on a number of factors, including cash flow and cash requirements for the Entertainment Center. If additional funds are raised through the issuance of equity and/or convertible debt securities, the percentage ownership of our then-existing shareholders will be reduced. We cannot assure you that additional financing will be available on terms favorable to us, if at all. Any future equity financing, if available, may result in dilution to existing shareholders, and debt financing, if available, may include restrictive covenants. Any failure by us to procure timely additional financing as may be required will have material adverse consequences on our business operations.

There is Substantial Competition in the Florida Entertainment Market which may Affect Our Ability to Operate Our Entertainment Center Profitably and Open or Acquire Additional Centers

Our Entertainment Center in Downtown Miami will face substantial competition. Some of these competitors may have greater financial and management resources than we have and also have an established presence in the market. Additionally, the industry is subject to unpredictable competitive trends and competition for general entertainment dollars. There can be no assurance that we will be able to become profitable in this competitive industry.

Competition in the concept entertainment industry is increasingly intense. We will compete on the basis of trends, taste, quality and price of our food, prices of our other services offered, convenience, location and overall entertainment experience. Our competitors range from independent local restaurants, local bars and other entertainment establishments. While we believe that our entertainment concepts is distinctive, we cannot assure you that other competitors will not adopt a similar concept or be more successful in establishing similar concepts. In addition, if we decide to expand our concept, we will compete with other restaurants, bars and nightclubs for appropriate real estate. Many of our competitors are well established and some of our competitors have substantially greater financial, marketing, real estate sourcing and other resources than we do, all of which may affect our ability to compete.

We may be Unable to Compete with Larger, More Established Restaurant/Bar/Nightclub Competitors

The restaurant/bar/nightclub industry is highly competitive with respect to price, service, location, amenities and ambiance and quality. New restaurants/bars/nightclubs have a high failure rate. New restaurants/bars/nightclubs generally experience a decline in revenue growth, or in actual revenues, following a period of excitement that accompanies their opening. The entertainment service industry including restaurants/bars/nightclubs in the fragmented, highly competitive Miami entertainment market are also generally affected by changes in consumer preferences, national, regional and local economic conditions, and demographic trends. The performance of individual restaurants/bars/nightclubs may also be affected by factors such as traffic patterns, demographic considerations, and the type, number and location of competitors. In addition, factors such as inflation, increased food, alcohol, labor and employee benefit costs, and the ability to hire and retain experienced management, sales and marketing, service staff and hourly employees may also adversely affect our industry in general and the Entertainment Center in particular. Restaurant/bar/nightclub operating costs are further affected by increases in the minimum hourly wage, unemployment tax rates and similar matters over which we have no control. We will face numerous well-established competitors, including national, regional and local restaurant/bar chains and popular well-known and established clubs possessing substantially greater financial, marketing, personnel and other resources than we will. We also will compete with a large variety of locally owned restaurants/bars, nightclubs and other establishments that offer dining and entertainment to our targeted market. We cannot assure you that we will be able to respond to various competitive factors affecting the entertainment service industry.

Risk of Entertainment Center Operations

Historically, Entertainment Centers, including nightclubs, restaurants and bars have been an extremely volatile industry. The industry tends to be extremely sensitive to the general local economy, in that when economic conditions are prosperous, entertainment service industry revenues increase, and when economic conditions are unfavorable, entertainment service industry revenues decline. Coupled with this economic sensitivity are preferences of certain trendy customers' preferences who frequent Entertainment Centers such as ours, which includes restaurants, nightclub and bar. We will continuously monitor trends in our customers' tastes and entertainment preferences so that, if necessary, we will be able to make appropriate changes which will allow us to become and hopefully continue to be one of the premiere Entertainment Centers in Downtown Miami and greater Miami. However, any significant decline in general economic conditions or uncertainties regarding future economic prospects that affect consumer spending could have a material adverse effect on our business. In addition, we intend to cater to a clientele base from the upper end of the market. Accordingly, further reductions in the amounts of entertainment expenses allowed as deductions from income under the Internal Revenue Code, as amended, could adversely affect sales to customers dependent upon business expense accounts.

Changes in Consumer Preferences or Discretionary Consumer Spending Could Negatively Impact Our Results of Operations

Our ability to become successful depends, in part, upon the popularity of our menu, dining style, nightclub ambiance and amenities, quality of service and other factors at our Entertainment Center. Shifts in consumer preferences away from our cuisine or dining style or from our overall Entertainment Center concept and our ability to mix dining, live performance, club, bar and dance venues under a "single" roof, could materially and adversely affect our future profitability. In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could materially and adversely affect our operating results.

We are Subject to the General Risks Inherent to the Entertainment Service Industry, which could Affect Our Profitability and Ability to Compete

The entertainment service industry involves commercial risks which could adversely affect our ultimate profitability. These risks include competition for customers both within a category and between categories of alternative forms of entertainment, substantial media advertising costs and possible miscalculation with respect to operating costs and other contingencies. The entertainment service industry may also be affected by deflation or inflation, employment and wage levels, changes in local markets or economic conditions, changes in customer tastes and changes in government regulations. There is no assurance that our operations will be conducted in the most cost efficient manner or that our operations will be profitable.

We will Operate at Only One Location for the Foreseeable Future, which will Increase the Effect of any Decline in the Economy in the Downtown Miami Area

All of our revenues will be generated from the Entertainment Center in Downtown Miami. Our results of operations are dependent on conditions in Downtown Miami, the greater Miami area and, indirectly, South Florida, where many of the Entertainment Center’s targeted customers reside. A decline in the local economies of Miami or South Florida could have a negative effect on our business and results of operations. In addition, because Miami draws from a national and international tourist base, a downturn in the domestic or global economies could have a negative effect on our business and results of operations. Furthermore, due to our single location, we are subject to greater risks than a more diversified operator of a competitive facility, including natural and other disasters and changes in local and state governmental laws and regulations. Due to our single location, poor operating results at the Entertainment Center would materially affect our total profitability and future growth in revenues and profits will depend to a large extent on our ability to successfully generate cash flow from our single location sufficient for our working capital needs.

If We are Unable to Comply with Applicable Regulations, We will be Unable to Operate and Such Compliance may Increase Our Operating Costs

The entertainment industry including restaurants, bars and nightclubs is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food, the sale of alcohol and those relating to building and zoning requirements. We are also subject to laws governing our relationship with our employees, including minimum wage requirements, access for persons with disabilities, overtime, working and safety conditions and citizenship requirements. Our operating costs may be affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar matters, such as any government-mandated health insurance, over which we have no control.

We May face liability under dram-shop laws

We are subject to "dram-shop" laws. These laws generally provide that someone injured by an intoxicated person, who was not of lawful drinking age or who the bartender knew or should have known was intoxicated, the right to recover damages from the establishment that wrongfully served alcoholic beverages to such person. If available at commercially reasonable rates, we will carry liquor liability coverage as part of our existing comprehensive general liability insurance. However, a judgment against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on our business, operating results, cash flows and financial condition.

We Face Risk of Litigation from Customers, Employees and Litigation in the Ordinary Course of our Business. Litigation diverts our Financial and Management Resources and the Adverse Publicity Arising therefrom May Cause Customers to Avoid Our Entertainment Center

We expect to sometimes be subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Like other Entertainment Centers, we can be materially adversely affected by negative publicity concerning food quality, illness, injury, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from our bar, nightclub and special events. Adverse publicity resulting from these allegations may materially adversely affect us and our operations, regardless of whether the allegations are valid or whether we are liable. We are subject to the same risks of adverse publicity resulting from these sorts of allegations even if the claims turn out to be baseless. Litigation diverts our financial and management resources that would otherwise be devoted to the operation of our company.

Further, we may be subject to employee claims in the future based on, among other things, discrimination, harassment, wrongful termination or employee classification for the determination of overtime pay. The success of any potential lawsuit could materially adversely affect our business, financial condition, operating results or cash flows.

Permits Relating to the Sale of Alcohol

We will derive a significant portion of our revenues from the sale of alcoholic beverages. In Florida, the authority to issue a permit to sell alcoholic beverages is governed by the Florida Alcoholic Beverage Commission (the "FABC"), which has the authority, in its discretion, to issue the appropriate permits. Our Entertainment Center presently does not hold a liquor license and in Florida there is a resale market whereby an establishment, such as our Entertainment Center, or any facility seeking to sell alcoholic beverages, purchases a license from a third-party license holder at prevailing market rates. This liquor license, once acquired, will be subject to annual renewal, provided we have complied with all FABC rules and regulations. Renewal of a permit is subject to protest, which may be made by a law enforcement agency or by a member of the general public. In the event of a protest, the FABC may hold a hearing at which time the views of interested parties are expressed. The FABC has the authority after such hearing not to issue a renewal of the protested alcoholic beverage permit. While we do not expect to become subject to a protest hearing against the renewal of our permits, there can be no assurance that such a protest could not be made in the future, nor can there be any assurance that the permit renewal would be granted in the event such a protest was made. A temporary or permanent suspension or revocation of  the permit would have a material adverse effect on our revenues, financial condition and results of operations.

In The Future, We will Incur Significant Increased Costs as a Result of Operating as a Public Company, and Our Management will be Required to Devote Substantial Time to New Compliance Initiatives

In the future, as an operating public company that is subject to the reporting requirements under the Exchange Act, we will incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices and establishment of controls and procedures. Although we believe that we will be able to establish and maintain internal controls, and we have committed internal resources to ensure compliance. We cannot guarantee that we will not have any material weaknesses as reported by our auditors and such determination could materially adversely affect our business and/or share price. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Uninsured Risks

We intend to maintain insurance in amounts we considers adequate for personal injury and property damage to which the business of the Entertainment Center may be subject. However, there can be no assurance that uninsured liabilities in excess of the coverage provided by insurance, which liabilities may be imposed pursuant to Florida statute or common law theories of liability. Florida statutes provide that a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person if it was apparent to the server that the individual being sold, served or provided with alcoholic beverages was obviously intoxicated to the extent that he presented a clear danger to himself and others. An employer is not liable for the actions of its employee who overserves if (i) the employer requires its employees to attend a seller training program approved by the FABC; (ii) the employee has actually attended such a training program; and (iii) the employer has not directly or indirectly encouraged the employee to violate the law. It is our policy to require that all servers of alcohol working at our Entertainment Center will be certified as servers under a training program approved by the FABC, which certification gives statutory immunity to the sellers of alcohol from damage caused to third parties by those who have consumed alcoholic beverages at such establishment pursuant to the Florida Alcoholic Beverage Code. There can be no assurance, however, that uninsured liabilities may not arise which could have a material adverse effect on the Company.

Actual Results could Differ from the Estimates and Assumptions that We use to Prepare Our Financial Statements

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements which affect the reported values of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include: contract costs and profits and revenue recognition; increasing labor and materials costs that could adversely effect our margins.

We are Dependent on Our Management Team in order to Implement Our Business Plan to Renovate and Establish Our Entertainment Center. Loss of any Members of Our Team could have a Material Adverse Effect on Us

We are highly dependent on the members of our management team, some of whom have many years of experience in the entertainment service industry and a track record of working cooperatively with our projected suppliers in our industry. We may be expected to enter into employment agreements with selected members of our senior management team, including Aaron Goldstein, Frank Rovito and Richard Margulies, and may enter into agreements with key employees and consultants in the future. The loss of any member of our management team or our inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on our ability to develop the Entertainment Center and market it successfully.

Our Management Controls a Significant Percentage of Our Voting Shares which Gives Them Significant Influence  all Matters Requiring Shareholder Approval

Our officers and directors, whose interests may differ from our other shareholders, will have the ability to exercise significant control over our business and operations. In addition, in the aggregate, management owns voting common stock and preferred stock constituting 81% of our issued and outstanding voting stock. As a result, our management will be able to exercise significant influence and control by virtue of their executive positions and their voting power over the operations of our business and all matters requiring approval of our shareholders, including the election of directors, approval of significant corporate decisions and transactions and any change in control of the Registrant. The interests of our officers and directors may not necessarily be in the best interests of the shareholders in general, and they could prevent transactions which could be in the best interests of other shareholders from occurring.

Risk Factors Related to the Market of Our Common Stock

There is no Assurance that an Active Trading Market will Develop or be Sustained for Our Common Stock

Before the Share Exchange Agreement between the Registrant and MRG, there was no established trading market for the shares of common stock of the Registrant. We intend to have our common stock become eligible for quotation on the Pinksheets and there can be no assurance that such application will be successful, or the time that this process may require. Further, in the event that we are successful in our common stock becoming subject to quotation on the Pinksheets, there can be no assurance regarding the market price of our shares. In addition, the liquidity of any trading market in the shares, and the market price quoted for the shares of common stock, may be adversely affected by changes in the overall market for securities generally and by changes in our financial performance or prospects for companies in our industry generally. As a result, you cannot be sure that an active trading market will develop or be sustained for our shares.

State Blue Sky Registration; Potential Limitations on Resale of our Securities

Our common stock, the class of our securities registered under the Exchange Act, has not been registered for resale under the Securities Act of 1933, as amended (the "Act") or the "blue sky" laws of any state. The holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

It is the intention of the management to seek coverage and publication of information regarding the Company in an accepted publication which permits a manual exemption. This manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

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

Dividends Unlikely

We do not expect to pay dividends for the foreseeable future. The payment of dividends, if any, will be contingent upon our future revenues and earnings, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is our intention to retain all earnings for use in the business operations and accordingly, we do not anticipate that the Company will declare any dividends in the foreseeable future.

Possible Issuance of Additional Securities

Our Articles of Incorporation authorize the issuance of 74,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001. At the date of filing this annual report, we have 7,991,216 shares of common stock issued and outstanding and 167,650 Series A Convertible Preferred Shares issued and outstanding. We may issue additional shares of common stock in connection with any financing activities or as compensation for services. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of our equity securities.

Compliance with Penny Stock Rules

Our securities, if it becomes subject to quotation on the Pinksheets or on any other quotation system, will initially be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, since the price of our shares of common stock is likely to be less than $5. Unless our common stock will otherwise be excluded from the definition of "penny stock," the penny stock rules apply with respect to that particular security. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could additionally limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

Shares eligible for future sale

As of July 21, 2006, the Company had 7,991,216 shares of common stock issued and outstanding, of which 1,122,986 of such shares are freely tradable in the public market and 6,868,230 shares are "restricted" as that term is defined under the Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one percent (l%) of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 1475 West Cypress Road, Suite 202, Ft. Lauderdale, FL, 33309, which space is  provided to us on a rent-free basis. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity or consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended April 30, 2006, no matters were submitted to a vote of our security holders.

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

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	High	Low	High	Low	High	Low
First Quarter ended July 31,	$0.001	$0.001	$0.001	$0.0001	$0.01	$0.0001
Second Quarter ended October 31,	$0.05	$0.001	$0.01	$0.0001	$0.01	$0.0001
Third Quarter ended January 31,	$0.15	$0.001	$0.01	$0.00	$0.0001	$0.0001
Fourth Quarter ended April 30,	$0.35	$0.10	$0.01	$0.00	$0.0001	$0.0001

Approximate Number of Holders of Common Stock: On July 21, 2006, there were approximately 218 shareholders of record of our common stock.

Dividend Policy

Holders of our common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. There are no restrictions in our articles of incorporation or by-laws that restrict us from declaring dividends.

Recent Sales of Unregistered Securities

Date of Issuance	Name	No. of Shares	Consideration	Exemption
04/27/06	Richard Margulies	1,550,000	Pursuant to Share Exchange Agreement with MRG	Section 4(2)
04/27/06	Aaron Goldstein	1,550,000	Pursuant to Share Exchange Agreement with MRG	Section 4(2)
04/27/06	Frank Rovito	620,000	Pursuant to Share Exchange Agreement with MRG	Section 4(2)
04/27/06	Ilene Shaw	205,000	Pursuant to Share Exchange Agreement with MRG	Section 4(2)
04/27/06	Robert Margulies	300,000	Pursuant to Share Exchange Agreement with MRG	Section 4(2)
04/27/06	Richard Serroto	184,500	Pursuant to Share Exchange Agreement with MRG	Section 4(2)
04/27/06	Eric Brown	20,500	Pursuant to Share Exchange Agreement with MRG	Section 4(2)
04/27/06	Alan Fisher	184,500	Pursuant to Share Exchange Agreement with MRG	Section 4(2)
04/27/06	Larry Weinstein	20,500	Pursuant to Share Exchange Agreement with MRG	Section 4(2)
05/25/06	Elvira Lopez	5,000	Private Placement valued at $1,000	Section 4(2)
05/25/06	Brendaliz Gutierrez	5,000	Private Placement valued at $1,000	Section 4(2)
07/18/06	Margarita Quinones	10,000	Private Placement valued at $2,000	Section 4(2)
05/25/06	Christian Tupper	25,000	Private Placement valued at $5,000	Section 4(2)
05/25/06	Enrique W. Neufeld	50,000	Private Placement valued at $10,000	Section 4(2)
05/25/06	William Florence	25,000	Private Placement valued at $5,000	Section 4(2)
05/25/06	Michelle Goldstein	50,000	Private Placement valued at $10,000	Section 4(2)
06/23/06	Ronald B. Weber	100,000	Private Placement valued at $20,000	Section 4(2)
07/18/06	Carl Platt	125,000	Private Placement valued at $25,000	Section 4(2)
07/18/06	Walter and Debra Friedopfer	125,000	Private Placement valued at $25,000	Section 4(2)
05/25/06	Beilinson Gomez, LLC	200,000	Services Valued at $40,000	Section 4(2)

The Company believes that the above issuances of restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

Equity Compensation Plans

We have no equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS Back to Table of Contents

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

The following discussion should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report.  The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report, particularly in the section entitled "Risk Factors".

The Company has not generated any revenues from its operations. Its is expected that the Company will start to generate revenues in early 2007.

General and administrative expenses

During the year ended April 30, 2006, the Company had operating expenses of $19,315 compared to $59,080 in 2005. Our operating expenses consist of professional fees, general and administrative expenses.

Operating Loss

Our operating loss was $19,315 in 2006 compared to $59,080 in 2005.

Liquidity and Capital Resources

While we are dependent upon interim funding provided by management and/or affiliated parties to pay professional fees and expenses, we have no written finance agreement with management and/or affiliated parties to provide any continued funding. However, we may need to raise additional funds through a the issuance of debt or equity securities if additional funds are required to execute our business plan.

At April 30, 2006, we had $2,451 in current assets and had $547,747 in current liabilities. We had $442,767 in total assets and $1,406,234 in total liabilities at April 30, 2006.

There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock. The Company's limited resources and lack of having cash-generating business operations may make it difficult to borrow funds or raise capital. The Company's limitations to borrow funds or raise funds through the issuance of restricted capital stock may have a material adverse effect on the Company's financial condition and future prospects, including the ability to execute its business plan. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Off-Balance Sheet Arrangements

As of April 30, 2006 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

The Company leases its entertainment facility from Bricked North Investments, Inc. in which the father of Aaron Goldstein, who is an officer and director of the Company, has a controlling interest. See also footnote 6 in the financial statements.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended April 30, 2006 and 2005, and are included elsewhere in this annual report.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended April 30, 2006 and April 30, 2005 are attached to this annual report.

Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of April 30, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION Back to Table of Contents

None.

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

Richard Margulies, CEO, President and a Director. Since 2001, Mr. Margulies has served as a director and since 2004 as acting president of Digi Link Technologies, Inc., an inactive company previously engaged in the telecommunications industry. Since 2001, Mr. Margulies has served as an officer and a director of Advatech Corporation, a Florida based public company, which is engaged in developing a patented medical device. In 1997, Mr. Margulies founded GRQ Financial, Inc., a private company offering consulting services to private and public entities. In December of 2004, he became president of Coast Properties of Costa Rica Corp., a company involved in the development and sale of real estate.. From 1993 to December of 1997, Mr. Margulies was an officer and director of Creative Media International, Inc. a public company that was in the printing and media businesses. From 1986 to 2002, Mr. Margulies served as an officer and director of Entertainment Arts, Inc., a public company involved in the entertainment and media industries. And, from 1974 through 1983 Mr. Margulies was employed by three different NYSE member firms. Mr. Margulies holds a B.A. in Psychology (1972) from the University of Miami.

Frank Rovito, Treasurer and a Director. Since 2001 through the present, Mr. Rovito has served as officer and director of TransTech Development, Inc., a technology services and holding company. From July 2003 to July 2004, Mr. Rovito served as a business development specialist for MCI in New Jersey, offering corporate broadband services. Since 2002, he has served as CTO of Entertainment Arts, Inc., a public company involved in the entertainment and media industries. From 2002 through the present, Mr. Rovito has served as president and a director of Creative Gaming, Inc., a publicly-traded holding company. Mr. Rovito received his A.S. in Computer Science from Brooklyn College in 1983.

Aaron Miller Goldstein, Secretary and a Director. In 2003, Mr. Goldstein co-founded and currently operates, Gateway Realty, LLC, a Florida-based real estate brokerage business, and began acting as a real estate sales associate. From September 2002 to November 2003, he worked as a real estate sales associate for Rent Free Realty, Inc., also a Florida-based real estate brokerage business. From October 2001 to September 2002, he was employed by Houston’s Restaurants, Inc.

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the chief executive officer of the Company for the periods set forth below.

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Richard Margulies, CEO and President	2006	---	---	---	---	---	---
	2005	---	---	---	---	---	---
Frank Rovito, CFO	2006	---	---	---	---	---	---
	2005	---	---	---	---	---	---
Aaron Miller Goldstein, Vice-President	2006	---	---	---	---	---	---
	2005	---	---	---	---	---	---

(1) Messrs. Margulies, Rovito and Goldstein became officers on April 26, 2005.

The Company has no employment agreement with any of its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of July 21, 2006, the Registrant had 7,991,216 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Richard Margulies, CEO, President and Director 2090 Oaktree Road, Suite 14 Edison, NJ 08820	1,550,000 shares	19.40%
Common Stock	Frank Rovito, CFO and Director 2090 Oaktree Road, Suite 14 Edison, NJ 08820	620,000 shares	7.76%
Common Stock	Aaron Goldstein, Vice-President and Director 1475 West Cypress Road, Suite 202 Ft. Lauderdale, FL 33309	1,550,000 shares	19.40%
Common Stock	All officers and directors as a group (3 people)	3,720,000 shares	46.56%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Back to Table of Contents

During the fiscal year ended April 30, 2006, the Registrant acquired Miami Renaissance Group, Inc. ("MRG"), a privately-owned Florida corporation, of which the Registrant's officers and directors were also the majority shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-KSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
3(i)1	Articles of Incorporation of the Registrant, filed as an exhibit with the Registrant's Form 10-SB/12g on August 6, 2003.
3(i)1	By-Laws of the Registrant, filed as an exhibit with the Registrant's Form 10-SB/12g on August 6, 2003.
10.1	Share Exchange Agreement between the Registrant and Miami Renaissance Group, Inc. filed as exhibit 10.1 with the Registrant's Form 8-K on May 8, 2006.
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant filed a Form 8-K during the last quarter of the fiscal year covered by this annual report disclosing under Item 1.01 "Entry into a Material Definitive Agreement", Item 2.01 "Completion of Acquisition or Disposition" and Item 9.01 "Financial Statements and Exhibits".

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Kahn Boyd Levychin, Certified Public Accountants as independent public accountant for the fiscal year ending April 30, 2006 and 2005.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Kahn Boyd Levychin, Certified Public Accountants, for the audit of the Registrant's annual financial statements for the years ended April 30, 2006 and April 30, 2005, and fees billed for other services rendered by Kahn Boyd Levychin during those periods.

Year Ended
		April 30, 2006		April 30, 2005
Audit fees (1)	$	N/A	$	N/A
Audit-related fees (2)		N/A		N/A
Tax fees (3)		N/A		N/A
All other fees		N/A		N/A
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

/s/ Richard Margulies	/s/ Frank Rovito
(Principal Executive Officer)	(Principal Financial Officer)
Dated: August 14, 2006	Dated: August 14, 2006
Edison, New Jersey	Edison, New Jersey

Financial Statements Back to Table of Contents

Registered Independent Auditors' Report Back to Table of Contents

To the Board of Directors and Stockholders
East Coast Diversified Corporation and Consolidated Affiliate
Edison, New Jersey

We have audited the accompanying consolidated balance sheets of East Coast Diversified Corporation and its subsidiaries (a development stage company), hereon referred to as "the Company," as of April 30, 2006 and 2005, and the related consolidated statements of operations, cash flows, and changes in stockholders’ deficit for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of East Coast Diversified Corporation and its subsidiaries as of April 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has suffered recurring losses from operations, and is dependent upon shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBL, LLP

Certified Public Accountants and Advisors

August 11, 2006

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Balance Sheets
April 30, 2006 and 2005

	2006	2005
ASSETS
Current assets:
Cash and equivalents	$2,451	$-
Total current assets	2,451	-

Leasehold improvements, (net of accumulated amortization of $0)	309,904	-

Other assets:
Restricted cash	126,914	-
Prepaid expense	3,500	-
Total other assets	130,414	-

Total assets	$442,769	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts and accrued expenses payable	$491,127	$129,044
Current portion, convertible notes payable, officers	26,455	14,450
Accrued interest	30,165	9,672
Total current liabilities	547,747	153,166

Non-current liabilities:
Convertible note payable, related party	327,774	-
Convertible notes payable, officers	479,084	-
Deferred rent expense	51,629	-
Total non-current liabilities	858,487	-

Total liabilities	1,406,234	153,166

Minority interest in Miami Renaissance Partners, Ltd., a partnership subsidiary	125,000	-

Stockholders' deficit:
Preferred stock, par value 0.001 par value, 1,000,000 authorized
167,650 and 0 issued and outstanding, respectively	168	-
Common stock, $0.001 par value, 74,000,000 shares authorized;
7,271,216 and 2,636,216 shares issued and outstanding, respectively	7,271	2,636
Additional paid-in capital	1,995,722	1,980,025
Accumulated deficit	(3,071,126)	(2,135,827)
Less: stock subscription receivable	(20,500)	-
Total stockholders' deficit	(1,088,465)	(153,166)
Total liabilities and stockholders' deficit	$442,769	$-

See registered independent auditor's report.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statements of Operations
And for the Years Ended April 30, 2006 and 2005

	2006	2005

Revenues	$-	$-
Operating expenses:
Selling, general and administrative	19,315	59,080
Total operating expenses	19,315	59,080
Net loss from operations during development stage	(19,315)	(59,080)

Other income (expenses):
Interest expense	(2,328)	(1,273)
Total other income (expenses)	(2,328)	(1,273)

Net loss before minority interest	(21,643)	(1,273)
Add: 25% minority interest in net profit of Miami Renaissance Partners, Ltd., a partnership subsidiary	-	-
Net loss after minority interest	$(21,643)	$(60,353)

Basic and diluted net loss per weighted-average shares of common stock outstanding	$(0.003)	$(0.023)

Weighted average number of shares of common stock outstanding	7,271,216	2,636,162

See registered independent auditor's report.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Stockholders' Deficit
for the Years Ended April 30, 2006 and 2005

					Additional	Stock		Total
	Preferred		Common		Paid-in	Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	deficit

Balance April 30, 2004	-	$-	2,636,216	$2,636	$1,980,025	$-	$(2,075,474)	$(92,813)

Net loss for the year ended April 30, 2005	-	-	-	-	-	-	(60,353)	(60,353)
Balance April 30, 2005	-	-	2,636,162	2,636	$1,980,025		(2,135,827)	(153,166)
Miami Renaissance Group's share
exchange for ECDV shares on April 25, 2006	167,650	168	4,635,000	4,635	15,697	(20,500)	(913,656)	(913,656)
Net loss for the year ended April 30, 2006	-	-	-	-	-	-	(21,643)	(21,643)
Balance April 30, 2006	167,650	$168	7,271,216	$7,271	$1,995,722	$(20,500)	$(3,071,126)	$(1,088,465)

See registered independent auditor's report.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Cash Flows
For the Years Ended April 30, 2006 and 2005

	2006	2005

Net loss
	$(21,643)	$(60,353)

Cash flows from operating activities:

  Adjustments to reconcile net loss to cash used in operating activities:

  Increase in accounts and accrued expenses payable
	7,527	56,330
  Increase in accrued interest
	2,111	1,023
     Net cash used in operating activities
	(12,005)	(3,000)

Cash flow from investing activities:
Net cash acquired in acquisition of Miami Renaissance Group, Inc., wholly-owned subsidiary	(126,914)	-
Net cash provided by investing activities	(126,914)	-

Cash flows from financing activities:

  Increase in notes payable, officer
	12,005	-
     Net cash provided by financing activities
	12,005	3,000

Net increase in cash	2,451	-

Cash at beginning of period
	-	-
Cash at the end of the period
	$2,451	-

Supplementary disclosure of non-cash transactions:
Cash paid during the year for:
Interest expense	$-	$-
Income taxes	$-	$-

Non-cash operating, investing and financing activities:

Net assets (liabilities) acquired as part of acquisition of Miami Renaissance Group, Inc. and its partnership subsidiary, Miami Renaissance Partners, Ltd.

Assets acquired:
Cash	$2,451	$-
Restricted cash	126,914	-
Subscription receivable from Miami Renaissance Group Inc's shareholders on their stock	20,500	-
Leasehold improvements	309,904	-
Legal fees paid for pending liquor license	3,500	-
	463,269	-
Liabilities acquired:
Accounts and accrued expenses payable	354,556	-
Convertible notes payable
Officers	479,084	-
Related parties	327,774	-
Accrued interest expense payable	18,382	-
Deferred rent expense	51,629	-
Minority interest	125,000	-
	1,356,425	-
	$(893,156)	$-

Change in Company's Stockholders' Equity:
Preferred stock issued at par value	$168	-
Common stock issued at par value	4,635	-
Increase in additional paid-in capital resulting from
difference in value of shares at par exchanged by Company	15,697	-
Accumulated deficit of Miami Renaissance Group at April 25, 2006	(913,656)	-
	$(893,156)	$-

See registered independent auditors' report

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY) Back to Table of Contents
Notes to the Consolidated Financial Statements

Note 1 - Nature of Business / Organization

Business Description

East Coast Diversified Corporation

East Coast Diversified Corporation (herein referred to as the "Company" and "East Coast") was organized on May 24, 1994, under the laws of the State of Florida, under the name Plantastic Corp., and then changed its name to Viva Golf, USA Corp in April 1997. The Company acquired 100% of the issued and outstanding shares of common stock of Lifekeepers International, Inc. in exchange for 1,000,000 of its newly issued shares under an Agreement and Plan of Reorganization on October 22, 1998. In connection with this acquisition, the Company changed its name to Lifekeepers International, Inc.

The Company previously held an exclusive licensing agreement to market and distribute golf clubs and related accessories in the continental United States. After the reorganization, the Company changed its business plan to providing mobile non-intrusive medical testing such as ultra-sound screening and blood analysis diagnostic testing.

On May 29, 2003, the Company changed its name to East Coast Diversified Corporation. During the year 2001, the Company discontinued its operations, and remained inoperative until April 26, 2006. Effective April 26, 2006 the Company will be treated as a development stage company.

Acquisition of Miami Renaissance Group, Inc. subsidiary and its partnership subsidiary, Miami Renaissance Group, Limited

Miami Renaissance Group, Inc. ("MRG") was incorporated in February 2004 as a Florida corporation. Upon incorporation, 50,000,000 shares of $.001 par value common stock were authorized. On June 4, 2004, MRG issued 18,860,000 shares of stock to its founders in exchange for a stock subscriptions receivable. On March 1, 2005, MRG issued 1,640,000 shares of stock to its founders in exchange for a stock subscriptions receivable. The stock subscriptions receivable are discussed in detail in Note 9.

On April 26, 2006 the Company acquired 100% of the issued and outstanding shares of common stock of Miami Renaissance Group, Inc. ("MRG,) a development stage company. As a result, effective April 26, 2006, MRG became a wholly-owned subsidiary of the Company. The majority shareholders of MRG exchanged all of their shares in MRG for 4,635,000 newly issued shares of the Company’s $.001 par value common stock, and 167,650 new issued shares of the Company’s $.001 par value Series A Convertible Preferred Stock. Each share of Series A Preferred Stock is convertible into 100 shares of the Company’s common stock. As a result, MRG became a wholly-owned subsidiary of the Company.

The majority shareholders of MRG, whom were also key officers in MRG and its partnership subsidiary discussed two paragraphs below, have also been key officers in East Coast since their appointment in April 25, 2005 to replace the previous management team. In addition, prior to this acquisition, the Company’s publicly traded securities, common stock, have been thinly, and at times not, traded in the stock market and is characterized as a stock subject to penny stock rules. Consequently, the shares exchanged between the Company and MRG were valued based on the par value of the respective shares exchanged, with the difference in aggregate value of $15,697 reflected in additional paid-in capital in a recapitalization in which MRG is identified as the "accounting acquirer."

MRG was incorporated in Florida in February 2004. MRG has been renting a facility in Miami, Florida to be renovated for the purpose of operating a combined restaurant, nightclub, and parking lot on the premises. MRG began the process of making renovations in 2004, soon after entering into a lease on the premises as described in Note 10. As of April 30, 2006, the renovations on the property were still in progress and the facility had not yet opened to the public. Management expects the completed facility to be open to the public some time in 2007.

Pursuant to the terms of a private placement offering described in Note 3, on April 1, 2005, MRG formed a Florida limited partnership, Miami Renaissance Partners, Ltd, ("the Partnership" or "MRP"), in which MRG was the general partner and manager, to raise working capital for the entertainment facility renovation and creation project. MRG was to enter into a sublease agreement with MRP for the completed Florida facility. MRG was to retain a 75% interest in the partnership, with the remainder interest divided amongst limited partners. These financial statements will include the accounts of East Coast, MRG, and MRP, and include the 25% minority interest representing the remainder third party limited partner interests. Since the acquisition took place on April 26, 2006, operations during the development stage were negligible during the year ended April 30, 2006.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation:

The financial statements include the accounts of East Coast, MRG, and MRP and include a 25% minority interest representing the remainder limited partner interest in MRP. All significant inter-company balances and transactions have been eliminated in consolidation.

Income taxes:

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

Straight-Lined Lease:

Rent expense for financial statement purposed related to the Company’s Florida facility leased, discussed in Note 10, is recorded on a straight-line basis over the lease term. The difference between the rent expense incurred and the amount paid is recorded as deferred rent and is being amortized over the lease term.

Segment information:

The Company will operate in one segment.

Fair value of financial instruments:

Carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, restricted cash, short-term investments, accounts and notes receivable, if any, accounts payable, accrued payroll, and other accrued liabilities, approximate fair value due to their short maturities. The fair values of investments, if any, are determined using quoted market prices for those securities or similar financial instruments.

Leasehold improvements:

Leasehold improvements are stated at cost and include architect and design fees to renovate and create the entertainment facility. Leasehold improvements will be amortized using the straight-line method (half-year convention) over the shorter of the estimated useful life or lease term. Amortization will commence once the business operations begins.

Impairment of long-lived assets:

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," provides for an impairment loss to be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

The Company has adopted SFAS No. 144. SFAS No. 144 superseded SFAS No. 121; however, it retained its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used. Such provisions require recognition of impairment of long-lived assets (property and equipment and website development costs) in the event that the net book value of these assets exceeds the estimated future undiscounted cash flows attributable to these assets. The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets' carrying values unlikely. Should an impairment exist, the impairment loss is measured based on the excess of the carrying value of the asset over the asset's fair value or discounted estimated future cash flows. No such impairment losses have been recognized to date.

Use of estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Accounting basis:

The Company uses the accrual basis of accounting for financial statement reporting. Accordingly, expenses are realized when the obligation is incurred. The Company is in the development stage and has not generated any revenues to date.

Loss per Share:

The Company complies with the requirements of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning per share" ("SFAS No. 128"). SFAS No. 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potentially common stock. Net loss per common share, basic and diluted, is determined by dividing the net loss by the weighted average number of common shares outstanding. As of April 30, 2006, the effect of issuing convertible preferred stock in connection with the Company’s acquisition of MRG on April 26, 2006 have a negligible dilutive impact on the calculation of earnings per share.

Consideration of Other Comprehensive Income Items:

SFAS 130 Reporting Comprehensive Income requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. The Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Recent Accounting Pronouncements:

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of APB No. 43, Chapter 4." SFAS No. 151 retains the general principle of APB No. 43, Chapter 4, "Inventory Pricing (AC Section I78)," that inventories are presumed to be stated at cost; however, it amends APB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have evaluated SFAS No. 151 and do not anticipate that the adoption of SFAS No. 151 will have a significant impact on our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) became effective for the interim period beginning July 1, 2005. The Company does not anticipate that the adoption of SFAS No. 123(R) will have a significant impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary Transactions." The amendments made by SFAS No.

153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company’s overall results of operations or financial position.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections," that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for fiscal year ended December 31, 2007. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company’s overall results of operations or financial position.

Note 3 – MRG Pre-Merger Private Placement Offering and Related Restricted Cash

On May 13, 2005, MRG made a private placement offering for up to 120 investment units in the Partnership, Miami Renaissance Partners, Ltd, at a subscription price of $25,000 each. Each unit in this non-public offering was to initially represent a 0.002% to 0.007% partnership interest depending on the number of units sold. The offering was made to accredited investors as defined in Rule 501 (a) under the Securities Act of 1933, as amended. The offering was made for a minimum of 30 units, for total proceeds of $750,000, and a maximum of 120 units, for total proceeds of $3,000,000, with the offering to terminate at December 31, 2005 if the minimum units had not been sold. In accordance with the Partnership formation documents, limited partner capital contributions do not bear interest.

Miami Renaissance Partners, Ltd, ("MRP") had received cash contributions from the sale of partnership units to limited partners of $125,000 prior to the MRG merger with East Coast. Accordingly, at April 30, 2006, the Company has recorded $126,914, including interest income earned previously, of restricted cash on its balance sheets. Under the terms of the private placement agreement, MRP had not reached the minimum threshold of 30 units sold to access the capital.

During June and July of 2006, MRP returned the $125,000 of cash contributions received from the limited partners.

Note 4 – Income Taxes

The significant components of the Company's deferred tax assets are as follows:

	2006	2005
Net operating loss carryforward	$989,182	$726,182
Less valuation allowance	(989,182)	(726,182)
Net deferred tax assets	$0	$0

The Company has provided for a valuation allowance against the full amount of the deferred tax asset due to management's uncertainty about its realization. The difference between the federal statutory tax rate of 34% and the effective rate of 0% reflected in the accompanying financial statements is attributable to no tax benefit being recorded for the future utilization of the net operating loss carryforwards.

The Company incurred no federal or state income tax expense for the years ended April 30, 2006 and 2005, and utilized no tax carryforward losses.

As of April 30, 2006, the Company has available net operating loss carryforwards of $3,071,126 that expire through 2026. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization.

Note 5 – Convertible Note Payable, Related Party

On August 30, 2005, MRG issued a convertible note payable to Brickell North Investments, Inc. ("Brickell"), in settlement of outstanding sums owed for 2004 and 2005 rent and 2004 real estate taxes in the aggregate amount of approximately $327,774. The note will be adjusted upward for any additional 2005 real estates taxes once that amount has been determined. $110,500 of rent due for the period from inception (February 25, 2004) to December 31, 2005 was forgiven by Brickell (see Note 7).

The non-interest bearing, note has no fixed maturity date, and is convertible into restricted shares of the Company’s common stock at a rate of $.327.

Brickell is a related party, as described in Note 7.

Note 6 – Convertible Notes Payable to Officers

Convertible notes payable to officers are as follows:

Holder	Terms	2006 Balance	2005 Balance
Richard Margulies, President/CEO and Chairman of the Board of Directors	$54,104 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	$54,104	$-
Richard Margulies, President/CEO and Chairman of the Board of Directors	$4,140 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	4,140	-
Shareholder	$5,515 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to November 3, 2006.	5,515	5,515
Shareholder	$4,750 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001. The shareholder has agreed to extend the maturity date of the obligation to November 3, 2006.	4,750	4,750
Shareholder	$4,185 note which accrues interest at 10% per annum and was due February 3, 2006. The note is convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to November 3, 2006.	4,185	4,185
Richard Margulies, President/CEO and Chairman of the Board of Directors	$2,005 note which accrues interest at 6% per annum and is due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,005	-
Frank Rovito, CFO, and a Director (Treasurer)	$29,980 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	29,980	-
Frank Rovito, CFO, and a Director (Treasurer)	$1,600 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	1,600	-
Aaron Goldstein, a Director (Secretary)	$134,737 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	134,737	-
Aaron Goldstein, a Director (Secretary)	$10,000 note which accrues interest at 6% per annum and is due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	10,000	-
Aaron Goldstein, a Director (Secretary)	$75,000 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	75,000	-
Aaron Goldstein, a Director (Secretary)	$179,523 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	179,523	-
		505,539	14,450
	Less: current portion	26,455	14,450
		$479,084	$-

Future maturities of debt are as follows:
	April 30, 2007	26,455
	2008	479,084

As of April 30, 2006 and 2005, the Company had recorded $30,165 and $9,672 of accrued interest on the convertible notes payable to officers, respectively. Interest expense on these notes was $2,328 and $1,273 for the years ended April 30, 2006 and 2005.

Note 7 – Related Party Transactions

James Goldstein, the father of Aaron Goldstein, who is an officer and director of the Company, is one of the principal owners of Brickell North Investments, Inc. ("Brickell,"), the landlord for the Florida entertainment facility lease and is the holder of the related convertible note payable for $327,774 discussed in Note 5. The note was issued to pay accrued rent for 2005 and 2004 of $207,570 and $8,500, respectively, and real estate taxes of $111,704 during the period from February 25, 2004 to December 31, 2004. $110,500 of rent due for the period from inception February 25, 2004 to December 31, 2004 was forgiven by Brickell in 2005.

For the period from its inception in February 25, 2004 through April 30, 2006, MRG incurred $700,974 of rent and real estate taxes under the lease, of which basis rent incurred to Brickell totaled $454,731.

The sub-landlord for the office lease, Comp Tech Technologies, is a company principally owned by Frank Rovito, who is an officer and director of the Company. For the period from its inception in February 25, 2004 to April 30, 2006, MRG incurred $31,200 of rent expense under the sublease.

On March 1, 2005, MRG issued 1,025,000 shares of its common stock to Robert Margulies, the brother of the officer and director Richard Margulies.

Note 8 – Going Concern

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company had incurred cumulative losses of $3,071,126 from inception of the Company. The Company’s operations are in the development stage, and the Company has not generated any revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of convertible notes payable to officers and other individuals.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 9 - Stock Subscriptions Receivable

MRG issued 18,860,000 and 1,640,000 shares of common stock, respectively, in 2005 and 2004 to various individuals, and directors of MRG in exchange for stock subscription agreements. Remaining amounts due under the stock subscription agreements were $20,500 at April 30, 2006. The amounts are non-interest bearing and due on demand. The stock subscription receivable amounts have been offset against stockholders' deficit.

Note 10- Commitments and Other Matters

[1] The Company has no current pending litigation.

[2] On June 15, 2004, MRG entered into a lease with Brickell North Investments, Inc., a related party, for the parcels of land and buildings for use in the entertainment facility. The lease term is ten years, with annual increases based on the consumer price index, approximately 3% per year.

[3] In February 2004, MRG entered into a sublease with a related party for office space in Edison, NJ for $1,200 per month. Since the lease expiration in October 2004, the Company has continued to lease the space under a month-to-month arrangement. Management does not consider use of this office space essential to business operations.

[4] 5 Year Table of obligations under leases:

The minimum future obligations for rent under agreements outlined in [2] are as follows:

Years Ending April 30,	Amounts
2007	$215,895
2008	222,371
2009	229,050
2010	235,922
2011	242,997
Thereafter	773,606
$1,919,841

Rent expense incurred by MRG was $454,731 for the period from inception to April 30, 2006, and $0 for the period from April 26, 2006 to April 30, 2006.