Form 10QSB
period 2006-07-31
EAST COAST DIVERSIFIED CORP
filed 2006-10-10
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

At July 31, 2006, the Registrant had 8,116,216 shares of common stock, par value $0.001 outstanding.

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

The Registrant's financial statements for the three-month periods ended July 31, 2006 are attached to this quarterly report.

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

General and administrative expenses

During the period ended July 31, 2006, the Company had operating expenses of $109,200. Our operating expenses consist of professional fees, general and administrative expenses.

Operating Loss

Our operating loss was $109,200 during the period ended July 31, 2006.

Liquidity and Capital Resources

While we are dependent upon interim funding provided by management and/or affiliated parties to pay professional fees and expenses, we have no written finance agreement with management and/or affiliated parties to provide any continued funding. However, we may need to raise additional funds through a the issuance of debt or equity securities if additional funds are required to execute our business plan. During the three-month period ended July 31, 2006, we raised $104,000 through the issuance of restricted shares.

At July 31, 2006, we had $30,733 in current assets and had $587,603 in current liabilities. We had $417,220 in total assets and $1,453,100 in total liabilities at July 31, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of July 31, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The Registrant did not file a Form 8-K during the quarter ended July 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Margulies
Richard Margulies
   Chief Executive Officer
  Dated: October 11, 2006

/s/ Frank Rovito
Frank Rovito
   Chief Financial Officer
   Dated: October 11, 2006

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Balance Sheets
July 31, 2006 and April 30, 2006

	July 31, 2006	April 30, 2006
ASSETS
Current assets:
Cash and equivalents	$30,733	$2,451
Total current assets	30,733	2,451

Leasehold improvements, (net of accumulated amortization of $0)	373,987	309,904

Other assets:
Restricted cash	-	126,914
Cost of liquor license	12,500	3,500
Total other assets	12,500	130,414

Total assets	$417,220	$442,769

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts and accrued expenses payable	$523,160	$491,127
Current portion, convertible notes payable, officers	26,455	26,455
Accrued interest	37,988	30,165
Total current liabilities	587,603	547,747

Non-current liabilities:
Convertible note payable, related party	327,774	327,774
Convertible notes payable, officers	481,209	479,084
Deferred rent expense	56,514	51,629
Total non-current liabilities	865,497	858,487

Total liabilities	1,453,100	1,406,234

Minority interest	-	125,000

Stockholders' deficit:
Preferred stock, par value 0.001 par value, 1,000,000 shares authorized
167,650 issued and outstanding, respectively	168	168
Common stock, $0.001 par value, 74,000,000 shares authorized;
8,116,216 and 7,271,216 shares issued and "to be issued", respectively	8,116	7,271
Additional paid-in capital	2,163,877	1,995,722
Accumulated deficit	(3,187,541)	(3,071,126)
Less: stock subscription receivable	(20,500)	(20,500)
Total stockholders' deficit	(1,035,880)	(1,088,465)
Total liabilities and stockholders' deficit	$417,220	$442,769

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Statements of Operations (During the Development Stage)

		For the Period	Period from
	Three Months	From Inception	Inception
	ended	(April 26, 2006) to	(April 26, 2006) to
	July 31, 2006	April 30, 2006	July 31, 2006

Revenues	$-	$-	$-
Operating expenses:
Selling, general and administrative	109,200	-	109,200
Total operating expenses	109,200	-	109,200
Net loss from operations during development stage	(109,200)	-	(109,200)

Other income (expenses):
Interest income	540	-	540
Interest expense	(7,883)	-	(7,883)
Total other expenses	(7,343)	-	(7,343)

Net loss before minority interest	(116,543)	-	(116,543)
Add: 25% minority interest in net profit of affiliate	128	-	128
Net loss after minority interest	$(116,415)	$-	$(116,415)

Basic and diluted net loss
per weighted-average shares of common stock outstanding	$(0.015)	$-	$(0.015)

Weighted average number of shares of common stock outstanding	7,639,042	-	7,639,042

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Stockholders' Deficit (During Development Stage)

					Additional	Stock		Total
	Preferred		Common		Paid-in	Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	deficit

Balance April 30, 2004	-	$-	2,636,216	$2,636	$1,980,025	$-	$(2,075,474)	$(92,813)

Net loss for the year ended April 30, 2005	-	-	-	-	-	-	(60,353)	(60,353)
Balance April 30, 2005	-	-	2,636,162	2,636	$1,980,025		(2,135,827)	(153,166)

Miami Renaissance Group's share
exchange for ECDV shares on April 25, 2006	167,650	168	4,635,000	4,635	15,697	(20,500)	(913,656)	(913,656)
Net loss for the year ended April 30, 2006	-	-	-	-	-	-	(21,643)	(21,643)
Balance April 30, 2006	167,650	$168	7,271,216	$7,271	$1,995,722	$(20,500)	$(3,071,126)	$(1,088,465)

Common stock issued for cash	-	-	520,000	520	103,480	-	-	104,000
Common stock issued for services	-	-	200,000	200	39,800	-	-	40,000
Cash received for common stock to be issued	-	-	125,000	125	24,875	-	-	25,000
Net loss for the three months ended July 31, 2006	-	-	-	-	-	-	(116,415)	(116,415)
Balance, July 31, 2006	167,650	$168	8,116,216	$8,116	$2,163,877	$(20,500)	$3,187,541)	$(1,035,880)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Cash Flows (During the Development Stage)

		For the Period	Period from
	Three Months	From Inception	Inception
	Ended	(April 26, 2006) to	(April 26, 2006) to
	July 31, 2006	April 30, 2006	July 31, 2006

Net loss before minority interest	$(116,543)	$-	$(116,543)

Cash flows from operating activities:
Adjustments to reconcile net loss to cash used in operating activities:
Minority interest income 25% minority interest in net profit of affiliate	128	-	128
Common stock issued for services	40,000	-	40,000
Changes in:
Increase in accounts and accrued expenses payable	32,033	-	32,033
Increase in deferred rent expense	4,885	-	4,885
Increase in accrued interest	7,823	-	7,823
Net cash used in operating activities	(31,674)	-	(31,674)

Cash flows from investing activities:
Costs paid in acquiring pending liquor license	(9,000)	-	(9,000)
Net cash acquired in acquisition of Miami Renaissance Group, Inc.		2,451	2,451
Acquisition of leasehold improvements	(64,083)	-	(64,083)
Net cash (used in) provided by investing activities	(73,083)	2,451	(70,632)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, officers	2,125	-	2,125
Common stock issued for cash	104,000	-	104,000
Cash received for common stock to be issued	25,000	-	25,000
Return of capital contributions to limited partners of 75% owned affiliate	(125,000)	-	(125,000)
Decrease in restricted cash	126,914	-	126,914
Net cash provided by financing activities	133,039	-	133,039

Net increase in cash	28,282	2,451	30,733
Cash at the beginning of the period	2,451	-	-
Cash at end of period	$30,733	$2,451	$30,733

Supplementary disclosure of non-cash transactions:
Cash paid during the year for:		-	-	-
Interest expenses		-	-	-
Income taxes

Non-cash operating, investing and financing activities:
Net assets (liabilities) acquired as part of acquisition of Miami Renaissance Group, Inc.
and its partnership subsidiary, Miami Renaissance Partners, Ltd.
Assets acquired:
Cash		$-	$2,451	$2,451
Restricted cash		-	126,914	126,914
Subscription receivable from Miami Renaissance Group, Inc. shareholder on their stock		-	20,500	20,500
Leasehold improvements		-	309,904	309,904
Legal fees paid for pending liquor license		-	3,500	3,500
		-	463,269	463,269
Liabilities acquired:
Accounts and accrued expenses payable		-	354,556	354,556
Convertible notes payable		-	-	-
Officers		-	479,084	479,084
Related parties		-	327,774	327,774
Accrued interest expense payable		-	18,382	18,382
Deferred rent expense		-	51,629	51,629
Minority interest		-	125,000	125,000
		-	1,356,425	1,356,425
		$-	$(893,156)	$(893,156)

Changes in Company’s Stockholders’ Equity
Preferred stock issued at par value	$		$168	$168
Common stock issued at par value			4,635	4,635
Increase in additional paid-in capital resulting from difference in value of shares at par exchanged by Company			15,697	15,697
Accumulated deficit of Miami Renaissance Group at April 25, 2006		-	(913,656)	(913,656)
		$-	$(893,156)	$(893,156)

Restricted common stock issued in exchange for architectural services capitalized as leasehold improvements:
Cost added to leasehold improvements as an asset		$40,000	$-	$40,000
Credited to stockholders’ deficit:
Common stock		200		200
Additional paid in capital		39,800	-	39,800
		$40,000	$-	$40,000

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A DEVELOPMENT STAGE COMPANY)
Notes to the Consolidated Financial Statements

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three month periods ended July 31, 2006 and for the period from inception (April 26, 2006) to July 31, 2006, (b) the financial position at July 31, 2006, (c) the statements of cash flows for the three month period ended July 31, 2006 and for the period from inception (April 26, 2006) to July 31, 2006, and (d) the changes in stockholders' deficit for the three month period ended July 31, 2006 and for the period from inception (April 26, 2006) to July 31, 2006, have been made. The results of operations for the three months ended July 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE B – UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended April 30, 2006 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 15, 2006.

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note 9, the Company incurred losses of $116,543 for the three months ended July 31, 2006 and losses during the development stage of Miami Renaissance Group, Inc. ("MRG,") the acquirer/survivor entity in the merger described in Note 1 for the period from the inception of their development stage (February 25, 2004) to April 30, 2006 of $914,049.

At July 31, 2006, the current consolidated Company has limited cash reserves, with its current liabilities exceeding its cash by $556,870. In addition, the Company has substantial non-current liabilities, including convertible notes payables, of $865,497, as well as Total Stockholders’ Deficit at that date of $1,035,880.

The aforementioned financial condition indicates that the Company will have substantial difficulty meeting its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by loans in the form of convertible debts issued to officers and other related parties and occasional private placements of common stock.

As further discussed below in Note 1, management is in the process of getting the facility in which it will operate a night club ready for use and will need to seek additional financing in one form or another. The Company is hopeful it will continue to be able to find sufficient financing to complete construction of the night club and begin its operations and continue as a going concern in its present form. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A DEVELOPMENT STAGE COMPANY)

Note 1 - Nature of Business / Organization

Business Description

East Coast Diversified Corporation (the "Company" "East Coast") was organized on May 24, 1994, under the laws of the State of Florida under the name Plantastic Corp. and changed its name to Viva Golf, USA Corp. in April 1997. The Company acquired 100% of the issued and outstanding shares of common stock of Lifekeepers International, Inc. in exchange for 1,000,000 of its newly issued shares under an Agreement and Plan of Reorganization on October 22, 1998. In connection with this acquisition, the Company changed its name to Lifekeepers International, Inc.

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

Acquisition of Miami Renaissance Group, Inc. subsidiary and its partnership subsidiary, Miami Renaissance Group, Limited

Miami Renaissance Group, Inc. ("MRG") was incorporated in February 2004 as a Florida corporation. Upon incorporation, 50,000,000 shares of $.001 par value common stock were authorized. On June 4, 2004, MRG issued 18,860,000 shares of stock to its founders in exchange for a stock subscriptions receivable. On March 1, 2005, MRG issued 1,640,000 shares of stock to its founders in exchange for a stock subscriptions receivable. The stock subscriptions receivable are discussed in detail in Note 10.

On April 26, 2006 the Company acquired 100% of the issued and outstanding shares of common stock of Miami Renaissance Group, Inc. ("MRG,") a development stage company. As a result, effective April 26, 2006, MRG became a wholly-owned subsidiary of the Company. The majority shareholders of MRG exchanged all of their shares in MRG for 4,635,000 newly issued shares of the Company’s $.001 par value common stock, and 167,650 new issued shares of the Company’s $.001 par value Series A Convertible Preferred Stock. Each share of Series A Preferred Stock is convertible into 100 shares of the Company’s common stock. As a result, MRG became a wholly-owned subsidiary of the Company.

The majority shareholders of MRG, namely the key officers in MRG and its partnership subsidiary (and who will be discussed two paragraphs below), have also become key officers in East Coast since their appointment and replacement of the previous management team in April 25, 2005. In addition, prior to this acquisition, the Company’s publicly traded securities have often been thinly traded in the stock market and can therefore be characterized as a stock subject to penny stock rules. Consequently, the shares exchanged between the Company and MRG were valued based on the par value of the respective shares exchanged, with the difference in aggregate value of $15,697 reflected in additional paid-in capital in a recapitalization in which MRG is identified as the "accounting acquirer."

MRG was incorporated in Florida in February 2004. MRG has been renting a facility in Miami, Florida to be renovated for the purpose of operating a combined restaurant, nightclub, and parking lot on the premises. MRG began the process of making renovations in 2004, soon after entering into a lease on the premises as described in Note 12. As of July 31, 2006, the renovations on the property were still in progress and the facility had not yet opened to the public. Management expects the completed facility to be open to the public some time in 2007.

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

Effective April 26, 2006, the Company is considered to be a development stage company.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation:

The financial statements include the accounts of East Coast, MRG, and MRP, and include a 25% minority interest representing the remainder limited partner interest in MRP. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Straight-line lease:

For financial statement purposes, rent expense is recorded on a straight-line basis over the lease term. The difference between the rent expense incurred and the amount paid is recorded as deferred rent and is being amortized over the lease term.

Segment information:

The Company will operate in one segment.

Fair value of financial instruments:

Carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, restricted cash, short-term investments, accounts receivable, notes receivable, accrued payroll, and other accrued liabilities, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

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

Loss per Share:

The Company complies with the requirements of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning per share" ("SFAS No. 128"). SFAS No. 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potentially common stock. Net loss per common share, basic and diluted, is determined by dividing the net loss by the weighted average number of common shares outstanding. As of July 31, 2006, the effect of issuing convertible preferred stock in connection with the Company’s acquisition of MRG on April 26, 2006 have had a negligible dilutive impact on the calculation of earnings per share.

Consideration of Other Comprehensive Income Items:

SFAS No. 130, "Reporting Comprehensive Income," requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. The Company's consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

Note 3 - MRG Pre-Merger Private Placement Offering and Related Restricted Cash

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

Miami Renaissance Partners, Ltd, ("MRP") had received cash contributions from the sale of partnership units to limited partners of $125,000 prior to the MRG merger with East Coast. Accordingly, at April 30, 2006, the Company had recorded $126,914, including interest income earned previously from restricted cash on its balance sheets. Under the terms of the private placement agreement, MRP had not reached the minimum threshold of 30 units sold to access the capital.

During June and July of 2006, MRP returned the $125,000 of cash contributions received from the limited partners.

Note 4 – Income Taxes

The significant components of the Company's deferred tax assets are as follows:

	2006	2005
Net operating loss carryforward	$1,083,807	$726,182
Less valuation allowance	(1,083,807)	(726,182)
Net deferred tax assets	$0	$0

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

The Company incurred no federal or state income tax expense for the three months ended July 31, 2006 and for the period from inception (April 26, 2006) to July 31, 2006, and utilized no tax carryforward losses.

As of July 31, 2006, the Company has available net operating loss carryforwards of $3,187,669 that expire through 2026. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization.

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

The note is non-interest bearing, and is convertible to shares of the Company’s common stock at a rate of $.327.

Brickell is a related party, as described in Note 7.

Note 6 – Convertible Notes Payable to Officers and Shareholders

Convertible notes payable to officers and shareholders are as follows:

Holder	Terms	July 31, 2006	April 30, 2006
Richard Margulies, President/CEO and Chairman of the Board of Directors	$54,104 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	$54,104	$-
Richard Margulies, President/CEO and Chairman of the Board of Directors	$4,140 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	4,140	-
Shareholder	$5,515 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to December 31, 2006.	5,515	5,515
Shareholder	$4,750 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001. The shareholder has agreed to extend the maturity date of the obligation to December 31, 2006.	4,750	4,750
Shareholder	$4,185 note which accrues interest at 10% per annum and was due February 3, 2006. The note is convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to December 31, 2006.	4,185	4,185
Richard Margulies, President/CEO and Chairman of the Board of Directors	$2,005 note which accrues interest at 6% per annum and is due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,005	-
Frank Rovito, CFO, and a Director (Treasurer)	$29,980 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	29,980	-
Frank Rovito, CFO, and a Director (Treasurer)	$1,600 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	1,600	-
Aaron Goldstein, a Director (Secretary)	$134,737 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	134,737	-
Aaron Goldstein, a Director (Secretary)	$10,000 note which accrues interest at 6% per annum and is due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	10,000	-
Aaron Goldstein, a Director (Secretary)	$75,000 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	75,000	-
Aaron Goldstein, a Director (Secretary)	$10,000 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,000	-
Aaron Goldstein, a Director (Secretary)	$179,523 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	179,523	-
		507,664	14,450
	Less: current portion	26,455	14,450
		$481,209	$-

As of July 31, 2006 future maturities of debt for the next two years are as follows:

Years ending July 31:

2007	$26,455
2008	481,209

As of July 31, 2006 and April 30, 2006, the Company had recorded $37,988 and $30,165 of accrued interest on the convertible notes payable to officers, respectively. Interest expense on these notes was $7,883 for both the three months ended July 31, 2006 and for the period from inception (April 26, 2006) to July 31, 2006, respectively.

Note 7 – Related Party Transactions

James Goldstein, the father of Aaron Goldstein, who is an officer and director of the Company, is one of the principal owners of Brickell North Investments, Inc. ("Brickell,"), the landlord for the Florida entertainment facility lease and is the holder of the related convertible note payable for $327,774 discussed in Note 5. The note was issued to pay accrued rent for 2005 and 2004 of $207,570 and $8,500, respectively, and real estate taxes of $111,704 during the development stage of MRG (February 25, 2004) to December 31, 2004. $110,500 of rent due for the period from February 25, 2004 to December 31, 2004 was forgiven by Brickell in 2005.

For the period during the development stage of MRG (February 25, 2004) through April 30, 2006, MRG incurred $700,974 of rent and real estate taxes under the lease, of which basis rent incurred to Brickell totaled $454,731. The Company’s Consolidated Statements of Operations for both the three months ended July 31, 2006 and for the period from inception (April 26, 2006) to July 31, 2006, respectively, include $58,467 of rent and $27,926 of real estate taxes incurred by MRG under the lease.

The sub-landlord for the office lease, Comp Tech Technologies, is a company principally owned by Frank Rovito, who is an officer and director of the Company. For the period from February 25, 2004 to April 30, 2006, MRG incurred $31,200 of rent expense under the sublease. The Company’s Consolidated Statements of Operations for both the three months ended July 31, 2006 and for the period from inception (April 26, 2006) to July 31, 2006, respectively, include $3,600 of rent expense incurred by MRG under the sublease.

On March 1, 2005, MRG issued 1,025,000 shares of its common stock to Robert Margulies, the brother of the officer and director Richard Margulies.

Note 8 – Equity Transactions

During the three months ended July 31, 2006, the Company issued 520,000 shares of common stock pursuant to a private offering to accredited investors that was to expire June 30, 2006 at $.20 per share (with gross proceeds of $104,000), in accordance with Regulation D of the Securities Act of 1933, as amended, and Rule 501 promulgated thereunder. The Company's officers and directors directed the sale and received no commissions or other remuneration. In addition, the Company received $25,000 for 125,000 shares of common stock to be issued in the future under this offering. The 125,000 shares were issued on August 10, 2006. Proceeds of the private placement includes $10,000 for 50,000 shares issued to Michelle Goldstein, the mother of Aaron Goldstein, a Director in the Company.

On May 24, 2006, the Company issued 200,000 shares of common stock to Les Beilinson, subject to Rule 144 restrictions, in consideration of architectural services. The Company has capitalized $40,000 in the cost of leasehold improvements related to this stock issuance, based on the $.20 share price received by the Company in the Private Placement described in the preceding paragraph.

Note 9 – Going Concern

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company had incurred cumulative losses of $3,187,541 from inception. The Company's existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of convertible notes payable.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 10 - Stock Subscription Receivable

MRG issued 18,860,000 and 1,640,000 shares of common stock respectively in 2005 and 2004 to various individuals and directors of MRG in exchange for stock subscription agreements. The amounts due on the stock subscription agreements were $20,500 at July 31, 2006. The amounts are non-interest bearing and due on demand. The stock subscription receivable amounts have been offset against stockholders' deficit.

Note 11- Commitments and Other Matters

[1] The Company has no current pending litigation.

[2] On June 15, 2004, MRG entered into a lease with Brickell North Investments, Inc., a related party, for the parcels of land and buildings for use in the entertainment facility. The lease term is ten years, with annual increases based on the consumer price index of approximately 3% per year.

[3] In February 2004, MRG entered into a sublease with a related party for office space in Edison, NJ for $1,200 per month. Since the lease expiration in October 2004, the Company has continued to lease the space under a month-to-month arrangement. Management does not consider use of this office space essential to business operations.

[4] 5 Year Table of obligations under leases:

The minimum future obligations for rent under agreements outlined in [2] are as follows:

Years Ending July 31,	Amounts
2007	$217,502
2008	224,028
2009	230,756
2010	237,678
2011	244,806
Thereafter	773,672
$1,888,442

Rent expense incurred by MRG was $541,124 for the period from February 25, 2004 to July 31, 2006, including $58,467 of rent and $27,926 of real estate taxes incurred by MRG under the lease during the three months ended July 31, 2006.

Note 12- Subsequent Event

Acquisition of Liquor License

On August 24, 2006, the Company acquired a Florida liquor license for a purchase price of $89,000, plus a prorated portion of an annual license fee of $1,365, for total cash consideration paid by the Company at the closing of $80,823. At July 31, 2006, the cost of liquor license includes a $9,000 deposit towards the purchase price of $89,000.