Form 10QSB
period 2006-10-31
EAST COAST DIVERSIFIED CORP
filed 2007-01-25
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-50356

EAST COAST DIVERSIFIED CORPORATION
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	55-0840109
(State of Incorporation)	(I.R.S. Employer Identification No.)

1475 West Cypress Creek Road, Suite 202, Ft. Lauderdale, FL	33309
(Address of Principal Executive Offices)	(ZIP Code)

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

At October 31, 2006, the Registrant had 8,466,216 shares of common stock, par value $0.001 outstanding.

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

The Registrant's financial statements for the six-month periods ended October 31, 2006 are attached to this quarterly report.

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

General and administrative expenses

During the three and six-month period ended October 31, 2006, the Company had operating expenses of $108,185 and $217,385, respectively. Our operating expenses consist mainly of professional fees, general and administrative expenses.

Operating Loss

Our operating loss during the three and six-month period ended October 31, 2006 was $108,185 and $217,385, respectively.

Liquidity and Capital Resources

While we are dependent upon interim funding provided by management and/or affiliated parties to pay professional fees and expenses, we have no written finance agreement with management and/or affiliated parties to provide any continued funding. However, we may need to raise additional funds through a the issuance of debt or equity securities if additional funds are required to execute our business plan. During the six-month period ended October 31, 2006, we raised $179,000 through the issuance of restricted shares and proceeds of $150,321 through the issuance of notes.

At October 31, 2006, we had $15,282 in current assets and had $729,704 in current liabilities. We had $532,311 in total assets and $1,616,933 in total liabilities at October 31, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of October 31, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The Registrant did not file a Form 8-K during the quarter ended October 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Margulies
Richard Margulies
   Chief Executive Officer
  Dated: January 25, 2007

/s/ Frank Rovito
Frank Rovito
   Chief Financial Officer
   Dated: January 25, 2007

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Balance Sheets
October 31, 2006 and April 30, 2006

	October 31, 2006	April 30, 2006
ASSETS
Current assets:
Cash	$14,459	$2,451
Prepaid expenses	823	-
Total current assets	15,282	2,451

Leasehold improvements, (net of accumulated amortization of $0)	424,529	309,904

Other assets:
Restricted cash	-	126,914
Cost of liquor license	92,500	3,500
Total other assets	92,500	130,414

Total assets	$532,311	$442,769

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts and accrued expenses payable	$524,070	$491,127
Convertible notes payable, related party	80,823	-
Current portion, convertible notes payable, officers	76,455	26,455
Accrued interest	48,356	30,165
Total current liabilities	729,704	547,747

Non-current liabilities:
Convertible note payable, related party	327,774	327,774
Convertible notes payable, officers	498,582	479,084
Deferred rent expense	60,873	51,629
Total non-current liabilities	887,229	858,487

Total liabilities	1,616,933	1,406,234

Minority interest	122	125,000

Stockholders' deficit:
Preferred stock, par value 0.001 par value, 1,000,000 shares authorized
167,650 issued and outstanding, respectively	168	168
Common stock, $0.001 par value, 74,000,000 shares authorized;
8,466,216 and 7,271,216 shares issued and "to be issued", respectively	8,466	7,271
Additional paid-in capital	2,233,527	1,995,722
Accumulated deficit	(3,306,405)	(3,071,126)
Less: stock subscription receivable	(20,500)	(20,500)
Total stockholders' deficit	(1,084,744)	(1,088,465)
Total liabilities and stockholders' deficit	$532,311	$442,769

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Statements of Operations (During the Development Stage)

			For the Period	Period from
	Three Months	Six Months	From Inception	Inception
	ended	ended	(April 26, 2006) to	(April 26, 2006) to
	October 31, 2006	October 31, 2006	April 30, 2006	October 31, 2006

Revenues	$-	$-	$-	$-
Operating expenses:
Selling, general and administrative	108,185	217,385	-	217,385
Total operating expenses	108,185	217,385	-	217,385
Net loss from operations during development stage	(108,185)	(217,385)	-	(217,385)

Other income (expenses):
Interest income	4	544	-	544
Interest expense	(10,433)	(18,316)	-	(18,316)
Total other expenses	(10,429)	(17,772)	-	(17,772)

Net loss before minority interest	(118,614)	(235,157)	-	(235,157)
Add (less): 25% minority interest
in net profit (loss) of affiliate	(6)	122	-	122
Net loss after minority interest	$(118,608)	$(235,279)	$-	$(235,279)

Basic and diluted net loss
per weighted-average shares
of common stock outstanding	$(0.015)	$(0.03)	$-	$(0.03)

Weighted average number of shares
of common stock outstanding	$7,881,705	7,936,461	-	7,918,862

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Stockholders' Deficit (During Development Stage)

					Additional	Stock		Total
	Preferred		Common		Paid-in	Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	deficit

Balance April 30, 2004	-	$-	2,636,216	$2,636	$1,980,025	$-	$(2,075,474)	$(92,813)

Net loss for the year ended April 30, 2005	-	-	-	-	-	-	(60,353)	(60,353)
Balance April 30, 2005	-	-	2,636,162	2,636	$1,980,025		(2,135,827)	(153,166)

Miami Renaissance Group's share
exchange for Registrant's shares	167,650	168	4,635,000	4,635	15,697	(20,500)	(913,656)	(913,656)
Net loss for the year ended April 30, 2006	-	-	-	-	-	-	(21,643)	(21,643)
Balance April 30, 2006	167,650	$168	7,271,216	$7,271	$1,995,722	$(20,500)	$(3,071,126)	$(1,088,465)

Common stock issued for cash	-	-	895,000	895	178,105	-	-	179,000
Common stock issued for services	-	-	200,000	200	39,800	-	-	40,000
Cash received for shares to be issued	-	-	100,000	100	19,900	-	-	20,000
Net loss for period ended October 31, 2006	-	-	-	-	-	-	(235,279)	(235,279)
Balance, October 31, 2006	167,650	$168	8,466,216	$8,466	$2,233,527	$(20,500)	$(3,306,405)	$(1,084,744)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Cash Flows (During the Development Stage)

		For the Period	Period from
	Six Months	From Inception	Inception
	Ended	(April 26, 2006) to	(April 26, 2006) to
	October 31, 2006	April 30, 2006	October 31, 2006

Net loss before minority interest	$(235,279)	$-	$(235,279)
Cash flows from operating activities:
Adjustments to reconcile net loss to cash used in operating activities:
Minority interest income 25% minority interest in net profit of affiliate	122	-	122
Common stock issued for services	40,000	-	40,000
Changes in:
Increase in prepaid expenses	(823)		(823)
Increase in accounts and accrued expenses payable	32,943	-	32,943
Increase in deferred rent expense	9,244	-	9,244
Increase in accrued interest	18,191	-	18,191
Net cash used in operating activities	(135,602)	-	(135,602)

Cash flows from investing activities:
Costs paid in acquiring pending liquor license	(89,000)	-	(89,000)
Net cash acquired in acquisition of Miami Renaissance Group, Inc.		2,451	2,451
Acquisition of leasehold improvements	(114,625)	-	(114,625)
Net cash (used in) provided by investing activities	(203,625)	2,451	(201,174)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, related party	80,823	-	80,823
Proceeds from issuance of convertible notes payable, officers	69,498		69,498
Common stock issued for cash	179,000	-	179,000
Cash received for common stock to be issued	20,000	-	20,000
Return of capital contributions to limited partners of 75% owned affiliate	(125,000)	-	(125,000)
Decrease in restricted cash	126,914	-	126,914
Net cash provided by financing activities	351,235	-	351,235

Net increase in cash	12,008	2,451	14,459
Cash at the beginning of the period	2,451	-	-
Cash at end of period	$14,459	$2,451	$14,459

Supplementary disclosure of non-cash transactions:
Cash paid during the year for:		-	-	-
Interest expenses		-	-	-
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

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A DEVELOPMENT STAGE COMPANY)
Notes to the Consolidated Financial Statements Back to Table of Contents

Note A - Adjustments

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the six month period ended October 31, 2006 and for the period from inception (April 26, 2006) to October 31, 2006, (b) the financial position at October 31, 2006, (c) the statements of cash flows for the six month period ended October 31, 2006 and for the period from inception (April 26, 2006) to October 31, 2006, and (d) the changes in stockholders' deficit for the six month period ended October 31, 2006 and for the period from inception (April 26, 2006) to October 31, 2006 have been made. The results of operations for the six months ended October 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note 9, the Company incurred losses of $235,157 for the six months ended October 31, 2006 and losses during the development stage of Miami Renaissance Group, Inc. ("MRG,") the acquirer/survivor entity in the merger described in Note 1 for the period from the inception of their development stage (February 25, 2004) to April 30, 2006 of $914,049.

At October 31, 2006, the current consolidated Company has limited cash reserves, with its current liabilities exceeding its cash by $634,422. In addition, the Company has substantial non-current liabilities, including convertible notes payables, of $968,052, as well as Total Stockholders’ Deficit at that date of $1,084,744.

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

MRG was incorporated in Florida in February 2004. MRG has been renting a facility in Miami, Florida to be renovated for the purpose of operating a combined restaurant, nightclub, and parking lot on the premises. MRG began the process of making renovations in 2004, soon after entering into a lease on the premises as described in Note 12. As of October 31, 2006, the renovations on the property were still in progress and the facility had not yet opened to the public. Management expects the completed facility to be open to the public some time in 2007.

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

Florida Liquor License:

On August 24, 2006, the Company acquired a Florida liquor license for a purchase price of $89,000. At October 31, 2006, the cost of the acquired Liquor License, and related legal fees of $3,500 incurred to acquire it, have been capitalized in the Company’s Balance Sheet as an indefinite life intangible asset.

Impairment of Long-Lived and Other Intangible Assets

The Company reviews the carrying value of both its long-lived and other intangible assets annually, or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. At October 31, 2006 the Company’s evaluation determined that no provision for impairment of either its other intangible assets (its "Liquor License") or its Leasehold Improvements was required at that date.

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

Loss per Share:

The Company complies with the requirements of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning per share" ("SFAS No. 128"). SFAS No. 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potentially common stock. Net loss per common share, basic and diluted, is determined by dividing the net loss by the weighted average number of common shares outstanding. As of October 31, 2006, the effect of issuing convertible preferred stock in connection with the Company’s acquisition of MRG on April 26, 2006 have had a negligible dilutive impact on the calculation of earnings per share.

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

Notes 3 – MRG Pre-Merger Private Placement Offering and Related Restricted Cash

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

During June and July of 2006, MRP returned the $125,000 of cash contributions received from the limited partners.

Note 4 – Income Taxes

The significant components of the Company's deferred tax assets are as follows:

	2006	2005
Net operating loss carryforward	$1,124,178	$726,136
Less valuation allowance	(1,124,178)	(726,136)
Net deferred tax assets	$0	$0

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

The Company incurred no federal or state income tax expense for the six months ended October 31, 2006 and for the period from inception (April 26, 2006) to October 31, 2006, and utilized no tax carryforward losses.

As of October 31, 2006, the Company has available net operating loss carryforwards of $3,306,405 that expire through 2026. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization.

Note 5 – Convertible Notes Payable, Related Party

On August 30, 2005, MRG issued a convertible note payable to Brickell North Investments, Inc. ("Brickell"), in settlement of outstanding sums owed for 2004 and 2005 rent and 2004 real estate taxes in the aggregate amount of approximately $327,774. The note will be adjusted upward for any additional 2005 real estates taxes once that amount has been determined. $110,500 of rent due for the period during the development stage of MRG, (February 25, 2004) to December 31, 2005 was forgiven by Brickell (see Note 7).

The note is convertible to shares of the Company’s common stock at a rate of $.327.

In the event that the Landlord-Holder, Brickell did not convert the principal or adjusted principal of the debt to common stock of the Company the note was to be payable in 24 equal monthly installments commencing on June 15, 2006, together with any rent and real estate taxes due on the leased property. In the event of a failure to pay the note or inability of Brickell to exercise its conversion right the principal of the note was to become immediately due and payable together with interest thereon at the rate 6% per annum from the original date of the note. The parties to the convertible note have mutually agreed to extend the time of payment and adjust the date when Brickell may elect to exercise its conversion rights from June 15, 2006 to January 31, 2008. Accordingly, this debt has been presented as a long-term liability at October 31, 2006.

Brickell is a related party, as described in Note 7.

On October 31, 2006, in consideration for cash proceeds of a loan from James Goldstein, the Company issued a $80,823 convertible note payable to him which accrues interest at 12% per annum and is due October 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.002.

James Goldstein is a related party, as described in Note 7.

As of October 31, 2006 and April 30, 2006, the Company had recorded $2,099 and $0 of accrued interest on the convertible notes payable to related party, respectively. Interest expense on these notes was $2,099 for both the six months ended October 31, 2006 and for the period from inception (April 26, 2006) to October 31, 2006, respectively.

Note 6 – Convertible Notes Payable to Officers and Shareholders

Convertible notes payable to officers and shareholders are as follows:

Holder	Terms	October 31, 2006	April 30, 2006
Richard Margulies, President/CEO and Chairman of the Board of Directors	$54,104 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	$54,104	$-
Richard Margulies, President/CEO and Chairman of the Board of Directors	$4,140 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	4,140	-
Shareholder	$5,515 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to December 31, 2006.	5,515	5,515
Shareholder	$4,750 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001. The shareholder has agreed to extend the maturity date of the obligation to December 31, 2006.	4,750	4,750
Shareholder	$4,185 note which accrues interest at 10% per annum and was due February 3, 2006. The note is convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to December 31, 2006.	4,185	4,185
Richard Margulies, President/CEO and Chairman of the Board of Directors	$125 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	125	-
Richard Margulies, President/CEO and Chairman of the Board of Directors	$2,005 note which accrues interest at 6% per annum and is due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,005	-
Richard Margulies, President/CEO and Chairman of the Board of Directors	$176 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	176	-
Frank Rovito, CFO, and a Director (Treasurer)	$29,980 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	29,980	29,980
Frank Rovito, CFO, and a Director (Treasurer)	$1,600 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	1,600	-
Frank Rovito, CFO, and a Director (Treasurer)	$2,100 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,100	-
Aaron Goldstein, a Director (Secretary)	$134,737 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	134,737	134,737
Aaron Goldstein, a Director (Secretary)	$10,000 note which accrues interest at 6% per annum and is due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	10,000	10,000
Aaron Goldstein, a Director (Secretary)	$75,000 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	75,000	-
Aaron Goldstein, a Director (Secretary)	$10,000 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,000	-
Aaron Goldstein, a Director (Secretary)	$179,523 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	179,523	179,523
Aaron Goldstein, a Director (Secretary)	$5,097 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	5,097	-

Aaron Goldstein, a Director (Secretary)	$5,097 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	60,000	-
		575,037	505,539
	Less: current portion	76,455	26,455
		$498,582	$479,084

As of October 31, 2006 future maturities of debt for the next two years are as follows:

Years ending October 31:

2007	$76,455
2008	498,582

As of October 31, 2006 and April 30, 2006, the Company had recorded $46,257 and $30,165 of accrued interest on the convertible notes payable to officers, respectively. Interest expense on these notes was $16,092 for both the six months ended October 31, 2006 and for the period from inception (April 26, 2006) to October 31, 2006, respectively.

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

For the period during the development stage of MRG (February 25, 2004) through October 31, 2006 MRG incurred $787,367 of rent and real estate taxes under the lease, of which basis rent incurred to Brickell totaled $513,198. The Company’s Consolidated Statements of Operations for both the six months ended October 31, 2006 and for the period from inception (April 26, 2006) to October 31, 2006, respectively, include $116,934 of rent and $55,852 of real estate taxes incurred by MRG under the lease.

The sub-landlord for the office lease, Comp Tech Technologies, is a company principally owned by Frank Rovito, who is an officer and director of the Company. For the period from February 25, 2004 to October 31, 2006, MRG incurred $34,800 of rent expense under the sublease. The Company’s Consolidated Statements of Operations for both the six months ended October 31, 2006 and for the period from inception (April 26, 2006) to October 31, 2006, respectively, include $7,200 of rent expense incurred by MRG under the sublease.

On March 1, 2005, MRG issued 1,025,000 shares of its common stock to Robert Margulies, the brother of the officer and director Richard Margulies.

Note 8 – Equity Transactions

During the six months ended October 31, 2006, the Company issued 895,000 shares of common stock pursuant to a private offering to accredited investors that was to expire June 30, 2006 at $.20 per share (with gross proceeds of $179,000), in accordance with Regulation D of the Securities Act of 1933, as amended, and Rule 501 promulgated thereunder. The Company's officers and directors directed the sale and received no commissions or other remuneration. In addition, the Company received $20,000 for 100,000 shares of common stock to be issued in the future under this offering. The 100,000 shares were issued on November 27, 2006.

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

As shown in the accompanying consolidated financial statements, the Company had incurred cumulative losses of $3,306,405 from inception. The Company's existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of convertible notes payable.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 10- Stock Subscription Receivable

MRG issued 18,860,000 and 1,640,000 shares of common stock respectively in 2005 and 2004 to various individuals and directors of MRG in exchange for stock subscription agreements. The amounts due on the stock subscription agreements were $20,500 at October 31, 2006. The amounts are non-interest bearing and due on demand. The stock subscription receivable amounts have been offset against stockholders' deficit.

Note 11- Commitments and Other Matters

(1) The Company has no current pending litigation.

(2) On June 15, 2004, MRG entered into a lease with Brickell North Investments, Inc., a related party, for the parcels of land and buildings for use in the entertainment facility. The lease term is ten years, with annual increases based on the consumer price index of approximately 3% per year.

(3) In February 2004, MRG entered into a sublease with a related party for office space in Edison, NJ for $1,200 per month. Since the lease expiration in October 2004, the Company has continued to lease the space under a month-to-month arrangement. Management does not consider use of this office space essential to business operations.

(4) 5 Year Table of obligations under leases:

The minimum future obligations for rent under agreements outlined in [2] are as follows:

Years Ending October 31,	Amounts
2007	$219,125
2008	225,702
2009	232,478
2010	239,451
2011	246,633
Thereafter	670,948
$1,834,337

Rent expense incurred by MRG was $599,591 for the period from February 25, 2004 to October 31, 2006, including $116,934 of rent and $55,852 of real estate taxes incurred by MRG under the lease during the six months ended October 31, 2006.