Form 10QSB
period 2007-01-31
EAST COAST DIVERSIFIED CORP
filed 2007-04-16
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

At January 31, 2007, the Registrant had 8,816,216 shares of common stock, par value $0.001 outstanding.

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

The Registrant's financial statements for the nine-month periods ended January 31, 2007 are attached to this quarterly report.

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

Overview

The Company has not generated any revenues from its operations. Its is expected that the Company will start to generate revenues in 2007.

General and administrative expenses

During the three and nine-month period ended January 31, 2007, the Company had operating expenses of $157,198 and $374,583, respectively. Our operating expenses consist mainly of professional fees, general and administrative expenses.

Operating Loss

Our operating loss during the three and nine-month period ended January 31, 2007 was $157,198 and $374,583, respectively.

Liquidity and Capital Resources

While we are dependent upon interim funding provided by management and/or affiliated parties to pay professional fees and expenses, we have no written finance agreement with management and/or affiliated parties to provide any continued funding. However, we may need to raise additional funds through a the issuance of debt or equity securities if additional funds are required to execute our business plan. During the nine-month period ended January 31, 2007, we raised $199,000 through the issuance of restricted shares and proceeds of $163,681 through the issuance of convertible notes.

At January 31, 2007, we had $5,146 in current assets and had $1,512,565 in current liabilities. We had $527,427 in total assets and $1,728,132 in total liabilities at January 31, 2007.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of January 31, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

On December 18, 2006, the Company issued 350,000 restricted shares to S.G. Martin Securities in consideration for professional services valued at $52,500. The Registrant believes that the issuances of these restricted shares was exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation.

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

The Registrant did not file a Form 8-K during the quarter ended January 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Margulies
Richard Margulies
   Chief Executive Officer
  Dated: April 16, 2007

/s/ Frank Rovito
Frank Rovito
   Chief Financial Officer
   Dated: April 16, 2007

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Balance Sheets
January 31, 2007 and April 30, 2006

	January 31, 2007	April 30, 2006
ASSETS
Current assets:
Cash	$5,146	$2,451
Total current assets	5,146	2,451

Leasehold improvements, (net of accumulated amortization of $0)	428,958	309,904

Other assets:
Restricted cash	-	126,914
Cost of liquor license	93,323	3,500
Total other assets	93,323	130,414

Total assets	$527,427	$442,769

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts and accrued expenses payable	$606,227	$491,127
Convertible note payable, related parties	408,597	-
Current portion, convertible notes payable, officers	438,062	26,455
Accrued interest	59,679	30,165
Total current liabilities	1,512,565	547,747

Non-current liabilities:
Convertible note payable, related party	-	327,774
Convertible notes payable, officers	150,335	479,084
Deferred rent expense	65,232	51,629
Total non-current liabilities	215,567	858,487

Total liabilities	1,728,132	1,406,234

Minority interest in consolidated affiliate	122	125,000

Stockholders' deficit:
Preferred stock, par value 0.001 par value, 1,000,000 shares authorized
167,650 issued and outstanding, respectively	168	168
Common stock, $0.001 par value, 74,000,000 shares authorized;
8,816,216 and 7,271,216 shares issued and "to be issued", respectively	8,816	7,271
Additional paid-in capital	2,285,677	1,995,722
Accumulated deficit	(3,474,988)	(3,071,126)
Less: stock subscription receivable	(20,500)	(20,500)
Total stockholders' deficit	(1,200,827)	(1,088,465)
Total liabilities and stockholders' deficit	$527,427	$442,769

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Statements of Operations (During the Development Stage)

			For the Period	Period from
	Three Months	Nine Months	From Inception	Inception
	ended	ended	(April 26, 2006) to	(April 26, 2006) to
	January 31, 2007	January 31, 2007	April 30, 2006	January 31, 2007

Revenues	$-	$-	$-	$-
Operating expenses:
Consulting fees and services
satisfied by issuance of common stock	52,500	52,500		52,500
Selling, general and administrative	104,698	322,083	-	322,083
Total operating expenses	157,198	374,583	-	374,583
Net loss from operations during development stage	(157,198)	(374,583)	-	(374,583)

Other income (expenses):
Interest income	-	544	-	544
Interest expense	(11,385)	(29,701)	-	(29,701)
Total other expenses	(11,385)	(29,157)	-	(29,157)

Net loss before minority interest	(168,583)	(403,740)	-	(403,740)
Add (less): 25% minority interest
in net profit (loss) of affiliate	-	(122)	-	(122)
Net loss after minority interest	$(168,583)	$(403,862)	$-	$(403,862)

Basic and diluted net loss
per weighted-average shares
of common stock outstanding	$(0.021)	$(0.049)	$-	$(0.049)

Weighted average number of shares
of common stock outstanding	$8,052,901	8,170,111	-	8,154,116

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Stockholders' Deficit (During Development Stage)

					Additional	Stock		Total
	Preferred		Common		Paid-in	Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	deficit

Balance April 30, 2004	-	$-	2,636,216	$2,636	$1,980,025	$-	$(2,075,474)	$(92,813)
Net loss for the year ended April 30, 2005	-	-	-	-	-	-	(60,353)	(60,353)
Balance April 30, 2005	-	-	2,636,162	2,636	$1,980,025		(2,135,827)	(153,166)

Miami Renaissance Group's share
exchange for Registrant's shares	167,650	168	4,635,000	4,635	15,697	(20,500)	(913,656)	(913,656)
Net loss for the year ended April 30, 2006	-	-	-	-	-	-	(21,643)	(21,643)
Balance April 30, 2006	167,650	$168	7,271,216	$7,271	$1,995,722	$(20,500)	$(3,071,126)	$(1,088,465)

Common stock issued for cash	-	-	995,000	995	198,005	-	-	199,000
Common stock issued for services,
including $40,000 capitalized
as leasehold improvements	-	-	550,000	550	91,950	-	-	92,500
Net loss for period ended January 31, 2007	-	-	-	-	-	-	(403,862)	(403,862)
Balance, October 31, 2006	167,650	$168	8,816,216	$8,816	$2,285,677	$(20,500)	$(3,474,988)	$(1,200,827)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Cash Flows (During the Development Stage)

		For the Period	Period from
	Nine Months	From Inception	Inception
	Ended	(April 26, 2006) to	(April 26, 2006) to
	January 31, 2007	April 30, 2006	October 31, 2006

Net loss before minority interest	$(403,862)	$-	$(403,862)
Cash flows from operating activities:
Adjustments to reconcile net loss to cash used in operating activities:
Minority interest income 25% minority interest in net profit of affiliate	122	-	122
Common stock issued for consulting fees and services	52,500	-	52,500
Changes in:
Increase in accounts and accrued expenses payable	115,100	-	115,100
Increase in deferred rent expense	13,603	-	13,603
Increase in accrued interest	29,514	-	29,514
Net cash used in operating activities	(139,023)	-	(193,023)

Cash flows from investing activities:
Costs paid in acquiring pending liquor license	(89,823)	-	(89,823)
Net cash acquired in acquisition of Miami Renaissance Group, Inc.		2,451	2,451
Acquisition of leasehold improvements	(79,054)	-	(79,054)
Net cash (used in) provided by investing activities	(168,877)	2,451	(166,426)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, related party	80,823	-	80,823
Proceeds from issuance of convertible notes payable, officers	82,858		82,858
Common stock issued for cash	199,000	-	199,000
Return of capital contributions to limited partners of 75% owned affiliate	(125,000)	-	(125,000)
Decrease in restricted cash	126,914	-	126,914
Net cash provided by financing activities	364,595	-	364,595

Net increase in cash	2,695	2,451	5,146
Cash at the beginning of the period	2,451	-	-
Cash at end of period	$5,146	$2,451	$5,146

Supplementary disclosure of non-cash transactions:
Cash paid during the year for:		-	-	-
Interest expenses		-	-	-
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

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A DEVELOPMENT STAGE COMPANY)
Notes to the Consolidated Financial Statements Back to Table of Contents

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the nine month period ended January 31, 2007 and for the period from inception (April 26, 2006) to January 31, 2007, (b) the financial position at January 31, 2007, (c) the statements of cash flows for the nine month period ended January 31, 2007 and for the period from inception (April 26, 2006) to January 31, 2007, and (d) the changes in stockholders' deficit for the nine month period ended January 31, 2007 and for the period from inception (April 26, 2006) to January 31, 2007 have been made. The results of operations for the nine months ended January 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note 9, the Company incurred losses of $403,862 for the nine months ended January 31, 2007 and losses during the development stage of Miami Renaissance Group, Inc. ("MRG"), the acquirer/survivor entity in the merger described in Note 1, for the period from the inception of their development stage (February 25, 2004) to April 30, 2006, of $914,049.

At January 31, 2007, the current consolidated Company has limited cash reserves, with its current liabilities exceeding its cash by $1,507,419. In addition, the Company has substantial non-current liabilities, including convertible notes payables, of $215,567, as well as Total Stockholders’ Deficit at that date of $1,200,827.

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

As further discussed below in Note 1, management is in the process of getting the facility in which it will operate a nightclub ready for use and will need to seek additional financing in one form or another. The Company is hopeful it will continue to be able to find sufficient financing to complete construction of the nightclub, and begin its operations, and continue as a going concern in its present form. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

NOTE 1 - NATURE OF BUSINESS/ORGANIZATION

Business Description

East Coast Diversified Corporation (the "Company," also referred to as "East Coast") was organized on May 24, 1994, under the laws of the State of Florida under the name Plantastic Corp. and changed its name to Viva Golf, USA Corp. in April 1997. The Company acquired 100% of the issued and outstanding shares of common stock of Lifekeepers International, Inc. in exchange for 1,000,000 of its newly issued shares under an Agreement and Plan of Reorganization on October 22, 1998. In connection with this acquisition, the Company changed its name to Lifekeepers International, Inc.

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

MRG was incorporated in Florida in February 2004. MRG has been renting a facility in Miami, Florida to be renovated for the purpose of operating a combined restaurant, nightclub, and parking lot on the premises. MRG began the process of making renovations in 2004, soon after entering into a lease on the premises as described in Note 11. As of January 31, 2007, the renovations on the property were still in progress and the facility had not yet opened to the public. Management expects the completed facility to be open to the public some time in 2007.

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

Florida Liquor License:

On August 24, 2006, the Company acquired a Florida liquor license for a purchase price of $89,000. At January 31, 2007, the cost of the acquired Liquor License, and related legal fees of $4,323 incurred to acquire it, have been capitalized in the Company’s Balance Sheet as an indefinite life intangible asset.

Impairment of Long-Lived and Other Intangible Assets:

The Company reviews the carrying value of both its long-lived and other intangible assets annually, and whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. At January 31, 2007, the Company’s evaluation determined that no provision for impairment of either its other intangible assets (the "Liquor License") or its Leasehold Improvements was required at that date.

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

Loss per Share:

The Company complies with the requirements of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning per share" ("SFAS No. 128"). SFAS No. 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potentially common stock. Net loss per common share, basic and diluted, is determined by dividing the net loss by the weighted average number of common shares outstanding. As of January 31, 2007, the effect of issuing convertible preferred stock in connection with the Company’s acquisition of MRG on April 26, 2006 has had a negligible dilutive impact on the calculation of earnings per share.

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

During June and July of 2006, MRP returned the $125,000 of cash contributions received from the limited partners.

NOTE 4 – INCOME TAXES

The significant components of the Company's deferred tax assets are as follows:

	2007	2006
Net operating loss carryforward	$1,181,496	$726,136
Less valuation allowance	(1,181,496)	(726,136)
Net deferred tax assets	$0	$0

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

The Company incurred no federal or state income tax expense for the nine months ended January 31, 2007 and for the period from inception (April 26, 2006) to January 31, 2007, and utilized no tax carryforward losses.

As of January 31, 2007, the Company has available net operating loss carryforwards of $3,474,988 that expire through 2027. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization.

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

In the event that the Landlord-Holder Brickell did not convert the principal or adjusted principal of the debt to common stock of the Company the note was to be payable in 24 equal monthly installments commencing on June 15, 2006, together with any rent and real estate taxes due on the leased property. In the event of a failure to pay the note or an inability on the part of Brickell to exercise its conversion rights, the principal of the note was to become immediately due and payable together with interest thereon at the rate 6% per annum from the original date of the note. The parties to the convertible note have mutually agreed to extend the time of payment and adjust the date when Brickell may elect to exercise its conversion rights from June 15, 2006 to January 31, 2008. Accordingly, this debt has been presented as a current liability at January 31, 2007.

Brickell is a related party, as described in Note 7.

On October 31, 2006, in consideration for cash proceeds of a loan from James Goldstein, the Company issued a $80,823 convertible note payable to him that accrues interest at 12% per annum and is due October 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.002.

James Goldstein is a related party, as described in Note 7.

As of January 31, 2007 and April 30, 2006, the Company had recorded $5,869 and $0 of accrued interest on the convertible notes payable to related party, respectively. Interest expense on these notes was $5,869 for both the nine months ended January 31, 2007 and for the period from inception (April 26, 2006) to January 31, 2007, respectively.

NOTES 6 – CONVERTIBLE NOTES PAYABLE TO OFFICERS AND SHAREHOLDERS

Convertible notes payable to officers and shareholders are as follows:

Holder	Terms	January 31, 2007	April 30, 2006
Richard Margulies, President/CEO and Chairman of the Board of Directors	$54,104 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	$54,104	$-
Richard Margulies, President/CEO and Chairman of the Board of Directors	$4,140 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	4,140	-
Shareholder	$5,515 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to March 31, 2007.	5,515	5,515
Shareholder	$4,750 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001. The shareholder has agreed to extend the maturity date of the obligation to March 31, 2007.	4,750	4,750
Shareholder	$4,185 note which accrues interest at 10% per annum and was due February 3, 2006. The note is convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to March 31, 2007.	4,185	4,185
Richard Margulies, President/CEO and Chairman of the Board of Directors	$125 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	125	-
Richard Margulies, President/CEO and Chairman of the Board of Directors	$2,005 note which accrues interest at 6% per annum and is due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to December 31, 2007.	2,005	-
Richard Margulies, President/CEO and Chairman of the Board of Directors	$176 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	176	-
Frank Rovito, CFO, and a Director (Treasurer)	$29,980 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	29,980	29,980
Frank Rovito, CFO, and a Director (Treasurer)	$1,600 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	1,600	-
Frank Rovito, CFO, and a Director (Treasurer)	$2,100 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,100	-
Aaron Goldstein, a Director (Secretary)	$134,737 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	134,737	134,737
Aaron Goldstein, a Director (Secretary)	$10,000 note which accrues interest at 6% per annum and is due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to December 31, 2007.	10,000	10,000
Aaron Goldstein, a Director (Secretary)	$75,000 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	75,000	-
Aaron Goldstein, a Director (Secretary)	$10,000 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,000	-
Aaron Goldstein, a Director (Secretary)	$13,000 note which accrues interest at 6% per annum and is due January 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	13,000	-
Aaron Goldstein, a Director (Secretary)	$179,523 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	179,523	179,523
Aaron Goldstein, a Director (Secretary)	$5,097 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	5,097	-
Aaron Goldstein, a Director (Secretary)	$60,000 note which accrues interest at 6% per annum and is due October 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	60,000	-
		588,397	505,539
	Less: current portion	438,062	26,455
		$150,335	$479,084

As of January 31, 2007 future maturities of debt for the next two years are as follows:

Years ending October 31:

2008	$438,062
2009	150,335

As of January 31, 2007 and April 30, 2006, the Company had recorded $55,135 and $30,165 of accrued interest on the convertible notes payable to officers, respectively. Interest expense on these notes was $24,970 for both the nine months ended January 31, 2007 and for the period from inception (April 26, 2006) to January 31, 2007, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

James Goldstein, the father of Aaron Goldstein, who is an officer and director of the Company, is one of the principal owners of Brickell North Investments, Inc. ("Brickell"), the landlord for the Florida entertainment facility lease, and is the holder of the related convertible note payable for $327,774 discussed in Note 5. The note was issued to pay accrued rent for 2005 and 2004 of $207,570 and $8,500, respectively, and real estate taxes of $111,704 during the development stage of MRG (February 25, 2004) to December 31, 2004). $110,500 of rent due for the period from February 25, 2004 to December 31, 2004 was forgiven by Brickell in 2005.

For the period during the development stage of MRG (February 25, 2004) through January 31, 2007, MRG incurred $845,834 of rent and real estate taxes under the lease, of which basic rent incurred to Brickell totaled $571,665. The Company’s Consolidated Statements of Operations for both the nine months ended January 31, 2007 and for the period from inception (April 26, 2006) to January 31, 2007, respectively, include $175,401 of rent and $83,778 of real estate taxes incurred by MRG under the lease.

The sub-landlord for the office lease, Comp Tech Technologies, is a company principally owned by Frank Rovito, an officer and director of the Company. For the period from February 25, 2004 to January 31, 2007, MRG incurred $38,400 of rent expense under the sublease. The Company’s Consolidated Statements of Operations for both the nine months ended January 31, 2007 and for the period from inception (April 26, 2006) to January 31, 2007, respectively, include $10,800 of rent expense incurred by MRG under the sublease.

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

On December 18, 2006, the Company issued 350,000 shares of common stock to S. G. Martin Securities, LLC subject to Rule 144 restrictions, in consideration of professional services. The Company has expensed $52,500 in the statement of operations related to this stock issuance, based on the $.15 share price of the Company’s common stock on that date.

NOTE 9 – GOING CONCERN

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company had incurred cumulative losses of $3,474,988 from inception. The Company's existence in the current period has been dependent upon advances from related parties and other individuals, and upon the sale of convertible notes payable.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10- STOCK SUBSCRIPTION RECEIVABLE

MRG issued 18,860,000 and 1,640,000 shares of common stock respectively in 2005 and 2004 to various individuals and directors of MRG in exchange for stock subscription agreements. The amounts due on the stock subscription agreements were $20,500 at January 31, 2007. The amounts are non-interest bearing and due on demand. The stock subscription receivable amounts have been offset against stockholders' deficit.

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

(4) 5 Year Table of obligations under leases:

The minimum future obligations for rent under agreements outlined in (2) are as follows:

Years Ending January 31,	Amounts
2008	$220,748
2009	227,376
2010	234,200
2011	241,224
2012	248,460
Thereafter	608,224
$1,780,232

Rent expense incurred by MRG was $689,584 for the period from February 25, 2004 to January 31, 2007, including $175,401 of rent and $83,778 of real estate taxes incurred by MRG under the lease during the nine months ended January 31, 2007.