Form 10KSB
period 2007-04-30
EAST COAST DIVERSIFIED CORP
filed 2007-08-29
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
___________________________

ý                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

¨                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes &$168 No x

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ¨

On August 10, 2007, the aggregate market value of the 5,096,216 common stock held by non-affiliates of the Registrant was approximately $305,773. On August 10, 2007, the Registrant had 8,816,216 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filerx

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

We have not yet generated any revenues. To date, our business activities have been limited to planning the operations of the Entertainment Center including preparation of architectural plans for the renovation and design of the facility. We anticipate that we will begin to generate revenue from operating the Entertainment Center in 2008.

Renovation Status of the Entertainment Center Property

To date, we have submitted an application and received approval of the site plan and intended use of the property. The application required site plan and architectural renderings, parking and other technical data for the intended use. We have concluded part of the interior demolition necessary to complete structural and architectural drawings for the construction permit. We have engaged the architectural firm of Bellinson and Gomez, which is designing the final architectural drawings. Bellinson and Gomez has already designed several nightclubs in Miami-Dade County, including South Beach and downtown Miami. We anticipate that the final architectural drawings will be completed in 2007 and be submitted for a construction permit at that time. We anticipate that we will commence construction upon issuance of a building permit. From the time we have the building permits, we anticipate the construction to take approximately six months.

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

Employees

We currently have approximately 10 part-time employees including the Company's officers and consultants who are providing services related to the design and construction of the Entertainment Center, and persons who are involved the development of our marketing plan and pre-opening promotion. In addition, our management is providing services necessary to coordinate our design, construction and promotion activities. We do not plan to employ any full-time personnel until we are close to the date that the Entertainment Center is ready to open, which is expected to occur in 2008. We anticipate that we will employ approximately 80 full-time and part-time employees once we commence Entertainment Center operations.

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

Risk Factors Related to Our Business

We have only Recently Commenced Operations, which Operations have been limited to the Design and Development of Our Entertainment Center. As a Development-Stage Business We Face a High Degree of Risk Associated with New Businesses Generally and the Entertainment Service Industry Specifically

Our Entertainment Center has not commenced any operations and we have no way to adequately evaluate the prospects of us being able to operate our Entertainment Center business and successfully compete in our market. MRG, our wholly-owned operating subsidiary, was incorporated in February 2004 and subsequent to MRG's organizational activities, we have entered into a lease for our facilities, engaged the services of professionals to commence the design and development of our Entertainment Center. Preliminary construction has commenced. Although we anticipate beginning full construction during summer 2006 and believe that we will commence operations of our Entertainment Center in 2008, there could be unforeseen delays and costs that could materially adversely effect our Entertainment Center project. We have not commenced the operations of our Entertainment Center, therefore, we have not generated any revenues, have not hired necessary staff to commence operations, have not acquired all necessary licenses and permits for construction or operation of our Entertainment Center, nor have we established or commenced any marketing or promotion plans, all of which are prerequisites if we hope to be successful. Our activities have been limited to start-up activities. Potential investors should be aware of the risks associated with any new business generally and with risks associated with the entertainment business specifically. The likelihood of success must be considered in the light of difficulties, delays, unforeseen expenses and intense competitive conditions that exist in the entertainment service industry in our prospective target market.

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

Our Management Controls a Significant Percentage of Our Voting Shares which Gives Them Significant Influence  all Matters Requiring Shareholder Approval

Our officers and directors, whose interests may differ from our other shareholders, will have the ability to exercise significant control over our business and operations. In addition, in the aggregate, management owns voting common stock and preferred stock constituting approximately 80% of our issued and outstanding voting stock. As a result, our management will be able to exercise significant influence and control by virtue of their executive positions and their voting power over the operations of our business and all matters requiring approval of our shareholders, including the election of directors, approval of significant corporate decisions and transactions and any change in control of the Registrant. The interests of our officers and directors may not necessarily be in the best interests of the shareholders in general, and they could prevent transactions which could be in the best interests of other shareholders from occurring.

Risk Factors Related to the Market of Our Common Stock

There is no Assurance that an Active Trading Market will Develop or be Sustained for Our Common Stock

Before the Share Exchange Agreement between the Registrant and MRG, there was no established trading market for the shares of common stock of the Registrant. Our common stock became eligible for quotation on the NASD OTCBB in April 2007. Further, there can be no assurance regarding the market price of our shares. In addition, the liquidity of any trading market in our common stock, and the market price quoted for the shares of common stock, may be adversely affected by changes in the overall market for securities generally and by changes in our financial performance or prospects for companies in our industry generally. As a result, you cannot be sure that an active trading market will develop or be sustained for our shares.

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

Possible Issuance of Additional Securities

Our Articles of Incorporation authorize the issuance of 74,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001. At the date of filing this annual report, we have 8,816,216 shares of common stock issued and outstanding and 167,650 Series A Convertible Preferred Shares issued and outstanding. We may issue additional shares of common stock in connection with any financing activities or as compensation for services. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of our equity securities.

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

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 1475 West Cypress Road, Suite 202, Ft. Lauderdale, FL, 33309, which space is  provided to us on a rent-free basis. The Registrant believes that the office facilities are sufficient for the foreseeable future and that this arrangement will remain in effect.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended April 30, 2007, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is subject to quotation on the NASD OTCBB under the symbol ECDV. To the best knowledge of the Registrant, there has been no liquid trading market for approximately the past three years. The following table shows the high and low bid prices for the Registrant's common stock during the last three fiscal years as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	High	Low	High	Low	High	Low
First Quarter ended July 31,	$0.001	$0.001	$0.001	$0.001	$0.001	$0.0001
Second Quarter ended October 31,	$0.10	$0.001	$0.05	$0.001	$0.01	$0.0001
Third Quarter ended January 31,	$0.10	$0.001	$0.15	$0.001	$0.01	$0.00
Fourth Quarter ended April 30,	$0.50	$0.10	$0.35	$0.10	$0.01	$0.00

Approximate Number of Holders of Common Stock: On August 10, 2007, there were approximately 218 shareholders of record of our common stock.

Dividend Policy

Holders of our common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. There are no restrictions in our articles of incorporation or by-laws that restrict us from declaring dividends.

Recent Sales of Unregistered Securities

Date of Issuance	Name	No. of Shares	Consideration	Exemption
04/27/06	Richard Margulies	1,550,000	Pursuant to Share Exchange Agreement with MRG	Section 4(2)
04/27/06	Aaron Goldstein	1,550,000	Pursuant to Share Exchange Agreement with MRG	Section 4(2)
04/27/06	Frank Rovito	620,000	Pursuant to Share Exchange Agreement with MRG	Section 4(2)
04/27/06	Ilene Shaw	205,000	Pursuant to Share Exchange Agreement with MRG	Section 4(2)
04/27/06	Robert Margulies	300,000	Pursuant to Share Exchange Agreement with MRG	Section 4(2)
04/27/06	Richard Serroto	184,500	Pursuant to Share Exchange Agreement with MRG	Section 4(2)
04/27/06	Eric Brown	20,500	Pursuant to Share Exchange Agreement with MRG	Section 4(2)
04/27/06	Alan Fisher	184,500	Pursuant to Share Exchange Agreement with MRG	Section 4(2)
04/27/06	Larry Weinstein	20,500	Pursuant to Share Exchange Agreement with MRG	Section 4(2)
05/25/06	Elvira Lopez	5,000	Private Placement valued at $1,000	Section 4(2)
05/25/06	Brendaliz Gutierrez	5,000	Private Placement valued at $1,000	Section 4(2)
07/18/06	Margarita Quinones	10,000	Private Placement valued at $2,000	Section 4(2)
05/25/06	Christian Tupper	25,000	Private Placement valued at $5,000	Section 4(2)
05/25/06	Enrique W. Neufeld	50,000	Private Placement valued at $10,000	Section 4(2)
05/25/06	William Florence	25,000	Private Placement valued at $5,000	Section 4(2)
05/25/06	Michelle Goldstein	50,000	Private Placement valued at $10,000	Section 4(2)
06/23/06	Ronald B. Weber	100,000	Private Placement valued at $20,000	Section 4(2)
07/18/06	Carl Platt	125,000	Private Placement valued at $25,000	Section 4(2)
07/18/06	Walter and Debra Friedopfer	125,000	Private Placement valued at $25,000	Section 4(2)
05/25/06	Beilinson Gomez, LLC	200,000	Services Valued at $40,000	Section 4(2)
12/18/2006	S.G. Martin Securities, LLC	350,000	Services Valued at $52,500	Section 4(2)

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

The Company has not generated any revenues from its operations. Its is expected that the Company will start to generate revenues in 2008.

General and administrative expenses

During the year ended April 30, 2007, the Company had operating expenses of $467,213 compared to $19,315 in 2006. The significant increase in our operating expenses is mainly attributable to us become an operating company at the end of fiscal 2006. Our operating expenses consist of professional fees, general and administrative expenses.

Operating Loss

Our operating loss was $507,746 in 2007 compared to $21,646 in 2006. This significant increase in our operating loss is mainly due to to us become an operating company at the end of fiscal 2006.

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

At April 30, 2007, we had total assets on April 2007 of $525,907 and $442,769 on April 30, 2006. We had current liabilities on April 30, 2007 and 2006 of $1,423,273 and $547,747, respectively. We had negative working capital of $1,421,203 on April 30, 2007, compared to $545,296 on April 30, 2006.

Net cash used in operations was $211,006 during year ended April 30, 2007, compared to $12,005 for the same period of the prior year when the Company was a non-operating company. The cash used was primarily due to our net loss of $507,764, offset by non-cash compensation of $52,500, an increase in accounts and accrued expenses payable of $185,451 and an increase in accrued interest of $40,705.

Net cash used in investing activities was $170,433 during the year ended April 30, 2007, compared to cash provided of $2,451 for the same period of the prior year when the Company was a non-operating company. The cash used was for the acquisition of a liquor license and leashold improvements.

We had net cash provided from financing activities of $381,058 compared to net cash provided from financing activities of $12,005 during prior year. During the year ended April 30, 2007, we received proceeds of $80,823 through the issuance of convertible notes to related parties and $99,321 through the issuance of convertible notes to officers of the Company. We issued restricted share in exchange for  $199,000 in cash during the year ended June 30, 2007.

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

Off-Balance Sheet Arrangements

As of April 30, 2007 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

The Company leases its entertainment facility from Bricked North Investments, Inc. in which the father of Aaron Goldstein, who is an officer and director of the Company, has a controlling interest. See also footnote 5 in the financial statements.

Critical Accounting Policies

Principles of consolidation:
These financial statements will include the accounts of East Coast Diversified Corporation, MRG, and MRP and include a 25% minority interest representing the remainder limited partner interest. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Florida Liquor License:
On August 24, 2006, the Company acquired a Florida liquor license for a purchase price of $89,000. At April 30, 2007, the cost of the acquired Liquor License, and related legal fees of $4,464 incurred to acquire it, have been capitalized in the Company’s Balance Sheet as an indefinite life intangible asset.

Impairment of long-lived assets:
The Company reviews the carrying value of both its long-lived and other intangible assets annually, and whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. At April 30, 2007, the Company’s evaluation determined that no provision for impairment of either its other intangible assets (the "Liquor License") or its Leasehold Improvements was required at that date.

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

Loss per Share:
The Company complies with the requirements of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning per share" ("SFAS No. 128"). SFAS No. 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potentially common stock. Net loss per common share, basic and diluted, is determined by dividing the net loss by the weighted average number of common shares outstanding. As of April 30, 2007 and 2006, the effect of issuing convertible preferred stock in connection with the Company’s acquisition of MRG on April 26, 2006 has had a negligible dilutive impact on the calculations of earnings per share.

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

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company's overall results of operations or financial position.

In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140," that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 156 will have an impact on the Company's overall results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006, although early adoption is possible. The Company does not plan to adopt early and the Company is currently in the process of evaluating the impact, if any, the adoption of the Interpretation will have on the 2007 financial statements.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The adoption of SFAS No. 157 will not have an impact on the Company's overall results of operations or financial position.

In September 2006, the Financial Accounting Standards Board ("FASB") the issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset as of December 31, 2006. The new standard does not address the accounting treatment for pension and postretirement benefits in the income statement. This will have no impact on the Company’s results of operations or financial position.

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115". SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument - not portions of the instrument. SFAS No.159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 159 will have an impact on the Company's overall results of operations or financial position.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended April 30, 2007 and April 30, 2006 are attached to this annual report. Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of April 30, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

Name	Age	Title	Date Became Executive Officer
Richard Margulies	56	Chief Executive Officer, President and Director	04/2005
Frank Rovito	45	Chief Financial Officer and Director	04/2005
Aaron Miller Goldstein	26	Vice-President and Director	04/2005

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

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the chief executive officer of the Company for the periods set forth below.

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Richard Margulies, CEO and President	2007	---	---	---	---	---	---
	2006	---	---	---	---	---	---
2005
Frank Rovito, CFO	2007	---	---	---	---	---	---
	2006	---	---	---	---	---	---
2005
Aaron Miller Goldstein, Vice-President	2007	---	---	---	---	---	---
2006
	2005	---	---	---	---	---	---

The Company has no employment agreement with any of its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of August 10, 2007, the Registrant had 8,816,216 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Richard Margulies, CEO, President and Director 906 Oak Tree Road, Suite F South Plainfield, NJ 07080	1,550,000 shares	17.58%
Common Stock	Frank Rovito, CFO and Director 906 Oak Tree Road, Suite F South Plainfield, NJ 07080	620,000 shares	7.03%
Common Stock	Aaron Goldstein, Vice-President and Director 1475 West Cypress Road, Suite 202 Ft. Lauderdale, FL 33309	1,550,000 shares	17.58%
Common Stock	All officers and directors as a group (3 people)	3,720,000 shares	42.19%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Back to Table of Contents

During the fiscal year ended April 30, 2006, the Registrant acquired Miami Renaissance Group, Inc. ("MRG"), a privately-owned Florida corporation, of which the Registrant's officers and directors were also the majority shareholders.

The Company entered into a lease agreement with Brickell North Investments, Inc. ("Brickell"), an entity controlled bt James Goldstein, the father of Aaron Goldstein, the Company's Vice President and a Director. The Company issued a $327,774 convertible note evidencing accrued lease payments. The convertible note was issued for rent payments due for the years 2005 and 2004 and real estate taxes. See Note 5 in the Notes to the Financial Statements.

On October 31, 2006, in consideration for a loan by James Goldstein, the Company issued a $80,823 convertible note. See Note 5 in the Notes to the Financial Statements.

The Company leases office space in New Jersey from, Comp Tech Technologies, a company controlled by Frank Rovito, the Company's CFO and a Director. As of April 30, 2007, the Company incurred $42,000 of rent expense under the sublease. The Company issued a convertible note evidencing these accrued liabilities. See Note 5 in the Notes to the Financial Statements.

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

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report: none

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Kahn Boyd Levychin, Certified Public Accountants as independent public accountant for the fiscal year ending April 30, 2007 and 2006.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Kahn Boyd Levychin, Certified Public Accountants, for the audit of the Registrant's annual financial statements for the years ended April 30, 2007 and April 30, 2006, and fees billed for other services rendered by Kahn Boyd Levychin during those periods.

Year Ended
	April 30, 2007		April 30, 2006
Audit fees (1)	$35,500	$	N/A
Audit-related fees (2)	N/A		N/A
Tax fees (3)	N/A		N/A
All other fees	N/A		N/A
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

/s/ Richard Margulies	/s/ Frank Rovito
(Principal Executive Officer)	(Principal Financial Officer)
Dated: August 14, 2007	Dated: August 14, 2007

Financial Statements Back to Table of Contents

Registered Independent Auditors' Report Back to Table of Contents

To the Board of Directors and Stockholders
East Coast Diversified Corporation and Consolidated Affiliate
Edison, New Jersey

We have audited the accompanying balance sheet of East Coast Diversified Corporation and it’s subsidiaries (a development stage company), hereon referred to as "the Company," as of April 30, 2007 and 2006, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended April 30, 2007 and 2006, and for the period from inception (April 26, 2006) to April 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of East Coast Diversified Corporation and it’s subsidiaries as of April 30, 2007 and 2006, and the results of its operations and its cash flows for the years ended April 30, 2007 and 2006, and for the period from inception (April 26, 2006) to April 30, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations, and is dependent upon shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBL, LLP
Certified Public Accountants and Advisors
August 10, 2007

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Balance Sheets
April 30, 2007 and 2006

	2007	2006
ASSETS
Current assets:
Cash and equivalents	$2,070	$2,451
Total current assets	2,070	2,451

Leasehold improvements, (net of accumulated amortization of $0)	430,373	309,904

Other assets:
Restricted cash	-	126,914
Cost of liquor license	93,464	3,500
Total other assets	93,464	130,414

Total assets	$525,907	$442,769

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts and accrued expenses payable	$676,578	$491,127
Current portion, convertible notes payable, officers	595,002	26,455
Current portion, convertible note payable, related party	80,823	-
Accrued interest	70,870	30,165
Total current liabilities	1,423,273	547,747

Non-current liabilities:
Convertible note payable, related party	327,774	327,774
Convertible notes payable, officers	9,858	479,084
Deferred rent expense	69,591	51,629
Total non-current liabilities	407,223	858,487

Total liabilities	1,830,496	153,166

Minority interest in Miami Renaissance Partners, Ltd., a partnership subsidiary	122	125,000

Stockholders' deficit:
Preferred stock, par value 0.001 par value, 1,000,000 authorized
167,650 and 0 issued and outstanding, respectively	168	168
Common stock, $0.001 par value, 74,000,000 shares authorized;
8,816,216 and 7,271,216 shares issued and outstanding, respectively	8,816	7,271
Additional paid-in capital	2,285,677	1,995,722
Accumulated deficit	(3,578,872)	(3,071,126)
Less: stock subscription receivable	(20,500)	(20,500)
Total stockholders' deficit	(1,304,711)	(1,088,465)
Total liabilities and stockholders' deficit	$525,907	$442,769

See registered independent auditor's report.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statements of Operations
For the Years Ended April 30, 2007 and 2006
and for the Period from inception (April 26, 2006) to April 30, 2007

			Period form
			inception
	Year ended	Year ended	(April 26, 2006)
	April 30, 2007	April 30, 2006	to April 30, 2007

Revenues	$-	$-	$-
Operating expenses:
Consulting fees and services satisfied by
issuance of common stock	52,500	-	52,500
Selling, general and administrative	414,713	19,315	434,028
Total operating expenses	467,213	19,315	486,528
Net loss from operations during development stage	(467,213)	(19,315)	(486,528)

Other income (expenses):
Interest income	544	-	544
Interest expense	(40,955)	(2,328)	(43,283)
Total other expenses	(40,411)	(2,328)	(42,739)

Net loss before minority interest	(507,624)	(21,643)	(529,267)
Add: 25% minority interest in net profit of
consolidated affiliate	(122)	-	(122)
Net loss after minority interest	$(507,746)	$(21,643)	$(529,389)

Basic and diluted net loss per weighted-average shares
of common stock outstanding	$(0.061)	$(0.003)	$(0.064)

Weighted average number of shares of common stock outstanding	8,327,654	7,271,216	8,313,378

See registered independent auditor's report.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Stockholders' Deficit (During Development Stage)
For the Years Ended April 30, 2007, 2006 and 2005
and for the Period from inception (April 26, 2006) to April 30, 2007

					Additional	Stock		Total
	Preferred		Common		Paid-in	Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	deficit

Balance April 30, 2004	-	$-	2,636,216	$2,636	$1,980,025	$-	$(2,075,474)	$(92,813)
Net loss for the year ended April 30, 2005	-	-	-	-	-	-	(60,353)	(60,353)
Balance April 30, 2005	-	-	2,636,162	2,636	$1,980,025		(2,135,827)	(153,166)

Miami Renaissance Group's share
exchange for Registrant's shares	167,650	168	4,635,000	4,635	15,697	(20,500)	(913,656)	(913,656)
Net loss for the year ended April 30, 2006	-	-	-	-	-	-	(21,643)	(21,643)
Balance April 30, 2006	167,650	$168	7,271,216	$7,271	$1,995,722	$(20,500)	$(3,071,126)	$(1,088,465)

Common stock issued for cash	-	-	995,000	995	198,005	-	-	199,000
Common stock issued for services,
including $40,000 capitalized
as leasehold improvements	-	-	550,000	550	91,950	-	-	92,500
Net loss for the year ended April 30, 2007	-	-	-	-	-	-	(507,746)	(507,746)
Balance, April 30, 2007	167,650	$168	8,816,216	$8,816	$2,285,677	$(20,500)	$(3,578,872)	$(1,304,711)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Cash Flows
For the Years Ended April 30, 2007 and 2006
and for the Period from inception (April 26, 2006) to April 30, 2007

			Period form
			inception
	Year ended	Year ended	(April 26, 2006)
	April 30, 2007	April 30, 2006	to April 30, 2007

Net loss
	$(507,746)	$(21,643)	$(529,389)
Cash flows from operating activities:

  Adjustments to reconcile net loss to cash used in operating activities:

25% minority interest in net profit of consolidated affiliate	122	-	122
Common stock issued for consulting fees and services	52,500	-	52,500
Changes in operating assets and liabilities:
  Increase in accounts and accrued expenses payable
	185,451	7,527	192,978
Increase in deferred rent expense	17,962	-	17,962
  Increase in accrued interest
	40,705	2,111	42,816
     Net cash used in operating activities
	(211,006)	(12,005)	(223,011)

Cash flow from investing activities:
Net cash acquired in acquisition of
Miami Renaissance Group, Inc., wholly-owned subsidiary	-	2,451	2,451
Cost paid in acquiring pending liquor license	(89,964)	-	(89,964)
Acquisition of leasehold improvements	(80,469)	-	(80,469)
Net cash (used in) provided by investing activities	(170,433)	2,451	(167,982)

Cash flows from financing activities:

Proceeds from issuance of convertible notes payable, related party	80,823	-	80,823
Proceeds from issuance of convertible notes payable, officers	99,321	12,005	111,326
Common stock issued for cash	199,000	-	199,000
Return of capital contributions to limited partners of 75% owned affiliates	(125,000)	-	(125,000)
  Decrease in restricted cash
	126,914	12,005	126,914
     Net cash provided by financing activities
	381,058	12,005	393,063

Net (decrease) increase in cash	(381)	2,451	2,070

Cash at beginning of year
	2,451	-	-
Cash at the end of the year
	$2,070	$2,451	2,070

Supplementary disclosure of non-cash transactions:
Cash paid during the year for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash operating, investing and financing activities:

Net assets (liabilities) acquired as part of acquisition of Miami Renaissance Group, Inc. and its partnership subsidiary, Miami Renaissance Partners, Ltd.

Assets acquired:
Cash	$-	$2,451	$2,451
Restricted cash	-	126,914	126,914
Subscription receivable from Miami Renaissance Group Inc's shareholders on their stock	-	20,500	20,500
Leasehold improvements	-	309,904	309,904
Legal fees paid for pending liquor license	-	3,500	3,500
	-	463,269	463,269
Liabilities acquired:
Accounts and accrued expenses payable	-	354,556	354,556
Convertible notes payable
Officers	-	479,084	479,084
Related parties	-	327,774	327,774
Accrued interest expense payable	-	18,382	18,382
Deferred rent expense	-	51,629	51,629
Minority interest	-	125,000	125,000
	-	1,356,425	1,356,425
	$-	$(893,156)	$(893,156)

Change in Company's Stockholders' Equity:
Preferred stock issued at par value	$-	$168	168
Common stock issued at par value	-	4,635	4,635
Increase in additional paid-in capital resulting from
difference in value of shares at par exchanged by Company	-	15,697	15,697
Accumulated deficit of Miami Renaissance Group at April 25, 2006	-	(913,656)	(913,656)
	$-	$(893,156)	$(893,156)

Restricted common stock issued in exchange for architectural services capitalized as leasehold improvements:
Cost added to leasehold improvements as an asset	$40,000	$-	$40,000

Credited to stockholders' deficit:
Common stock	200	-	200
Additional paid-in capital	39,800	-	39,800
	$40,000	$-	$40,000

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

MRG was incorporated in Florida in February 2004. MRG has been renting a facility in Miami, Florida to be renovated for the purpose of operating a combined restaurant, nightclub, and parking lot on the premises. MRG began the process of making renovations in 2004, soon after entering into a lease on the premises as described in Note 11. As of April 30, 2007, the renovations on the property were still in progress and the facility had not yet opened to the public. Management expects the completed facility to be open to the public in early 2008.

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

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation:

These financial statements will include the accounts of East Coast Diversified Corporation, MRG, and MRP and include a 25% minority interest representing the remainder limited partner interest. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Florida Liquor License:

On August 24, 2006, the Company acquired a Florida liquor license for a purchase price of $89,000. At April 30, 2007, the cost of the acquired Liquor License, and related legal fees of $4,464 incurred to acquire it, have been capitalized in the Company’s Balance Sheet as an indefinite life intangible asset.

Impairment of long-lived assets:

The Company reviews the carrying value of both its long-lived and other intangible assets annually, and whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. At April 30, 2007, the Company’s evaluation determined that no provision for impairment of either its other intangible assets (the "Liquor License") or its Leasehold Improvements was required at that date.

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

Loss per Share:

The Company complies with the requirements of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning per share" ("SFAS No. 128"). SFAS No. 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potentially common stock. Net loss per common share, basic and diluted, is determined by dividing the net loss by the weighted average number of common shares outstanding. As of April 30, 2007 and 2006, the effect of issuing convertible preferred stock in connection with the Company’s acquisition of MRG on April 26, 2006 has had a negligible dilutive impact on the calculations of earnings per share.

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

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company's overall results of operations or financial position.

In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140," that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 156 will have an impact on the Company's overall results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006, although early adoption is possible. The Company does not plan to adopt early and the Company is currently in the process of evaluating the impact, if any, the adoption of the Interpretation will have on the 2007 financial statements.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The adoption of SFAS No. 157 will not have an impact on the Company's overall results of operations or financial position.

In September 2006, the Financial Accounting Standards Board ("FASB") the issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset as of December 31, 2006. The new standard does not address the accounting treatment for pension and postretirement benefits in the income statement. This will have no impact on the Company’s results of operations or financial position.

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115". SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument - not portions of the instrument. SFAS No.159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 159 will have an impact on the Company's overall results of operations or financial position.

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

During June and July of 2006, MRP returned the $125,000 of cash contributions received from the limited partners.

Note 4 – Income Taxes

The significant components of the Company's deferred tax assets are as follows:

	2007	2006
Net operating loss carryforward	$1,216,816	$1,044,183
Less valuation allowance	(1,216,816)	(1,044,183)
Net deferred tax assets	$0	$0

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

The Company incurred no federal or state income tax expense for the years ended April 30, 2007 and 2006, and for period from inception (April 26, 2006) to April 30, 2007, and utilized no tax carryforward losses.

As of April 30, 2007 the Company has available net operating loss carryforwards of $3,578,872 that expire through 2027. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization.

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

In the event that the Landlord-Holder Brickell did not convert the principal or adjusted principal of the debt to common stock of the Company the note was to be payable in 24 equal monthly installments commencing on June 15, 2006, together with any rent and real estate taxes due on the leased property. In the event of a failure to pay the note or an inability on the part of Brickell to exercise its conversion rights, the principal of the note was to become immediately due and payable together with interest thereon at the rate 6% per annum from the original date of the note. The parties to the convertible note have mutually agreed to extend the time of payment and adjust the date when Brickell may elect to exercise its conversion rights from June 15, 2006 to January 31, 2008. Accordingly, this debt has been presented as a current liability at April 30, 2007.
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

As of April 30, 2007 and April 30, 2006, the Company had recorded $6,909 and $0 of accrued interest on the convertible notes payable to related party, respectively. Interest expense on these notes was $6,909 for both the year ended April 30, 2007 and for the period from inception (April 26, 2006) to April 30, 2007, respectively.

Note 6 – Convertible Notes Payable to Officers

Convertible notes payable to officers are as follows:

Holder	Terms	April 30, 2007 Balance	April 30, 2006 Balance
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$54,104 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	$54,104	$54,104

Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$4,140 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	4,140	4,140

Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$1,463 note which accrues interest at 6% per annum and is due April 30, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	1,463	--

Ivo Heiden, Shareholder	$5,515 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2007.	5,515	5,515

Ivo Heiden, Shareholder	$4,750 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2007.	4,750	4,750

Ivo Heiden, Shareholder	$4,185 note which accrues interest at 10% per annum and was due February 3, 2006. The note is convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2007.	4,185	4,185

Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$125 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	125	-

Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$2,005 note which accrues interest at 6% per annum and was due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to December 31, 2007.	2,005	2,005

Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$176 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	$176	$-

Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$360 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	360	-

Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$29,980 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	29,980	29,980

Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$1,600 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	1,600	1,600

Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$2,100 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,100	-

Aaron Goldstein, a Director (Secretary) and shareholder	$134,737 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	134,737	134,737

Aaron Goldstein, a Director (Secretary) and shareholder	$10,000 note which accrues interest at 6% per annum and was due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to December 31, 2007.	10,000	10,000

Aaron Goldstein, a Director (Secretary) and shareholder	$75,000 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	75,000	75,000

Aaron Goldstein, a Director (Secretary) and shareholder	$2,000 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,000	-

Aaron Goldstein, a Director (Secretary) and shareholder	$13,000 note which accrues interest at 6% per annum and is due January 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	13,000	-

Aaron Goldstein, a Director (Secretary) and shareholder	$179,523 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	179,523	179,523

Aaron Goldstein, a Director (Secretary) and shareholder	$5,097 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	5,097	-

Aaron Goldstein, a Director (Secretary) and shareholder	$15,000 note which accrues interest at 6% per annum and is due April 30, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	15,000	-
		604,860	505,539
	Less: current portion	595,002	26,455
		$9,858	$479,084

As of April 30, 2007 future maturities of debt for the next two years are as follows:

Years ending April 30:
2008	595,002
2009	9,858

As of April 30 2007 and 2006, the Company had recorded $63,961 and $30,165 of accrued interest on the convertible notes payable to officers, respectively. Interest expense on these notes was $34,046 and $2,328 for the years ended April 30, 2007 and 2006, and $36,374 for the period from inception (April 26, 2006) to April 30, 2007, respectively.

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

For the period during the development stage of MRG (February 25, 2004) through April 30, 2007, MRG incurred $1,046,541 of rent and real estate taxes under the lease, of which basic rent incurred to Brickell totaled $688,594. The Company’s Consolidated Statements of Operations for the years ended April 30, 2007 and 2006, and for the period from inception (April 26, 2006) to April 30, 2007, respectively, include $233,863 and $233,863, and $688,594 of rent, and $111,704 and $111,704, and $566,435 of real estate taxes incurred by MRG under the lease.

The sub-landlord for the office lease, Comp Tech Technologies, is a company principally owned by Frank Rovito, an officer and director of the Company. For the period from February 25, 2004 to April 30, 2007, MRG incurred $42,000 of rent expense under the sublease. The Company’s Consolidated Statements of Operations for the years ended April 30, 2007 and 2006, and for the period from inception (April 26, 2006) to April 30, 2007, respectively, include $14,400 and $14,400, and $28,800 of rent expense incurred by MRG under the sublease.

On March 1, 2005, MRG issued 1,025,000 shares of its common stock to Robert Margulies, the brother of the officer and director Richard Margulies.

Note 8 – Equity Transactions

During the six months ended October 31, 2006, the Company issued 895,000 shares of common stock pursuant to a private offering to accredited investors that was to expire June 30, 2006 at $.20 per share (with gross proceeds of $179,000), in accordance with Regulation D of the Securities Act of 1933, as amended, and Rule 501 promulgated hereunder. The Company's officers and directors directed the sale and received no commissions or other remuneration. In addition, the Company received $20,000 for 100,000 shares of common stock to be issued in the future under this offering. The 100,000 shares were issued on November 27, 2006.

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

As shown in the accompanying consolidated financial statements, the Company had incurred cumulative losses of $3,578,872 from inception. The Company's existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of convertible notes payable.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 10 - Stock Subscription Receivable

MRG issued 18,860,000 and 1,640,000 shares of common stock respectively in 2005 and 2004 to various individuals, and directors of MRG in exchange for stock subscription agreements. The amounts due on the stock subscription agreements were $20,500 at April 30, 2007. The amounts are non-interest bearing and due on demand. The stock subscription receivable amounts have been offset against stockholders' deficit.

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

[4] 5 Year Table of obligations under leases:

The minimum future obligations for rent under agreements outlined in [2] are as follows:

Years Ending April 30,	Amounts
2008	222,371
2009	229,050
2010	235,922
2011	242,997
2012	250,287
Thereafter	545,500
$1,726,127