Form 10QSB
period 2007-07-31
EAST COAST DIVERSIFIED CORP
filed 2007-09-19
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

On September 14, 2007, the Registrant had 8,816,216 shares of common stock, par value $0.001 outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.	3
ITEM 3.	CONTROLS AND PROCEDURES.	3

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	4
ITEM 2.	CHANGES IN SECURITIES.	4
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	4
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	4
ITEM 5.	OTHER INFORMATION.	4
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.	4

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three-month periods ended January 31, 2007 and 2006 are attached to this quarterly report.

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

General and administrative expenses

During the three-month period ended July 31, 2007 and 2006, the Company had operating expenses of $95,343 and $109,200, respectively. Our operating expenses consist mainly of professional fees, general and administrative expenses.

Operating Loss

Our operating loss during the three-month period ended July 31, 2007 and 2006 was $107,168 and $116,415, respectively.

Liquidity and Capital Resources

While we are dependent upon interim funding provided by management and/or affiliated parties to pay professional fees and expenses, we have no written finance agreement with management and/or affiliated parties to provide any continued funding. However, we may need to raise additional funds through a the issuance of debt or equity securities if additional funds are required to execute our business plan. During the three-month period ended July 31, 2007, we received proceeds of $8,502 through the issuance of convertible notes to management.

At July 31, 2007, we had $2,040 in current assets and had $1,527,796 in current liabilities. On July 31, 2007, our negative working capital was $1,525,756. We had $525,877 in total assets and $1,937,634 in total liabilities at July 31, 2007.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of July 31, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Reports on Form 8-K during the quarter covered by this report: The Registrant did not file a Form 8-K during the quarter ended July 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Margulies
Richard Margulies
   Chief Executive Officer
  Dated: September 19, 2007

/s/ Frank Rovito
Frank Rovito
   Chief Financial Officer
   Dated: September 19, 2007

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Balance Sheets
July 31, 2007 and April 30, 2007

	July 31, 2007	April 30, 2007
ASSETS
Current assets:
Cash and equivalents	$2,040	$2,070
Total current assets	2,040	2,070

Leasehold improvements, (net of accumulated amortization of $0)	430,373	430,373

Other assets:
Restricted cash	-	-
Cost of liquor license	93,464	93,464
Total other assets	93,464	93,464

Total assets	$525,877	$525,907

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts and accrued expenses and compensation payable	$760,176	$676,578
Current portion, convertible notes payable, officers	604,166	595,002
Current portion, convertible note payable, related party	80,823	80,823
Accrued interest	82,631	70,870
Total current liabilities	1,527,796	1,423,273

Non-current liabilities:
Convertible note payable, related party	327,774	327,774
Convertible notes payable, officers	9,196	9,858
Deferred rent expense	72,868	69,591
Total non-current liabilities	409,838	407,223

Total liabilities	1,937,634	1,830,496

Minority interest in Miami Renaissance Partners, Ltd., a partnership subsidiary	122	122

Stockholders' deficit:
Preferred stock, par value 0.001 par value, 1,000,000 authorized
167,650 and 0 issued and outstanding, respectively	168	168
Common stock, $0.001 par value, 74,000,000 shares authorized;
8,816,216 and 7,271,216 shares issued and outstanding, respectively	8,816	8,816
Additional paid-in capital	2,285,677	2,285,677
Accumulated deficit	(3,686,040)	(3,578,872)
Less: stock subscription receivable	(20,500)	(20,500)
Total stockholders' deficit	(1,411,879)	(1,304,711)
Total liabilities and stockholders' deficit	$525,877	$525,907

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Statements of Operations (During the Development Stage)

			For the Period	Period from
	Three Months	Three Months	From Inception	Inception
	ended	ended	(April 26, 2006) to	(April 26, 2006) to
	July 31, 2007	July 31, 2006	April 30, 2007	July 31, 2007

Revenues	$-	$-	$-	$-
Operating expenses:
Consulting fees and services
satisfied by issuance of common stock	-	-	52,500	52,500
Selling, general and administrative	95,343	109,200	434,028	529,371
Total operating expenses	95,343	109,200	486,528	581,871
Net loss from operations during development stage	(95,343)	(109,200)	(486,528)	(581,871)

Other income (expenses):
Interest income	-	540	544	544
Interest expense	(11,825)	(7,883)	(43,283)	(55,108)
Total other expenses	(11,825)	(7,343)	(42,739)	(54,564)

Net loss before minority interest	(107,168)	(116,543)	(529,267)	(636,435)
Add (less): 25% minority interest
in net profit (loss) of affiliate	-	128	(122)	(122)
Net loss after minority interest	$(107,168)	$(116,415)	$(529,389)	$(636,557)

Basic and diluted net loss
per weighted-average shares
of common stock outstanding	$(0.012)	$(0.015)	$(0.064)	$(0.076)

Weighted average number of shares
of common stock outstanding	$8,313,378	7,639,042	8,313,378	8,313,378

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Stockholders' Deficit (During Development Stage)
For the Period from inception (April 26, 2006) to July 31, 2007

					Additional	Stock		Total
	Preferred		Common		Paid-in	Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	deficit

Balance April 30, 2004	-	$-	2,636,216	$2,636	$1,980,025	$-	$(2,075,474)	$(92,813)
Net loss for the year ended April 30, 2005	-	-	-	-	-	-	(60,353)	(60,353)
Balance April 30, 2005	-	-	2,636,162	2,636	$1,980,025		(2,135,827)	(153,166)

Miami Renaissance Group's share
exchange for Registrant's shares	167,650	168	4,635,000	4,635	15,697	(20,500)	(913,656)	(913,656)
Net loss for the year ended April 30, 2006	-	-	-	-	-	-	(21,643)	(21,643)
Balance April 30, 2006	167,650	$168	7,271,216	$7,271	$1,995,722	$(20,500)	$(3,071,126)	$(1,088,465)

Common stock issued for cash	-	-	995,000	995	198,005	-	-	199,000
Common stock issued for services,
including $40,000 capitalized
as leasehold improvements	-	-	550,000	550	91,950	-	-	92,500
Net loss for the year ended April 30, 2007	-	-	-	-	-	-	(507,746)	(507,746)
Balance April 30, 2007	167,650	$168	8,816,216	$8,816	$2,285,677	$(20,500)	$(3,578,872)	$(1,304,711)

Net loss for the three months
ended July 31, 2007	-	-	-	-	-	-	(107,168)	(107,168)
Balance, April 30, 2007	167,650	$168	8,816,216	$8,816	$2,285,677	$(20,500)	$(3,686,040	$(1,411,879)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Cash Flows (During the Development Stage)
For the three months ended July 31, 2007 and for the Period from inception (April 26, 2006) to July 31, 2007

		For the Period	Period from
	Three Months	From Inception	Inception
	Ended	(April 26, 2006) to	(April 26, 2006) to
	July 31, 2007	April 30, 2007	July 31, 2007
Net loss before minority interest	$(107,168)	$(529,389)	$(636,557)
Cash flows from operating activities:
Adjustments to reconcile net loss to cash used in operating activities:
Minority interest income 25% minority interest in net profit of affiliate	-	122	122
Common stock issued for consulting fees and services	-	52,500	52,500
Changes in operating assets and liabilities:
Increase in accounts and accrued expenses payable	83,598	192,978	276,576
Increase in deferred rent expense	3,277	17,962	21,239
Increase in accrued interest	11,761	42,816	54,577
Net cash used in operating activities	(8,532)	(223,011)	(231,543)

Cash flows from investing activities:
Net cash acquired in acquisition of Miami Renaissance Group, Inc.	-	2,451	2,451
Costs paid in acquiring pending liquor license	-	(89,964)	(89,964)
Acquisition of leasehold improvements	-	(80,469)	(80,469)
Net cash (used in) provided by investing activities	-	(167,982)	(167,982)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, related party	-	80,823	80,823
Proceeds from issuance of convertible notes payable, officers	8,502	111,326	119,828
Common stock issued for cash	-	199,000	199,000
Return of capital contributions to limited partners of 75% owned affiliate	-	(125,000)	(125,000)
Decrease in restricted cash	-	126,914	126,914
Net cash provided by financing activities	8,502	393,063	401,565

Net (decrease) increase in cash	(30)	2,070	2,040
Cash at the beginning of the period	2,070	-	-
Cash at end of period	$2,040	$2,070	$2,040

Supplementary disclosure of non-cash transactions:
Cash paid during the year for:		-	-	-
Interest expenses		-	-	-
Income taxes
Non-cash operating, investing and financing activities:
Net assets (liabilities) acquired as part of acquisition of Miami Renaissance Group, Inc.
and its partnership subsidiary, Miami Renaissance Partners, Ltd.
Assets acquired:
Cash		$-	$2,451	$2,451
Restricted cash		-	126,914	126,914
Subscription receivable from Miami Renaissance Group, Inc. shareholder on their stock		-	20,500	20,500
Leasehold improvements		-	309,904	309,904
Legal fees paid for pending liquor license		-	3,500	3,500
		-	463,269	463,269
Liabilities acquired:
Accounts and accrued expenses payable		-	354,556	354,556
Convertible notes payable		-	-	-
Officers		-	479,084	479,084
Related parties		-	327,774	327,774
Accrued interest expense payable		-	18,382	18,382
Deferred rent expense		-	51,629	51,629
Minority interest		-	125,000	125,000
		-	1,356,425	1,356,425
		$-	$(893,156)	$(893,156)
Changes in Company’s Stockholders’ Equity
Preferred stock issued at par value	$		$168	$168
Common stock issued at par value			4,635	4,635
Increase in additional paid-in capital resulting from difference in value of shares at par exchanged by Company			15,697	15,697
Accumulated deficit of Miami Renaissance Group at April 25, 2006		-	(913,656)	(913,656)
		$-	$(893,156)	$(893,156)
Restricted common stock issued in exchange for architectural services capitalized as leasehold improvements:
Cost added to leasehold improvements as an asset		$-	$40,000	$40,000
Credited to stockholders’ deficit:
Common stock		-	200	200
Additional paid in capital		-	39,800	39,800
		$-	$40,000	$40,000

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A DEVELOPMENT STAGE COMPANY)
Notes to the Consolidated Financial Statements Back to Table of Contents

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three month periods ended July 31, 2007 and 2006, and for the period from inception (April 26, 2006) to July 31, 2007, (b) the financial position at July 31, 2007, (c) the statements of cash flows for the three month period ended July 31, 2007 and for the period from inception (April 26, 2006) to July 31, 2007, and (d) the changes in stockholders' deficit for the three month period ended July 31, 2007 and for the period from inception (April 26, 2006) to July 31, 2007 have been made. The results of operations for the three months ended July 31, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE B – UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended April 30, 2007 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 29, 2007.

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note 9, the Company incurred losses of $107,168 for the three months ended July 31, 2007 and losses during the development stage of Miami Renaissance Group, Inc. ("MRG"), the acquirer/survivor entity in the merger described in Note 1, for the period from the inception of their development stage (February 25, 2004) to April 30, 2006, of $914,049.

At July 31, 2007, the current consolidated Company has limited cash reserves, with its current liabilities exceeding its cash by $1,525,756. In addition, the Company has substantial non-current liabilities, including convertible notes payables, of $409,838, as well as Total Stockholders’ Deficit at that date of $1,411,879.

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

MRG was incorporated in Florida in February 2004. MRG has been renting a facility in Miami, Florida to be renovated for the purpose of operating a combined restaurant, nightclub, and parking lot on the premises. MRG began the process of making renovations in 2004, soon after entering into a lease on the premises as described in Note 11. As of July 31, 2007, the renovations on the property were still in progress and the facility had not yet opened to the public. Management expects the completed facility to be open to the public in early 2008.

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

Florida Liquor License:

On August 24, 2006, the Company acquired a Florida liquor license for a purchase price of $89,000. At July 31, 2007, the cost of the acquired Liquor License, and related legal fees of $4,464 incurred to acquire it, have been capitalized in the Company’s Balance Sheet as an indefinite life intangible asset.

Impairment of long-lived assets:

The Company reviews the carrying value of both its long-lived and other intangible assets annually, and whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. At July 31, 2007, the Company’s evaluation determined that no provision for impairment of either its other intangible assets (the "Liquor License") or its Leasehold Improvements was required at that date.

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

Loss per Share:

The Company complies with the requirements of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning per share" ("SFAS No. 128"). SFAS No. 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potentially common stock. Net loss per common share, basic and diluted, is determined by dividing the net loss by the weighted average number of common shares outstanding. As of July 31, 2007 and 2006, the effect of issuing convertible preferred stock in connection with the Company’s acquisition of MRG on April 26, 2006 has had a negligible dilutive impact on the calculations of earnings per share.

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

During June and July of 2006, MRP returned the $125,000 of cash contributions received from the limited partners.

Note 4 – Income Taxes

The significant components of the Company's deferred tax assets are as follows:

	July 31, 2007	April 30, 2006
Net operating loss carryforward	$1,253,254	$1,216,816
Less valuation allowance	(1,253,254)	(1,216,816)
Net deferred tax assets	$0	$0

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

The Company incurred no federal or state income tax expense for the three months ended July 31, 2007 and 2006, and for period from inception (April 26, 2006) to July 31, 2007, and utilized no tax carryforward losses.

As of July 31, 2007 the Company has available net operating loss carryforwards of $3,686,040 that expire through 2028. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization.

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

In the event that the Landlord-Holder Brickell did not convert the principal or adjusted principal of the debt to common stock of the Company the note was to be payable in 24 equal monthly installments commencing on June 15, 2006, together with any rent and real estate taxes due on the leased property. In the event of a failure to pay the note or an inability on the part of Brickell to exercise its conversion rights, the principal of the note was to become immediately due and payable together with interest thereon at the rate 6% per annum from the original date of the note. The parties to the convertible note have mutually agreed to extend the time of payment and adjust the date when Brickell may elect to exercise its conversion rights from June 15, 2006 to January 31, 2008. Accordingly, this debt has been presented as a current liability at July 31, 2007.

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

As of July 31, 2007 and April 30, 2007, the Company had recorded $9,333 and $6,909 of accrued interest on the convertible notes payable to related party, respectively. Interest expense on this note was $2,424 and $0 for the three months ended July 31, 2007 and 2006, respectively, and $ 9,333 for the period from inception (April 26, 2006) to July 31, 2007.

Note 6 – Convertible Notes Payable to Officers and Shareholder

Convertible notes payable to officers are as follows:

Holder	Terms	July 31, 2007 Balance	April 30, 2007 Balance
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$54,104 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	$54,104	$54,104
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$4,140 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	4,140	4,140
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$1,463 note which accrues interest at 6% per annum and is due April 30, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	1,463	1,463
Ivo Heiden, Shareholder	$5,515 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2007.	5,515	5,515
Ivo Heiden, Shareholder	$4,750 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2007.	4,750	4,750
Ivo Heiden, Shareholder	$4,185 note which accrues interest at 10% per annum and was due February 3, 2006. The note is convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2007.	4,185	4,185
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$125 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	125	125
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$2,005 note which accrues interest at 6% per annum and was due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to December 31, 2007.	2,005	2,005
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$176 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	$176	$176
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$360 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	360	360
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$29,980 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	29,980	29,980
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$1,600 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	1,600	1,600
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$2,100 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,100	2,100
Aaron Goldstein, a Director (Secretary) and shareholder	$134,737 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	134,737	134,737
Aaron Goldstein, a Director (Secretary) and shareholder	$10,000 note which accrues interest at 6% per annum and was due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to December 31, 2007.	10,000	10,000
Aaron Goldstein, a Director (Secretary) and shareholder	$75,000 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	75,000	75,000
Aaron Goldstein, a Director (Secretary) and shareholder	$2,000 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,000	2,000
Aaron Goldstein, a Director (Secretary) and shareholder	$13,000 note which accrues interest at 6% per annum and is due January 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	13,000	13,000
Aaron Goldstein, a Director (Secretary) and shareholder	$179,523 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	179,523	179,523
Aaron Goldstein, a Director (Secretary) and shareholder	$5,097 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	5,097	5,097
Aaron Goldstein, a Director (Secretary) and shareholder	$15,000 note which accrues interest at 6% per annum and is due April 30, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	15,000	15,000
Aaron Goldstein, a Director (Secretary) and shareholder	$2,800 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,800	-
		613,362	604,860
	Less: current portion	604,166	595,002
		$9,196	$9,858

As of July 31, 2007 future maturities of debt for the next two years are as follows:

Years ending July 31:

2008	$604,166
2009	9,196

As of July 31 2007 and April 30, 2007, the Company had recorded $73,298 and $63,961 of accrued interest on the convertible notes payable to officers, respectively. Interest expense on these notes was $9,401 and $7,883 for the three months ended July 31, 2007 and 2006, respectively, and $45,775 for the period from inception (April 26, 2006) to July 31, 2007.

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

For the period during the development stage of MRG (February 25, 2004) through July 31, 2007, MRG incurred $1,132,931 of rent and real estate taxes under the lease, of which basic rent incurred to Brickell totaled $747,058. The Company’s Consolidated Statements of Operations for each of the three months ended July 31, 2007 and 2006 includes $58,467 of basic rent, and $27,926 of real estate taxes incurred by MRG under the lease.

The sub-landlord for the office lease, Comp Tech Technologies, is a company principally owned by Frank Rovito, an officer and director of the Company. For the period from February 25, 2004 to July 31, 2007, MRG incurred $45,600 of rent expense under the sublease. The Company’s Consolidated Statements of Operations for each of the three months ended July 31, 2007 and 2006, $3,600 of rent expense incurred by MRG under the sublease.

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

As shown in the accompanying consolidated financial statements, the Company had incurred cumulative losses of $3,686,040 from inception. The Company's existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of convertible notes payable.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 10- Stock Subscription Receivable

MRG issued 18,860,000 and 1,640,000 shares of common stock respectively in 2005 and 2004 to various individuals, and directors of MRG in exchange for stock subscription agreements. The amounts due on the stock subscription agreements were $20,500 at July 31, 2007. The amounts are non-interest bearing and due on demand. The stock subscription receivable amounts have been offset against stockholders' deficit.

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

[4] 5 Year Table of obligations under leases:

The minimum future obligations for rent under agreements outlined in [2] are as follows:

Years Ending July 31,	Amounts
2008	$224,586
2009	231,330
2010	238,269
2011	245,415
2012	252,777
Thereafter	459,987
$1,652,364