Form 10QSB
period 2008-01-31
EAST COAST DIVERSIFIED CORP
filed 2008-03-20
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

On March 18, 2008, the Registrant had 8,816,216 shares of common stock, par value $0.001 outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.	3
ITEM 3.	CONTROLS AND PROCEDURES.	4

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	4
ITEM 2.	CHANGES IN SECURITIES.	4
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	4
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	4
ITEM 5.	OTHER INFORMATION.	4
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.	4

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and nine-month periods ended January 31, 2008 and 2007 are attached to this quarterly report.

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

Overview

The Company has not generated any revenues from its operations during the three and nine month period ended January 31, 2008 and 2007. During the three-month period ended January 31, 2008, there were no expenditures on leasehold improvements on the facility due to lack of funding availability and restrictions in building permits issuance in Miami, which have been in place for some time. As a result of these restrictions, the board of directors of the Company approved the sale of MRG to certain affiliated persons and decided to solicit shareholder approval to divest MRG. Management expects the sale of MRG to be completed by April 30, 2008.

General and Administrative Expenses

During the three and nine-month period ended January 31, 2008, the Company had operating expenses of $98,645 and $308,047 compared to $157,198 and $374,583 during the same periods in the prior year. Our operating expenses consist mainly of professional fees, general and administrative expenses.

Interest Expense

We had interest expenses during the three and nine-month period ended January 31, 2008 of $12,255 and $36,007 compared to $11,385 and $29,701 during the same periods in the prior year.

Net Loss

Our net loss during the three and nine-month period ended January 31, 2008 was $110,900 and $344,054, respectively, as compared to net losses of $168,583 and $403,862 during the same periods in the prior year.

Liquidity and Capital Resources

While we are dependent upon interim funding provided by management and/or affiliated parties to pay professional fees and expenses, we have no written finance agreement with management and/or affiliated parties to provide any continued funding. However, we have difficlities to raise additional funds through a the issuance of debt or equity securities to fund our business plan. During the nine-month period ended January 31, 2008, we received proceeds of $38,475 through the issuance of convertible notes to management.

On January 31, 2008, we had $1,299 in current assets and had $1,761,729 in current liabilities. On January 31, 2008, our negative working capital was $1,760,430. We had $525,136 in total assets and $2,173,779 in total liabilities at January 31, 2008.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of January 31, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Reports on Form 8-K during the quarter covered by this report: The Registrant did not file a Form 8-K during the quarter ended January 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Margulies
Richard Margulies
   Chief Executive Officer
  Dated: March 19, 2008

/s/ Frank Rovito
Frank Rovito
   Chief Financial Officer
   Dated: March 19, 2008

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Balance Sheets
January 31, 2008 and April 30, 2007

	January 31, 2008	April 30, 2007
ASSETS
Current assets:
Cash and equivalents	$1,299	$2,070
Total current assets	1,299	2,070

Leasehold improvements, (net of accumulated amortization of $0)	430,373	430,373

Other assets:
Restricted cash	-	-
Cost of liquor license	93,464	93,464
Total other assets	93,464	93,464

Total assets	$525,136	$525,907

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts and accrued expenses and compensation payable	$936,814	$676,578
Current portion, convertible notes payable, officers	637,402	595,002
Current portion, convertible note payable, related party	80,823	80,823
Accrued interest	106,690	70,870
Total current liabilities	1,761,729	1,423,273

Non-current liabilities:
Convertible note payable, related party	327,774	327,774
Convertible notes payable, officers	5,933	9,858
Deferred rent expense	78,343	69,591
Total non-current liabilities	412,050	407,223

Total liabilities	2,173,779	1,830,496

Minority interest in Miami Renaissance Partners, Ltd., a partnership subsidiary	122	122

Stockholders' deficit:
Preferred stock, par value 0.001 par value, 1,000,000 authorized
167,650 and 0 issued and outstanding, respectively	168	168
Common stock, $0.001 par value, 74,000,000 shares authorized;
8,816,216 shares issued and outstanding	8,816	8,816
Additional paid-in capital	2,285,677	2,285,677
Accumulated deficit	(3,922,926)	(3,578,872)
Less: stock subscription receivable	(20,500)	(20,500)
Total stockholders' deficit	(1,648,765)	(1,304,711)
Total liabilities and stockholders' deficit	$525,136	$525,907

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Statements of Operations (During the Development Stage)

					For the Period	For the Period
	Three Months	Three Months	Nine Months	Nine Months	From Inception	From Inception
	ended	ended	ended	ended	(April 26, 2006) to	(April 26, 2006) to
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	April 30, 2007	April 30, 2008

Revenues	$-	$-	$-	$-	$-	$-
Operating expenses:
Consulting fees and services
satisfied by issuance of common stock	-	52,500	-	52,500	52,500	52,500
Selling, general and administrative	98,645	104,698	308,047	322,083	434,028	742,075
Total operating expenses	98,645	157,198	308,047	374,583	486,528	794,575
Net loss from operations during development stage	(98,645)	(157,198)	(308,047)	(374,583)	(486,528)	(794,575)

Other income (expenses):
Interest income	-	-	-	544	544	544
Interest expense	(12,255)	(11,385)	(36,007)	(29,701)	(43,283)	(79,290)
Total other expenses	(12,255)	(11,385)	(36,007)	(29,157)	(42,739)	(78,746)

Net loss before minority interest	(110,900)	(168,583)	(344,054)	(403,740)	(529,267)	(873,321)
Add (less): 25% minority interest
in net profit (loss) of affiliate	-	-	-	122	(122)	(122)
Net loss after minority interest	$(110,900)	$(168,583)	$(344,054)	$(403,862)	$(529,389)	$(873,443)

Basic and diluted net loss
per weighted-average shares
of common stock outstanding	$(0.013)	$(0.021)	$(0.041)	$(0.049)	$(0.064)	$(0.105)

Weighted average number of shares
of common stock outstanding	$8,313,378	8,052,901	8,313,378	8,170,111	8,313,378	8,313,378)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Stockholders' Deficit (During Development Stage)
For the Period from inception (April 26, 2006) to January 31, 2008

					Additional	Stock		Total
	Preferred		Common		Paid-in	Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	deficit

Balance April 30, 2004	-	$-	2,636,216	$2,636	$1,980,025	$-	$(2,075,474)	$(92,813)
Net loss for the year ended April 30, 2005	-	-	-	-	-	-	(60,353)	(60,353)
Balance April 30, 2005	-	-	2,636,162	2,636	$1,980,025		(2,135,827)	(153,166)

Miami Renaissance Group's share
exchange for Registrant's shares	167,650	168	4,635,000	4,635	15,697	(20,500)	(913,656)	(913,656)
Net loss for the year ended April 30, 2006	-	-	-	-	-	-	(21,643)	(21,643)
Balance April 30, 2006	167,650	$168	7,271,216	$7,271	$1,995,722	$(20,500)	$(3,071,126)	$(1,088,465)

Common stock issued for cash	-	-	995,000	995	198,005	-	-	199,000
Common stock issued for services,
including $40,000 capitalized
as leasehold improvements	-	-	550,000	550	91,950	-	-	92,500
Net loss for the year ended April 30, 2007	-	-	-	-	-	-	(507,746)	(507,746)
Balance April 30, 2007	167,650	$168	8,816,216	$8,816	$2,285,677	$(20,500)	$(3,578,872)	$(1,304,711)

Net loss for the nine months
ended January 31, 2008	-	-	-	-	-	-	(344,054)	(344,054)
Balance, January 31, 2008	167,650	$168	8,816,216	$8,816	$2,285,677	$(20,500)	$(3,922,926)	$(1,648,765)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Cash Flows (During the Development Stage)
For the nine months ended January 31, 2008 and for the Period from inception (April 26, 2006) to January 31, 2008

		For the Period	Period from
	Nine Months	From Inception	Inception
	Ended	(April 26, 2006) to	(April 26, 2006) to
	January 31, 2008	April 30, 2007	January 31, 2008
Net loss before minority interest	$(344,054)	$(529,389)	$(873,443)
Cash flows from operating activities:
Adjustments to reconcile net loss to cash used in operating activities:
Minority interest income 25% minority interest in net profit of affiliate	-	122	122
Common stock issued for consulting fees and services	-	52,500	52,500
Changes in operating assets and liabilities:
Increase in accounts and accrued expenses payable	260,236	192,978	453,214
Increase in deferred rent expense	8,752	17,962	26,714
Increase in accrued interest	35,820	42,816	78,636
Net cash used in operating activities	(39,246)	(223,011)	(262,257)

Cash flows from investing activities:
Net cash acquired in acquisition of Miami Renaissance Group, Inc.	-	2,451	2,451
Costs paid in acquiring pending liquor license	-	(89,964)	(89,964)
Acquisition of leasehold improvements	-	(80,469)	(80,469)
Net cash (used in) provided by investing activities	-	(167,982)	(167,982)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, related party	-	80,823	80,823
Proceeds from issuance of convertible notes payable, officers	38,475	111,326	149,801
Common stock issued for cash	-	199,000	199,000
Return of capital contributions to limited partners of 75% owned affiliate	-	(125,000)	(125,000)
Decrease in restricted cash	-	126,914	126,914
Net cash provided by financing activities	38,475	393,063	431,538

Net (decrease) increase in cash	(771)	2,070	1,299
Cash at the beginning of the period	2,070	-	-
Cash at end of period	$1,299	$2,070	$1,299

Supplementary disclosure of non-cash transactions:
Cash paid during the year for:		-	-	-
Interest expenses		-	-	-
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

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A DEVELOPMENT STAGE COMPANY)
Notes to the Consolidated Financial Statements Back to Table of Contents

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three months and nine months periods ended January 31, 2008 and for the period from inception (April 26, 2006) to January 31, 2008, (b) the financial position at January 31, 2008, (c) the statements of cash flows for the nine month period ended January 31, 2008 and for the period from inception (April 26, 2006) to January 31, 2008, and (d) the changes in stockholders' deficit for the nine month period ended January 31, 2008 and for the period from inception (April 26, 2006) to January 31, 2008 have been made. The results of operations for the three months and nine months ended January 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note 9, the Company incurred losses of $344,054 for the nine months ended January 31, 2008 and losses during the development stage of Miami Renaissance Group, Inc. ("MRG"), the acquirer/survivor entity in the merger described in Note 1, for the period from the inception of their development stage (February 25, 2004) to April 30, 2006, of $914,049.

At January 31, 2008, the current consolidated Company has limited cash reserves, with its current liabilities exceeding its cash by $1,761,729. In addition, the Company has substantial non-current liabilities, including convertible notes payables, of $412,050, as well as Total Stockholders’ Deficit at that date of $1,648,765.

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

NOTE 1 - NATURE OF BUSINESS / ORGANIZATION

Business Description

East Coast Diversified Corporation (the “Company,” also referred to as “East Coast”) was organized on May 24, 1994, under the laws of the State of Florida under the name Plantastic Corp. and changed its name to Viva Golf, USA Corp. in April 1997. The Company acquired 100% of the issued and outstanding shares of common stock of Lifekeepers International, Inc. in exchange for 1,000,000 of its newly issued shares under an Agreement and Plan of Reorganization on October 22, 1998. In connection with this acquisition, the Company changed its name to Lifekeepers International, Inc.

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

Acquisition of Miami Renaissance Group, Inc. subsidiary and its partnership subsidiary, Miami Renaissance Group, Limited

Miami Renaissance Group, Inc. (“MRG”) was incorporated in February 2004 as a Florida corporation. Upon incorporation, 50,000,000 shares of $.001 par value common stock were authorized. On June 4, 2004, MRG issued 18,860,000 shares of stock to its founders in exchange for a stock subscriptions receivable. On March 1, 2005, MRG issued 1,640,000 shares of stock to its founders in exchange for a stock subscriptions receivable. The stock subscriptions receivable are discussed in detail in Note 10.

On April 26, 2006 the Company acquired 100% of the issued and outstanding shares of common stock of Miami Renaissance Group, Inc. (“MRG,”) a development stage company. As a result, effective April 26, 2006, MRG became a wholly-owned subsidiary of the Company. The majority shareholders of MRG exchanged all of their shares in MRG for 4,635,000 newly issued shares of the Company’s $.001 par value common stock, and 167,650 new issued shares of the Company’s $.001 par value Series A Convertible Preferred Stock. Each share of Series A Preferred Stock is convertible into 100 shares of the Company’s common stock. As a result, MRG became a wholly-owned subsidiary of the Company.

The majority shareholders of MRG, namely the key officers in MRG and its partnership subsidiary (and who will be discussed two paragraphs below), have also become key officers in East Coast since their appointment and replacement of the previous management team in April 25, 2005. In addition, prior to this acquisition, the Company’s publicly traded securities have often been thinly traded in the stock market and can therefore be characterized as a stock subject to penny stock rules. Consequently, the shares exchanged between the Company and MRG were valued based on the par value of the respective shares exchanged, with the difference in aggregate value of $15,697 reflected in additional paid-in capital in a recapitalization in which MRG is identified as the "accounting acquirer.”

MRG was incorporated in Florida in February 2004. MRG has been renting a facility in Miami, Florida to be renovated for the purpose of operating a combined restaurant, nightclub, and parking lot on the premises. MRG began the process of making renovations in 2004, soon after entering into a lease on the premises as described in Note 11. During the three-month period ended January 31, 2008, there were no expenditures on leasehold improvements on the facility due to lack of funding availability and restrictions in building permits issuance in Miami, which have been in place for some time. As a result of these restrictions, the board of directors of the Company approved the sale of MRG to certain affiliated persons and decided to solicit shareholder approval to divest MRG. Management expects the sale of MRG to be completed by April 30, 2008.

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

Florida Liquor License:

On August 24, 2006, the Company acquired a Florida liquor license for a purchase price of $89,000. At January 31, 2008, the cost of the acquired Liquor License, and related legal fees of $4,464 incurred to acquire it, have been capitalized in the Company’s Balance Sheet as an indefinite life intangible asset.

Impairment of long-lived assets:

The Company reviews the carrying value of both its long-lived and other intangible assets annually, and whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. At January 31, 2008, the Company’s evaluation determined that no provision for impairment of either its other intangible assets (the "Liquor License") or its Leasehold Improvements was required at that date.

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

Loss per Share:

The Company complies with the requirements of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning per share" ("SFAS No. 128"). SFAS No. 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potentially common stock. Net loss per common share, basic and diluted, is determined by dividing the net loss by the weighted average number of common shares outstanding. As of October 31, 2007, the effect of issuing convertible preferred stock in connection with the Company’s acquisition of MRG on April 26, 2006 has had a negligible dilutive impact on the calculations of earnings per share.

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

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for fiscal year ended December 31, 2007. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company’s overall results of operations or financial position.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140,” that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company's overall results of operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140,” that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 156 will have an impact on the Company's overall results of operations or financial position.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The adoption of SFAS No. 157 will not have an impact on the Company's overall results of operations or financial position.

In September 2006, the Financial Accounting Standards Board (“FASB”) the issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset as of December 31, 2006. The new standard does not address the accounting treatment for pension and postretirement benefits in the income statement. This will have no impact on the Company’s results of operations or financial position.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115”. SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument - not portions of the instrument. SFAS No.159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 159 will have an impact on the Company's overall results of operations or financial position.

In December 2007, the Financial Accounting Standards Board (“FASB”) simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.” Both standards update United States guidance on accounting for “noncontrolling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interest in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest. Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company's overall results of operations or financial position, unless the Company makes a business acquisition in which there is a noncontrolling interest.

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

During June and July of 2006, MRP returned the $125,000 of cash contributions received from the limited partners.

NOTE 4 – INCOME TAXES

The significant components of the Company's deferred tax assets are as follows:

	January 31, 2008	April 30, 2006
Net operating loss carryforward	$1,333,795	$1,216,816
Less valuation allowance	(1,333,795)	(1,216,816)
Net deferred tax assets	$0	$0

The Company has provided for a valuation allowance against the full amount of the deferred tax asset due to management's uncertainty about its realization. The difference between the federal statutory tax rate of 34% and the effective rate of 0% reflected in the accompanying financial statements is attributable to no tax benefit being recorded for the future utilization of the net operating loss carry forwards.

The Company incurred no federal or state income tax expense for the nine months ended January 31, 2008 and for period from inception (April 26, 2006) to January 31, 2008, and utilized no tax carry forward losses.

As of January 31, 2008 the Company has available net operating loss carry forwards of $3,922,926 that expire through 2028. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization.

NOTE 5 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

On August 30, 2005, MRG issued a convertible note payable to Brickell North Investments, Inc. (“Brickell”), in settlement of outstanding sums owed for 2004 and 2005 rent and 2004 real estate taxes in the aggregate amount of approximately $327,774. The note will be adjusted upward for any additional 2005 real estates taxes once that amount has been determined. $110,500 of rent due for the period during the development stage of MRG, (February 25, 2004) to December 31, 2005 was forgiven by Brickell (see Note 7).

The note is convertible to shares of the Company’s common stock at a rate of $.327.

In the event that the Landlord-Holder Brickell did not convert the principal or adjusted principal of the debt to common stock of the Company the note was to be payable in 24 equal monthly installments commencing on June 15, 2006, together with any rent and real estate taxes due on the leased property. In the event of a failure to pay the note or an inability on the part of Brickell to exercise its conversion rights, the principal of the note was to become immediately due and payable together with interest thereon at the rate 6% per annum from the original date of the note. The parties to the convertible note have mutually agreed to extend the time of payment and adjust the date when Brickell may elect to exercise its conversion rights from June 15, 2006 to March 31, 2009. Accordingly, this debt has been presented as a non-current liability at January 31, 2008.

Brickell is a related party, as described in Note 7.

On October 31, 2006, in consideration for cash proceeds of a loan from James Goldstein, the Company issued a $80,823 convertible note payable to him that accrues interest at 12% per annum and was due on October 31, 2007. The loan holder has agreed to extend the maturity date of the obligation to October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.

James Goldstein is a related party, as described in Note 7.

As of January 31, 2008 and April 30, 2007, the Company had recorded $14,183 and $6,909 of accrued interest on the convertible notes payable to related party, respectively. Interest expense on this note was $7,274 and $5,869 for the nine months ended January 31, 2008 and 2007, respectively, and $14,183 for the period from inception (April 26, 2006) to January 31, 2008.

NOTE 6 – CONVERTIBLE NOTES PAYABLE OF OFFICERS AND SHAREHOLDER

Convertible notes payable to officers are as follows:

Holder	Terms	January 31, 2008 Balance	April 30, 2007 Balance
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$54,104 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	$54,104	$54,104
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$4,140 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	4,140	4,140
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$1,463 note which accrues interest at 6% per annum and is due April 30, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	1,463	1,463
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$6,500 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	6,500	-
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$570 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	570	-
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$2,170 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,170	-
Ivo Heiden, Shareholder	$5,515 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to another extention of the maturity date of the obligation to April 30, 2008.	5,515	5,515
Ivo Heiden, Shareholder	$4,750 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001. The shareholder has agreed to another extention of the maturity date of the obligation to April 30, 2008.	4,750	4,750
Ivo Heiden, Shareholder	$4,185 note which accrues interest at 10% per annum and was due February 3, 2006. The note is convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to another extention of the maturity date of the obligation to April 30, 2008.	4,185	4,185
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$125 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	125	125
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$2,005 note which accrues interest at 6% per annum and was due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2008.	2,005	2,005
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$176 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	$176	$176
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$360 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	360	360
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$3,590 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	3,950	-
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$29,980 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	29,980	29,980
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$1,600 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	1,600	1,600
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$2,100 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,100	2,100
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$2,112 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,112	-
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$3,900 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	3,900	-
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$1,600 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	1,600	-
Aaron Goldstein, a Director (Secretary) and shareholder	$134,737 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50.	134,737	134,737
Aaron Goldstein, a Director (Secretary) and shareholder	$10,000 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2008.	10,000	10,000
Aaron Goldstein, a Director (Secretary) and shareholder	$75,000 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2008.	75,000	75,000
Aaron Goldstein, a Director (Secretary) and shareholder	$2,000 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,000	2,000
Aaron Goldstein, a Director (Secretary) and shareholder	$13,000 note which accrues interest at 6% per annum and is due January 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2008.	13,000	13,000
Aaron Goldstein, a Director (Secretary) and shareholder	$179,523 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2008.	179,523	179,523
Aaron Goldstein, a Director (Secretary) and shareholder	$5,097 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	5,097	5,097
Aaron Goldstein, a Director (Secretary) and shareholder	$15,000 note which accrues interest at 6% per annum and is due April 30, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	15,000	15,000
Aaron Goldstein, a Director (Secretary) and shareholder	$2,800 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,800	-
Aaron Goldstein, a Director (Secretary) and shareholder	$60,000 note which accrues interest at 6% per annum and was due October 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	60,000	-
Aaron Goldstein, a Director (Secretary) and shareholder	$15,233 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	15,233	-
		643,335	604,860
	Less: current portion	637,402	595,002
		$5,933	$9,858

As of January 31, 2008 future maturities of debt for the next two years are as follows:

Years ending January 31:
2009	$637,402
2010	5,933

As of January 31 2008 and April 30, 2007, the Company had recorded $92,507 and $63,961 of accrued interest on the convertible notes payable to officers, respectively. Interest expense on these notes was $28,546 and $24,970 for the nine months ended January 31, 2008 and 2007, respectively, and $64,920 for the period from inception (April 26, 2006) to January 31, 2008.

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

For the period during the development stage of MRG (February 25, 2004) through January 31, 2008, MRG incurred $1,305,720 of rent and real estate taxes under the lease, of which basic rent incurred to Brickell totaled $863,995. The Company’s Consolidated Statements of Operations for the nine months ended January 31, 2008 includes $175,401 of basic rent, and $83,778 of real estate taxes incurred by MRG under the lease.

The sub-landlord for the office lease, Comp Tech Technologies, is a company principally owned by Frank Rovito, an officer and director of the Company. For the period from February 25, 2004 to January 31, 2008, MRG incurred $52,800 of rent expense under the sublease. The Company’s Consolidated Statements of Operations for the nine months ended January 31, 2008, $10,800 of rent expense incurred by MRG under the sublease.

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

NOTES 9 – GOING CONCERN

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company had incurred cumulative losses of $3,922,926 from inception. The Company's existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of convertible notes payable.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10- STOCK SUBSCRIPTION RECEIVABLE

MRG issued 18,860,000 and 1,640,000 shares of common stock respectively in 2005 and 2004 to various individuals, and directors of MRG in exchange for stock subscription agreements. The amounts due on the stock subscription agreements were $20,500 at October 31, 2007. The amounts are non-interest bearing and due on demand. The stock subscription receivable amounts have been offset against stockholders' deficit.

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

[4] 5 Year Table of obligations under leases:

The minimum future obligations for rent under agreements outlined in [2] are as follows:

Years Ending January 31,	Amounts
2009	$227,934
2010	234,774
2011	241,815
2012	249,069
2013	256,539
Thereafter	330,777
$1,540,908

NOTE 12 - SUBSEQUENT EVENTS

On February 87, 2008, the Company's board of directors approved the sale of MRG to certain affiliated parties. The decision to sell MRG was based mainly due to lack of funding availability and restrictions in building permits issuance in Miami, which have been in place for some time. The board decided to solicit shareholder approval to divest MRG. Management expects the sale of MRG to be completed by April 30, 2008.