Form 10KSB
period 2008-04-30
EAST COAST DIVERSIFIED CORP
filed 2008-09-15
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
___________________________

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

On April, 30 2008, the aggregate market value of the 5,096,216 common stock held by non-affiliates of the Registrant was approximately $305,773. On April 30, 2008, the Registrant had 8,816,216 shares of common stock outstanding.

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

Employees

We currently have approximately 10 part-time employees including the Company's officers and consultants who are providing services related to the design and construction of the Entertainment Center, and persons who are involved the development of our marketing plan and pre-opening promotion. In addition, our management is providing services necessary to coordinate our design, construction and promotion activities. We do not plan to employ any full-time personnel until we are close to the date that the Entertainment Center is ready to open.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended April 30, 2008, the Registrant held a shareholder meeting and reveived approval from the majority of shareholders of its common stock and preferrd stock to divest its wholly-owned subsidiary MRG. The divestiture has not yet been completed.

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

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	High	Low	High	Low	High	Low
First Quarter ended July 31,	$0.001	$0.001	$0.001	$0.001	$0.001	$0.0001
Second Quarter ended October 31,	$0.10	$0.001	$0.10	$0.001	$0.01	$0.0001
Third Quarter ended January 31,	$0.10	$0.001	$0.10	$0.001	$0.01	$0.00
Fourth Quarter ended April 30,	$0.50	$0.10	$0.50	$0.10	$0.01	$0.00

Approximate Number of Holders of Common Stock: On September 10, 2008, there were approximately 218 shareholders of record of our common stock.

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

General and administrative expenses

During the year ended April 30, 2008, the Company had operating expenses of $413,663 compared to $467,213 in 2007.  Our operating expenses consist of professional fees, general and administrative expenses.

Operating Loss

Our operating loss was $461,691 in 2008 compared to $507,746 in 2007.

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

At April 30, 2008, we had total assets of $523,995 and $525,907 at April 30, 2007. We had current liabilities at April 30, 2008 and 2007 of $1,881,422 and $1,423,273, respectively. We had negative working capital of $1,881,264 at April 30, 2008, compared to $1,421,203 at April 30, 2007.

Net cash used in operations was $79,297 during year ended April 30, 2008, compared to $211,006 for the same period of the prior year. The cash used was primarily due to our net loss of $461,691, offset by an increase in accounts and accrued expenses payable of $323,128, increase in deferred rent of $11,488 and an increase in accrued interest of $47,778.

Net cash used in investing activities was zero during the year ended April 30, 2008, compared to cash used in investing activities of $170,433 for the same period of the prior year. The cash used in 2007 was for the acquisition of a liquor license and leashold improvements.

We had net cash provided from financing activities of $77,385 compared to net cash provided from financing activities of $381,058 during prior year. During the year ended April 30, 2008, we received proceeds of $77,385 through the issuance of convertible notes to related parties.

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

Off-Balance Sheet Arrangements

As of April 30, 2008 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

The Company leases its entertainment facility from Bricked North Investments, Inc. in which the father of Aaron Goldstein, who is an officer and director of the Company, has a controlling interest. See also footnote 5 in the financial statements.

Critical Accounting Policies

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FASB 161 is not expected to have a material impact on the Company’s financial position.

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”.  SFAS No.160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, in the amount of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income, and that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No.160 is effective for fiscal years, beginning on or after December 15, 2008 and cannot be applied earlier.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), “Business Combinations,” (“FASB 141R”). This standard requires that entities recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. FASB 141R is effective for fiscal years beginning after December 15, 2008.

The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company's overall results of operations or financial position, unless the Company makes a business acquisition in which there is a non-controlling interest.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin 107, Share Based Payment , (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended April 30, 2008 and April 30, 2007 are attached to this annual report.

Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of April 30, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of April 30, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the chief executive officer of the Company for the periods set forth below.

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Richard Margulies, CEO and President	2008	---	---	---	---	---	---
	2007	---	---	---	---	---	---
2006
Frank Rovito, CFO	2008	---	---	---	---	---	---
	2007	---	---	---	---	---	---
2006
Aaron Miller Goldstein, Vice-President	2008	---	---	---	---	---	---
2007
	2006	---	---	---	---	---	---

The Company has no employment agreement with any of its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of April 30, 2008, the Registrant had 8,816,216 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Richard Margulies, CEO, President and Director 2090 Oaktree Road, Suite 14 Edison, NJ 08820	1,550,000 shares	17.58%
Common Stock	Frank Rovito, CFO and Director 2090 Oaktree Road, Suite 14 Edison, NJ 08820	620,000 shares	7.03%
Common Stock	Aaron Goldstein, Vice-President and Director 1475 West Cypress Road, Suite 202 Ft. Lauderdale, FL 33309	1,550,000 shares	17.58%
Common Stock	All officers and directors as a group (3 people)	3,720,000 shares	42.19%

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed KBL, LLP, Certified Public Accountants as independent public accountant for the fiscal year ending April 30, 2008 and 2007.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by KBL, LLP, for the audit of the Registrant's annual financial statements for the years ended April 30, 2008 and April 30, 2007, and fees billed for other services rendered by KBL, LLP during those periods.

Year Ended
	April 30, 2008	April 30, 2007
Audit fees (1)	$30,000	$35,500
Audit-related fees (2)	N/A	N/A
Tax fees (3)	N/A	N/A
All other fees	N/A	N/A
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

/s/ Richard Margulies	/s/ Frank Rovito
(Principal Executive Officer)	(Principal Financial Officer)
Dated: September 15, 2008	Dated: September 15, 2008
Edison, New Jersey	Edison, New Jersey

Financial Statements Back to Table of Contents

Registered Independent Auditors' Report Back to Table of Contents

To the Board of Directors and Stockholders
East Coast Diversified Corporation and Consolidated Affiliate
Edison, New Jersey

We have audited the accompanying balance sheets of East Coast Diversified Corporation and it’s subsidiaries (a development stage company), hereon referred to as "the Company," as of April 30, 2008 and 2007, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended April 30, 2008 and 2007, and for the period from inception (April 26, 2006) to April 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of East Coast Diversified Corporation and it’s subsidiaries as of April 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended April 30, 2007 and 2006, and for the period from inception (April 26, 2006) to April 30, 2008, in conformity with accounting principles generally accepted in the United States.

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
September 15, 2008

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Balance Sheets
April 30, 2007 and 2006

	2008	2007
ASSETS
Current assets:
Cash and equivalents	$158	$2,070
Total current assets	158	2,070

Leasehold improvements, (net of accumulated amortization of $0)	430,373	430,373

Other assets:
Restricted cash	-	-
Cost of liquor license	93,464	93,464
Total other assets	93,464	93,464

Total assets	$523,995	$525,907

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts and accrued expenses payable	$999,706	$676,578
Current portion, convertible notes payable, officers	682,245	595,002
Current portion, convertible note payable, related party	80,823	80,823
Accrued interest	118,648	70,870
Total current liabilities	1,881,422	1,423,273

Non-current liabilities:
Convertible note payable, related party	327,774	327,774
Convertible notes payable, officers	-	9,858
Deferred rent expense	81,079	69,591
Total non-current liabilities	408,853	407,223

Total liabilities	2,290,275	1,830,496

Minority interest in Miami Renaissance Partners, Ltd., a partnership subsidiary	122	122

Stockholders' deficit:
Preferred stock, par value 0.001 par value, 1,000,000 authorized
167,650 and 0 issued and outstanding, respectively	168	168
Common stock, $0.001 par value, 74,000,000 shares authorized;
8,816,216 and 7,271,216 shares issued and outstanding, respectively	8,816	8,816
Additional paid-in capital	2,285,677	2,285,677
Accumulated deficit	(4,040,563)	(3,578,872)
Less: stock subscription receivable	(20,500)	(20,500)
Total stockholders' deficit	(1,766,402)	(1,304,711)
Total liabilities and stockholders' deficit	$523,995	$525,907

See registered independent auditor's report.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statements of Operations
For the Years Ended April 30, 2008 and 2007
and for the Period from inception (April 26, 2006) to April 30, 2008

			Period form	Period form
			inception	inception
	Year ended	Year ended	(April 26, 2006)	(April 26, 2006)
	April 30, 2008	April 30, 2007	to April 30, 2007	to April 30, 2008

Revenues	$-	$-	-	$-
Operating expenses:
Consulting fees and services satisfied by
issuance of common stock	-	52,500	52,500	52,500
Selling, general and administrative	413,663	414,713	434,028	847,691
Total operating expenses	413,663	467,213	486,528	900,191
Net loss from operations during development stage	(413,663)	(467,213)	(486,528)	(900,191)

Other income (expenses):
Interest income	-	544	544	544
Interest expense	(48,028)	(40,955)	(43,283)	(91,311)
Total other expenses	(48,028)	(40,411)	(42,739)	(90,767)

Net loss before minority interest	(461,691)	(507,624)	(529,267)	(990,958)
Add: 25% minority interest in net profit of
consolidated affiliate	(122)	(122)	(122)	(122)
Net loss after minority interest	$(461,691)	$(507,746)	(529,267)	$(991,080)

Basic and diluted net loss per weighted-average shares
of common stock outstanding	$(0.055)	$(0.061)	(0.064)	$(0.119)

Weighted average number of shares of common stock outstanding	8,313,378	8,327,654	8,313,378	8,313,378

See registered independent auditor's report.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Stockholders' Deficit (During Development Stage)
For the Years Ended April 30, 2008 and 2007
and for the Period from inception (April 26, 2006) to April 30, 2008

					Additional	Stock		Total
	Preferred		Common		Paid-in	Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	deficit

Balance April 30, 2004	-	$-	2,636,216	$2,636	$1,980,025	$-	$(2,075,474)	$(92,813)
Net loss for the year ended April 30, 2005	-	-	-	-	-	-	(60,353)	(60,353)
Balance April 30, 2005	-	-	2,636,162	2,636	$1,980,025		(2,135,827)	(153,166)

Miami Renaissance Group's share
exchange for Registrant's shares	167,650	168	4,635,000	4,635	15,697	(20,500)	(913,656)	(913,656)
Net loss for the year ended April 30, 2006	-	-	-	-	-	-	(21,643)	(21,643)
Balance April 30, 2006	167,650	$168	7,271,216	$7,271	$1,995,722	$(20,500)	$(3,071,126)	$(1,088,465)

Common stock issued for cash	-	-	995,000	995	198,005	-	-	199,000
Common stock issued for services,
including $40,000 capitalized
as leasehold improvements	-	-	550,000	550	91,950	-	-	92,500
Net loss for the yer ended April 30, 2007	-	-	-	-	-	-	(507,746)	(507,746)
Balance April 30, 2007	167,650	$168	8,816,216	$8,816	$2,285,677	$(20,500)	$(3,578,872)	$(1,304,711)

Net loss for the yer ended April 30, 2008	-	-	-	-	-	-	(461,691)	(461,691)
Balance, April 30, 2008	167,650	$168	8,816,216	$8,816	$2,285,677	$(20,500)	$(4,040,563)	$(1,766,402)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Cash Flows
For the Years Ended April 30, 2008 and 2007
and for the Period from inception (April 26, 2006) to April 30, 2008

			Period form	Period form
			inception	inception
	Year ended	Year ended	(April 26, 2006)	(April 26, 2006)
	April 30, 2007	April 30, 2007	to April 30, 2007	to April 30, 2008

Net loss
	$(461,691)	$(507,746)	$(529,389)	$(991,080)
Cash flows from operating activities:

  Adjustments to reconcile net loss to cash used in operating activities:

25% minority interest in net profit of consolidated affiliate	-	122	122	122
Common stock issued for consulting fees and services	-	52,500	52,500	52,500
Changes in operating assets and liabilities:
  Increase in accounts and accrued expenses payable
	323,128	185,451	192,978	516,106
Increase in deferred rent expense	11,488	17,962	17,962	29,450
  Increase in accrued interest
	47,778	40,705	42,816	90,594
     Net cash used in operating activities
	(79,297)	(211,006)	(223,011)	(302,308)

Cash flow from investing activities:
Net cash acquired in acquisition of Miami Renaissance Group, Inc.	-	-	2,451	2,451
Cost paid in acquiring pending liquor license	-	(89,964)	(89,964)	(89,964)
Acquisition of leasehold improvements	-	(80,469)	(80,469)	(80,469)
Net cash provided by investing activities	-	(170,433)	(167,982)	(167,982)

Cash flows from financing activities:

Proceeds from issuance of convertible notes payable, related party	-	80,823	80,823	80,823
Proceeds from issuance of convertible notes payable, officers	77,385	99,321	111,326	188,711
Common stock issued for cash	-	199,000	199,000	199,000
Return of capital contributions to limited partners of 75% owned affiliates	-	(125,000)	(125,000)	(125,000)
  Decrease in restricted cash
	-	126,914	126,914	126,914
     Net cash provided by financing activities
	77,385	381,058	393,063	470,448

Net (decrease) increase in cash	(1,912)	(381)	2,070	158

Cash at beginning of year
	2,070	2,451	-	-
Cash at the end of the year
	$158	$2,070	2,070	158

Supplementary disclosure of non-cash transactions:
Cash paid during the year for:
Interest expense	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-

Non-cash operating, investing and financing activities:

Net assets (liabilities) acquired as part of acquisition of
Miami Renaissance Group, Inc. and its
partnership subsidiary, Miami Renaissance Partners, Ltd.

Assets acquired:
Cash	$-	$-	$2,451	$2,451
Restricted cash	-	-	126,914	126,914
Subscription receivable from Miami Renaissance Group Inc's
shareholders on their stock	-	-	20,500	20,500
Leasehold improvements	-	-	309,904	309,904
Legal fees paid for pending liquor license	-	-	3,500	3,500
	-	-	463,269	463,269
Liabilities acquired:
Accounts and accrued expenses payable	-	-	354,556	354,556
Convertible notes payable
Officers	-	-	479,084	479,084
Related parties	-	-	327,774	327,774
Accrued interest expense payable	-	-	18,382	18,382
Deferred rent expense	-	-	51,629	51,629
Minority interest	-	-	125,000	125,000
	-	-	1,356,425	1,356,425
	$-	$-	$(893,156)	$(893,156)

Change in Company's Stockholders' Equity:
Preferred stock issued at par value	$-	$-	168	168
Common stock issued at par value	-	-	4,635	4,635
Increase in additional paid-in capital resulting from
difference in value of shares at par exchanged by Company	-	-	15,697	15,697
Accumulated deficit of MRG at April 25, 2006	-	-	(913,656)	(913,656)
	$-	$-	$(893,156)	$(893,156)

Restricted stock issued in exchange for architectural services capitalized as leasehold improvements:
Cost added to leasehold improvements as an asset	$-	$40,000	$40,000	$40,000

Credited to stockholders' deficit:
Common stock	-	200	200	200
Additional paid-in capital	-	39,800	39,800	39,800
	$-	$40,000	$40,000	$40,000

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

MRG was incorporated in Florida in February 2004. MRG has been renting a facility in Miami, Florida to be renovated for the purpose of operating a combined restaurant, nightclub, and parking lot on the premises. MRG began the process of making renovations in 2004, soon after entering into a lease on the premises as described in Note 11. As of April 30, 2008, the renovations on the property were still in progress and the facility had not yet opened to the public. Management expects the completed facility to be open to the public in early 2009.

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

Development Stage Company:

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises”. A development state enterprise is one in which planned and principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise’s inception.

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

Florida Liquor License:

On August 24, 2006, the Company acquired a Florida liquor license for a purchase price of $89,000. At April 30, 2008, the cost of the acquired Liquor License, and related legal fees of $4,464 incurred to acquire it, have been capitalized in the Company’s Balance Sheet as an indefinite life intangible asset.

Impairment of long-lived assets:

The Company reviews the carrying value of both its long-lived and other intangible assets annually, and whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. At April 30, 2008, the Company’s evaluation determined that no provision for impairment of either its other intangible assets (the "Liquor License") or its Leasehold Improvements was required at that date.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FASB 161 is not expected to have a material impact on the Company’s financial position.

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”.  SFAS No.160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, in the amount of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income, and that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No.160 is effective for fiscal years, beginning on or after December 15, 2008 and cannot be applied earlier.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), “Business Combinations,” (“FASB 141R”). This standard requires that entities recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. FASB 141R is effective for fiscal years beginning after December 15, 2008.

The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company's overall results of operations or financial position, unless the Company makes a business acquisition in which there is a non-controlling interest.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin 107, Share Based Payment , (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

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

During June and July of 2006, MRP returned the $125,000 of cash contributions received from the limited partners.

Note 4 – INCOME TAXES

The significant components of the Company's deferred tax assets are as follows:

	2008	2007
Net operating loss carryforward	$1,373,791	$1,216,816
Less valuation allowance	(1,373,791)	(1,216,816)
Net deferred tax assets	$0	$0

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

The Company incurred no federal or state income tax expense for the years ended April 30, 2008 and 2007, and for period from inception (April 26, 2006) to April 30, 2008, and utilized no tax carry forward losses.

As of April 30, 2008 the Company has available net operating loss carry forwards of $4,040,563 that expire through 2028. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization.

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

In the event that the Landlord-Holder Brickell did not convert the principal or adjusted principal of the debt to common stock of the Company the note was to be payable in 24 equal monthly installments commencing on June 15, 2006, together with any rent and real estate taxes due on the leased property. In the event of a failure to pay the note or an inability on the part of Brickell to exercise its conversion rights, the principal of the note was to become immediately due and payable together with interest thereon at the rate 6% per annum from the original date of the note. The parties to the convertible note have mutually agreed to extend the time of payment and adjust the date when Brickell may elect to exercise its conversion rights from June 15, 2006 to October 31, 2009. Accordingly, this debt has been presented as a non-current liability at April 30, 2008.

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

As of April 30, 2008 and April 30, 2007, the Company had recorded $16,607 and $6,909 of accrued interest on the convertible notes payable to related party, respectively. Interest expense on this note was $9,698 and $6,909 for the years ended April 30, 2008 and 2007, respectively, and $16,607 for the period from inception (April 26, 2006) to April 30, 2008.

Note 6 – Convertible Notes Payable to Officers

Convertible notes payable to officers are as follows:

Holder	Terms	April 30, 2008 Balance	April 30, 2007 Balance
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$54,104 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	$54,104	$54,104
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$4,140 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	4,140	4,140
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$1,463 note which accrues interest at 6% per annum and is due April 30, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	1,463	1,463
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$6,500 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	6,500	--
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$570 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	570	--
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$2,170 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,170	--
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$5,910 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	5,910	--
Ivo Heiden, Shareholder	$5,515 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	5,515	5,515
Ivo Heiden, Shareholder	$4,750 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	4,750	4,750
Ivo Heiden, Shareholder	$4,185 note which accrues interest at 10% per annum and was due February 3, 2006. The note is convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	4,185	4,185
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$125 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	125	-
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$2,005 note which accrues interest at 6% per annum and was due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	2,005	2,005
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$176 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	$176	$176
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$360 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	360	360
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$3,590 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	3,590	-
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$29,980 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	29,980	29,980
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$1,600 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	1,600	1,600
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$2,100 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	2,100	2,100
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$2,112 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	2,112	-
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$3,900 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	3,900	-
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$1,600 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	1,600	-
Aaron Goldstein, a Director (Secretary) and shareholder	$134,737 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	134,737	134,737
Aaron Goldstein, a Director (Secretary) and shareholder	$10,000 note which accrues interest at 6% per annum and was due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	10,000	10,000
Aaron Goldstein, a Director (Secretary) and shareholder	$75,000 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	75,000	75,000
Aaron Goldstein, a Director (Secretary) and shareholder	$2,000 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	2,000	-
Aaron Goldstein, a Director (Secretary) and shareholder	$13,000 note which accrues interest at 6% per annum and is due January 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	13,000	-
Aaron Goldstein, a Director (Secretary) and shareholder	$179,523 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	179,523	179,523
Aaron Goldstein, a Director (Secretary) and shareholder	$5,097 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	5,097	-
Aaron Goldstein, a Director (Secretary) and shareholder	$15,000 note which accrues interest at 6% per annum and is due April 30, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	15,000	-
Aaron Goldstein, a Director (Secretary) and shareholder	$2,800 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	2,800	-
Aaron Goldstein, a Director (Secretary) and shareholder	$33,000 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	33,000	-
Aaron Goldstein, a Director (Secretary) and shareholder	$66,000 note which accrues interest at 6% per annum and was due October 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	60,000	-
Aaron Goldstein, a Director (Secretary) and shareholder	$15,233 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	15,233	-
		682,245	604,860
	Less: current portion	682,245	595,002
		$-	$9,858

As of April 30, 2008 future maturities of debt for the next two years are as follows:

Years ending April 30:
2009	682,245

As of April 30 2008 and April 30, 2007, the Company had recorded $102,040 and $63,961 of accrued interest on the convertible notes payable to officers, respectively. Interest expense on these notes was $38,079 and $34,046 for years ended April 30, 2008 and 2007, respectively, and $74,454 for the period from inception (April 26, 2006) to April 30, 2008.

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

For the period during the development stage of MRG (February 25, 2004) through April 30, 2008, MRG incurred $1,392,113 of rent and real estate taxes under the lease, of which basic rent incurred to Brickell totaled $922,462. The Company’s Consolidated Statements of Operations for the years ended April 30, 2008 and 2007, and for the period from inception (April 26, 2006) to April 30, 2008, respectively, include $233,863 and $233,863, and $922,462 of rent, and $111,704 and $111,704, and $469,651 of real estate taxes incurred by MRG under the lease.

The sub-landlord for the office lease, Comp Tech Technologies, is a company principally owned by Frank Rovito, an officer and director of the Company. For the period from February 25, 2004 to April 30, 2008, MRG incurred $56,400 of rent expense under the sublease. The Company’s Consolidated Statements of Operations for the years ended April 30, 2008 and 2007, and for the period from inception (April 26, 2006) to April 30, 2008, respectively, include $14,400 and $14,400, and $43,200 of rent expense incurred by MRG under the sublease.

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

As shown in the accompanying consolidated financial statements, the Company had incurred cumulative losses of $4,040,563 from inception. The Company's existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of convertible notes payable.

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

[4] 5 Year Table of obligations under leases:

The minimum future obligations for rent under agreements outlined in [2] are as follows:

Years Ending April 30,	Amounts
2009	229,050
2010	235,922
2011	242,997
2012	250,287
2013	257,793
Thereafter	287,707
$1,503,756

PENDING SALE OF MRG SUBSIDIARY TO CERTAIN AFFILIATED PARTIES

On February 8, 2008, the Company's board of directors approved the sale of MRG to certain affiliated parties. The decision to sell MRG was based mainly due to lack of funding availability and restrictions in building permits issuance in Miami, which have been in place for some time. The board decided to solicit shareholder approval to divest MRG. Management expects the sale of MRG to be completed by October 31, 2008.