Form 10-Q
period 2008-07-31
EAST COAST DIVERSIFIED CORP
filed 2008-09-18
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

ý                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

OR

&$168                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On July 31, 2008, the Registrant had 8,816,216 shares of common stock, par value $0.001 outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ¨	Accelerated filer ¨	Non-Accelerated filer ¨	Smaller reporting company &$120

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES.	6

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	6
ITEM 1A.	RISK FACTORS	6
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	6
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	6
ITEM 5.	OTHER INFORMATION.	6
ITEM 6.	EXHIBITS.	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three-month periods ended July 31, 2008 and 2007 are attached to this quarterly report.

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

General and administrative expenses

During the three-month period ended July 31, 2008 and 2007, the Company had operating expenses of $95,566 and $95,343, respectively. Our operating expenses consist mainly of professional fees, general and administrative expenses.

Operating Loss

Our operating loss during the three-month period ended July 31, 2008 and 2007 was $108,551 and $107,168, respectively.

Liquidity and Capital Resources

While we are dependent upon interim funding provided by management and/or affiliated parties to pay professional fees and expenses, we have no written finance agreement with management and/or affiliated parties to provide any continued funding. However, we may need to raise additional funds through a the issuance of debt or equity securities if additional funds are required to execute our business plan. During the three-month period ended July 31, 2008, we received proceeds of $5,844 through the issuance of convertible notes to management.

At July 31, 2008, we had $671 in current assets and had $1,988,864 in current liabilities. On July 31, 2008, our negative working capital was $1,988,193. We had $524,508 in total assets and $2,399,339 in total liabilities at July 31, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of July 31, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-KSB for the year ended April 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein.

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

/s/ Richard Margulies
Richard Margulies
   Chief Executive Officer
  Dated: September 18, 2008

/s/ Frank Rovito
Frank Rovito
   Chief Financial Officer
   Dated: September 18, 2008

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Balance Sheets
July 31, 2008 and April 30, 2008

	July 31, 2008	April 30, 2008 (Audited)
ASSETS
Current assets:
Cash and equivalents	$671	$158
Total current assets	671	158

Leasehold improvements, (net of accumulated amortization of $0)	430,373	430,373

Other assets:
Restricted cash	-	-
Cost of liquor license	93,464	93,464
Total other assets	93,464	93,464

Total assets	$524,508	$523,995

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts and accrued expenses payable	$1,088,381	$999,706
Current portion, convertible notes payable, officers	688,089	682,245
Current portion, convertible note payable, related party	80,823	80,823
Accrued interest	131,571	118,648
Total current liabilities	1,988,864	1,881,422

Non-current liabilities:
Convertible note payable, related party	327,774	327,774
Deferred rent expense	82,701	81,079
Total non-current liabilities	410,475	408,853

Total liabilities	2,399,339	2,290,275

Minority interest in Miami Renaissance Partners, Ltd., a partnership subsidiary	122	122

Stockholders' deficit:
Preferred stock, par value 0.001 par value, 1,000,000 authorized
167,650 issued and outstanding	168	168
Common stock, $0.001 par value, 74,000,000 shares authorized;
8,816,216 shares issued and outstanding	8,816	8,816
Additional paid-in capital	2,285,677	2,285,677
Accumulated deficit	(4,149,114)	(4,040,563)
Less: stock subscription receivable	(20,500)	(20,500)
Total stockholders' deficit	(1,874,953)	(1,766,402)
Total liabilities and stockholders' deficit	$524,508	$523,995

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statements of Operations
For the Periods Ended July 31, 2008 and 2007
and for the Period from inception (April 26, 2006) to July 31, 2008 and April 30, 2008

			Period form	Period form
	Three Months	Three Months	inception	inception
	Ended	Ended	(April 26, 2006)	(April 26, 2006)
	July 31, 2008	July 31, 2007	to April 30, 2008	to July 31, 2008

Revenues	$-	$-	-	$-
Operating expenses:
Consulting fees and services satisfied by
issuance of common stock	-	-	52,500	52,500
Selling, general and administrative	95,566	95,343	847,691	943,357
Total operating expenses	95,566	95,343	900,191	995,757
Net loss from operations during development stage	(95,566)	(95,343)	(900,191)	(995,757)

Other income (expenses):
Interest income	-	-	544	544
Interest expense	(12,985)	(11,825)	(91,311)	(104,296)
Total other expenses	(12,985)	(11,825)	(90,767)	(103,752)

Net loss before minority interest	(108,551)	(107,168)	(990,958)	(1,099,509)
Add: 25% minority interest in net profit of
consolidated affiliate	-	-	(122)	(122)
Net loss after minority interest	$(108,551)	$(107,168)	(991,080)	$(1,099,631)

Basic and diluted net loss per weighted-average shares
of common stock outstanding	$(0.013)	$(0.012)	(0.119)	$(0.132)

Weighted average number of shares of common stock outstanding	8,313,378	8,327,654	8,313,378	8,313,378

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Stockholders' Deficit (During Development Stage)
For the period July 31, 2008
and for the Period from inception (April 26, 2006) to July 31, 2008

					Additional	Stock		Total
	Preferred		Common		Paid-in	Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	deficit

Balance April 30, 2004	-	$-	2,636,216	$2,636	$1,980,025	$-	$(2,075,474)	$(92,813)
Net loss for the year ended April 30, 2005	-	-	-	-	-	-	(60,353)	(60,353)
Balance April 30, 2005	-	-	2,636,162	2,636	$1,980,025		(2,135,827)	(153,166)

Miami Renaissance Group's share
exchange for Registrant's shares	167,650	168	4,635,000	4,635	15,697	(20,500)	(913,656)	(913,656)
Net loss for the year ended April 30, 2006	-	-	-	-	-	-	(21,643)	(21,643)
Balance April 30, 2006	167,650	$168	7,271,216	$7,271	$1,995,722	$(20,500)	$(3,071,126)	$(1,088,465)

Common stock issued for cash	-	-	995,000	995	198,005	-	-	199,000
Common stock issued for services,
including $40,000 capitalized
as leasehold improvements	-	-	550,000	550	91,950	-	-	92,500
Net loss for the yer ended April 30, 2007	-	-	-	-	-	-	(507,746)	(507,746)
Balance April 30, 2007	167,650	$168	8,816,216	$8,816	$2,285,677	$(20,500)	$(3,578,872)	$(1,304,711)

Net loss for the yer ended April 30, 2008	-	-	-	-	-	-	(461,691)	(461,691)
Balance April 30, 2008	167,650	$168	8,816,216	$8,816	$2,285,677	$(20,500)	$(4,040,563)	$(1,766,402)

Net loss for the period ended July 31, 2008	-	-	-	-	-	-	(108,551)	(108,551)
Balance, July 31, 2008	167,650	$168	8,816,216	$8,816	$2,285,677	$(20,500)	$(4,149,114)	$(1,874,953)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Cash Flows
For the Three Months Ended July 31, 2008
and for the Period from inception (April 26, 2006) to July 31, 2008

		Period form	Period form
	Three Months	inception	inception
	ended	(April 26, 2006)	(April 26, 2006)
	July 31, 2008	to April 30, 2008	to July 31, 2008

Net loss
	$(108,551)	$(991,080)	$(1,099,631)
Cash flows from operating activities:

  Adjustments to reconcile net loss to cash used in operating activities:

25% minority interest in net profit of consolidated affiliate	-	122	122
Common stock issued for consulting fees and services	-	52,500	52,500
Changes in operating assets and liabilities:
  Increase in accounts and accrued expenses payable
	88,675	516,106	604,781
Increase in deferred rent expense	1,622	29,450	31,072
  Increase in accrued interest
	12,923	90,594	103,517
     Net cash used in operating activities
	(5,331)	(302,308)	(307,639)

Cash flow from investing activities:
Net cash acquired in acquisition of Miami Renaissance Group, Inc.	-	2,451	2,451
Cost paid in acquiring pending liquor license	-	(89,964)	(89,964)
Acquisition of leasehold improvements	-	(80,469)	(80,469)
Net cash provided by investing activities	-	(167,982)	(167,982)

Cash flows from financing activities:

Proceeds from issuance of convertible notes payable, related party	-	80,823	80,823
Proceeds from issuance of convertible notes payable, officers	5,844	188,711	194,555
Common stock issued for cash	-	199,000	199,000
Return of capital contributions to limited partners of 75% owned affiliates	-	(125,000)	(125,000)
  Decrease in restricted cash
	-	126,914	126,914
     Net cash provided by financing activities
	5,844	470,448	476,292

Net (decrease) increase in cash	513	158	671

Cash at beginning of year
	158	-	-
Cash at the end of the year
	$671	158	671

Supplementary disclosure of non-cash transactions:
Cash paid during the year for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash operating, investing and financing activities:

Net assets (liabilities) acquired as part of acquisition of
Miami Renaissance Group, Inc. and its
partnership subsidiary, Miami Renaissance Partners, Ltd.

Assets acquired:
Cash	$-	$2,451	$2,451
Restricted cash	-	126,914	126,914
Subscription receivable from Miami Renaissance Group Inc's
shareholders on their stock	-	20,500	20,500
Leasehold improvements	-	309,904	309,904
Legal fees paid for pending liquor license	-	3,500	3,500
	-	463,269	463,269
Liabilities acquired:
Accounts and accrued expenses payable	-	354,556	354,556
Convertible notes payable
Officers	-	479,084	479,084
Related parties	-	327,774	327,774
Accrued interest expense payable	-	18,382	18,382
Deferred rent expense	-	51,629	51,629
Minority interest	-	125,000	125,000
	-	1,356,425	1,356,425
	$-	$(893,156)	$(893,156)

Change in Company's Stockholders' Equity:
Preferred stock issued at par value	$-	168	168
Common stock issued at par value	-	4,635	4,635
Increase in additional paid-in capital resulting from
difference in value of shares at par exchanged by Company	-	15,697	15,697
Accumulated deficit of MRG at April 25, 2006	-	(913,656)	(913,656)
	$-	$(893,156)	$(893,156)

Restricted stock issued in exchange for architectural services capitalized as leasehold improvements:
Cost added to leasehold improvements as an asset	$-	$40,000	$40,000

Credited to stockholders' deficit:
Common stock	-	200	200
Additional paid-in capital	-	39,800	39,800
	$-	$40,000	$40,000

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

During June and July of 2006, MRP returned the $125,000 of cash contributions received from the limited partners.

Note 4 – INCOME TAXES

The significant components of the Company's deferred tax assets are as follows:

	July 31, 2008	April 30, 2007
Net operating loss carryforward	$1,410,699	$1,216,816
Less valuation allowance	(1,410,699)	(1,216,816)
Net deferred tax assets	$0	$0

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

The Company incurred no federal or state income tax expense for the three months ended July 31, 2008 and 2007, and for period from inception (April 26, 2006) to April 30, 2008, and utilized no tax carry forward losses.

As of July 31, 2008 the Company has available net operating loss carry forwards of $4,040,563 that expire through 2029. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization.

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

As of July 31, 2008 and April 30, 2008, the Company had recorded $19,031 and $16,607 of accrued interest on the convertible notes payable to related party, respectively. Interest expense on this note was $2,424 and $2,424 for the three months ended July 31, 2008 and 2007, respectively, and $ 19,031 for the period from inception (April 26, 2006) to July 31, 2008.

Note 6 – Convertible Notes Payable to Officers

Convertible notes payable to officers are as follows:

Holder	Terms	July 31, 2008 Balance	April 30, 2007 Balance
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$54,104 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	$54,104	$54,104
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$4,140 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	4,140	4,140
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$1,463 note which accrues interest at 6% per annum and is due April 30, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	1,463	1,463
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$6,500 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	6,500	6,500
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$570 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	570	570
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$2,170 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,170	2,170
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$5,910 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	5,910	5,910
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$280 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	280	--
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$4,110 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	4,110	--
Ivo Heiden, Shareholder	$5,515 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	5,515	5,515
Ivo Heiden, Shareholder	$4,750 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	4,750	4,750
Ivo Heiden, Shareholder	$4,185 note which accrues interest at 10% per annum and was due February 3, 2006. The note is convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	4,185	4,185
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$125 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	125	125
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$2,005 note which accrues interest at 6% per annum and was due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	2,005	2,005
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$176 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	$176	$176
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$360 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	360	360
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$3,590 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	3,590	3,590
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$29,980 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	29,980	29,980
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$1,600 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	1,600	1,600
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$2,100 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	2,100	2,100
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$2,112 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	2,112	2,112
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$3,900 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	3,900	3,900
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$1,600 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	1,600	1,600
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$660 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	660	-
Aaron Goldstein, a Director (Secretary) and shareholder	$134,737 note which accrues interest at 6% per annum and is due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	134,737	134,737
Aaron Goldstein, a Director (Secretary) and shareholder	$10,000 note which accrues interest at 6% per annum and was due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	10,000	10,000
Aaron Goldstein, a Director (Secretary) and shareholder	$75,000 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	75,000	75,000
Aaron Goldstein, a Director (Secretary) and shareholder	$2,000 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	2,000	2,000
Aaron Goldstein, a Director (Secretary) and shareholder	$13,000 note which accrues interest at 6% per annum and is due January 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	13,000	13,000
Aaron Goldstein, a Director (Secretary) and shareholder	$179,523 note which accrues interest at 6% per annum and is due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	179,523	179,523
Aaron Goldstein, a Director (Secretary) and shareholder	$5,097 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	5,097	5,097
Aaron Goldstein, a Director (Secretary) and shareholder	$15,000 note which accrues interest at 6% per annum and is due April 30, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	15,000	15,000
Aaron Goldstein, a Director (Secretary) and shareholder	$2,800 note which accrues interest at 6% per annum and is due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	2,800	2,800
Aaron Goldstein, a Director (Secretary) and shareholder	$33,000 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	33,000	33,000
Aaron Goldstein, a Director (Secretary) and shareholder	$66,000 note which accrues interest at 6% per annum and was due October 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2008.	60,000	60,000
Aaron Goldstein, a Director (Secretary) and shareholder	$15,233 note which accrues interest at 6% per annum and is due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	15,233	15,233
		688,089	682,245
	Less: current portion	688,089	682,245
		$-	$-

As of July 31, 2008 future maturities of debt for the next two years are as follows:

Years ending July 31:
2009	688,089

As of July 31, 2008 and April 30, 2007, the Company had recorded $112,538 and $102,040 of accrued interest on the convertible notes payable to officers, respectively. Interest expense on these notes was $10,498 and $9,401 for three months ended July 31, 2008 and 2007, respectively, and $85,265 for the period from inception (April 26, 2006) to July 31, 2008.

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

[4] 5 Year Table of obligations under leases:

The minimum future obligations for rent under agreements outlined in [2] are as follows:

Years Ending July 31,	Amounts
2009	230,756
2010	237,678
2011	244,806
2012	252,150
2013	259,712
Thereafter	221,810
$1,446,912

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