Form 10-Q/A
period 2008-07-31
EAST COAST DIVERSIFIED CORP
filed 2008-09-19
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q/A
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

On July 31, 2008, the Registrant had 8,816,216 shares of common stock, par value $0.001 outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES.	6

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	6
ITEM 1A.	RISK FACTORS	6
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	6
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	6
ITEM 5.	OTHER INFORMATION.	6
ITEM 6.	EXHIBITS.	6

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

/s/ Richard Margulies
Richard Margulies
   Chief Executive Officer
  Dated: September 19, 2008

/s/ Frank Rovito
Frank Rovito
   Chief Financial Officer
   Dated: September 19, 2008

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

During June and July of 2006, MRP returned the $125,000 of cash contributions received from the limited partners.

Note 4 – INCOME TAXES

The significant components of the Company's deferred tax assets are as follows:

	July 31, 2008	April 30, 2008
Net operating loss carryforward	$1,410,699	$1,373,791
Less valuation allowance	(1,410,699)	(1,373,791)
Net deferred tax assets	$0	$0

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

As of July 31, 2008 the Company has available net operating loss carry forwards of $4,149,114 that expire through 2029. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization.

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

As shown in the accompanying consolidated financial statements, the Company had incurred cumulative losses of $4,149,114 from inception. The Company's existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of convertible notes payable.

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