Form 10-Q
period 2008-10-31
EAST COAST DIVERSIFIED CORP
filed 2008-12-22
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

OR

☒                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On December 14, 2008, the Registrant had 30,081,216 shares of common stock, par value $0.001 outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION.	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES.	6

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	6
ITEM 1A.	RISK FACTORS	6
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	6
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	6
ITEM 5.	OTHER INFORMATION.	6
ITEM 6.	EXHIBITS.	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and six-month periods ended October 31, 2007 and 2006 are attached to this quarterly report.

Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION Back to Table of Contents

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

Overview

The Company has not generated any revenues from its operations during the three and six month period ended October 31, 2008 and 2007.

General and Administrative Expenses

During the three and six-month period ended October 31, 2008, the Company had operating expenses of $98,050 and $193,616 compared to $114,059 and 209,402 during the same periods in the prior year. Our operating expenses consist mainly of professional fees, general and administrative expenses.

Interest Expense

We had interest expenses during the three and six-month period ended Ocotber 31, 2008 of $13,003 and $25,988, respectively. Our interest expenses for the three and six months ended Ocotber 31, 2007 were $11,927 and $23,752, respectively. We recorded a gain on the settlement of liabilities of $79,339 during the three-months ended October 31, 2008.

Net Loss

Our net loss during the three and six-month period ended Ocotber 31, 2008 was $31,714 and $140,265, respectively, as compared to net loss of $125,986 and $233,154 during the same periods in the prior year.

Liquidity and Capital Resources

While we are dependent upon interim funding provided by management and/or affiliated parties to pay professional fees and expenses, we have no written finance agreement with management and/or affiliated parties to provide any continued funding. However, we may need to raise additional funds through a the issuance of debt or equity securities if additional funds are required to execute our business plan. During the six-month period ended October 31, 2008, we received proceeds of $13,549 through the issuance of convertible notes to management.

At October 31, 2008, we had $321 in current assets and had $1,974,163 in current liabilities. On October 31, 2008, our negative working capital was $1,973,842. We had $524,158 in total assets and $2,385,703 in total liabilities at October 31, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of October 31, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

On September 12, 2008, the Board of Directors agreed to convert all 167,650 issued and outstanding preferred shares of the Company into 16,765,000 shares of common stock at a ratio of 100 shares of common stock for each share of preferred stock. For each of the above issuances of shares of common stock, we relied upon Section 4(2) of the Securities Act of 1933, as amended, as the basis for the exemption from registration requirements and there was no public solicitation involved.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-QSB or incorporated by reference herein.

Exhibit No.	Description
31	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Frank Rovito
Frank Rovito
   Chief Executive Officer and Chief Financial Officer
   Dated: December 22, 2008

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Balance Sheets
October 31, 2008 and April 30, 2008

	October 31, 2008	April 30, 2008 (Audited)
ASSETS
Current assets:
Cash and equivalents	$321	$158
Total current assets	321	158

Leasehold improvements, (net of accumulated amortization of $0)	430,373	430,373

Other assets:
Cost of liquor license	93,464	93,464
Total other assets	93,464	93,464

Total assets	$524,158	$523,995

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts and accrued expenses payable	$1,052,971	$999,706
Current portion, convertible notes payable, officers	695,794	682,245
Current portion, convertible note payable, related party	80,823	80,823
Accrued interest	144,575	118,648
Total current liabilities	1,974,163	1,881,422

Non-current liabilities:
Convertible note payable, related party	327,774	327,774
Deferred rent expense	83,766	81,079
Total non-current liabilities	411,540	408,853

Total liabilities	2,385,703	2,290,275

Minority interest in Miami Renaissance Partners, Ltd., a partnership subsidiary	122	122

Stockholders' deficit:
Preferred stock, par value 0.001 par value, 1,000,000 authorized
none and 167,650 issued and outstanding, respectively	-	168
Common stock, $0.001 par value, 74,000,000 shares authorized;
30,081,216 and 8,816,216 shares issued and outstanding, respectively	30,081	8,816
Additional paid-in capital	2,309,580	2,285,677
Accumulated deficit	(4,180,828)	(4,040,563)
Less: stock subscription receivable	(20,500)	(20,500)
Total stockholders' deficit	(1,861,667)	(1,766,402)
Total liabilities and stockholders' deficit	$524,158	$523,995

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Statements of Operations (During the Development Stage)

	Three Months	Three Months		Six Months		Six Months
	ended	ended		ended		ended
	October 31, 2008	October 31, 2007		October 31, 2008		October 31, 2007

Revenues	$-	$-	$		$
Operating expenses:
Consulting fees and services
satisfied by issuance of common stock	-	-		-		-
Selling, general and administrative	98,050	114,059		209,402		209,402
Total operating expenses	98,050	114,059		209,402		209,402
Net loss from operations during development stage	(98,050)	(114,059)		(209,402)		(209,402)

Other income (expenses):
Interest income	-	-		-		-
Gain on settlement of accrued liabilities	79,339	-		79,339		-
Interest expense	(13,003)	(11,927)		(25,988)		(23,752)
Total other expenses	66,336	(11,927)		53,351		(23,752)

Net loss before minority interest	(31,714)	(125,986)		(140,265)		(233,154)
Add (less): 25% minority interest
in net profit (loss) of affiliate	-	-		-		-
Net loss after minority interest	$(31,714)	$(125,986)		$(140,265)		$(233,154)

Basic and diluted net loss
per weighted-average shares
of common stock outstanding	$(0.001)	$(0.015)		$(0.009)		$(0.028)

Weighted average number of shares
of common stock outstanding	$18,109,857	8,313,378		14,710,319		8,313,378

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Stockholders' Deficit (During Development Stage)
For the Period from inception (April 26, 2006) to October 31, 2008

					Additional	Stock		Total
	Preferred		Common		Paid-in	Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	deficit

Balance April 30, 2004	-	$-	2,636,216	$2,636	$1,980,025	$-	$(2,075,474)	$(92,813)
Net loss for the year ended April 30, 2005	-	-	-	-	-	-	(60,353)	(60,353)
Balance April 30, 2005	-	-	2,636,162	2,636	$1,980,025		(2,135,827)	(153,166)

Miami Renaissance Group's share
exchange for Registrant's shares	167,650	168	4,635,000	4,635	15,697	(20,500)	(913,656)	(913,656)
Net loss for the year ended April 30, 2006	-	-	-	-	-	-	(21,643)	(21,643)
Balance April 30, 2006	167,650	$168	7,271,216	$7,271	$1,995,722	$(20,500)	$(3,071,126)	$(1,088,465)

Common stock issued for cash	-	-	995,000	995	198,005	-	-	199,000
Common stock issued for services,
including $40,000 capitalized
as leasehold improvements	-	-	550,000	550	91,950	-	-	92,500
Net loss for the yer ended April 30, 2007	-	-	-	-	-	-	(507,746)	(507,746)
Balance April 30, 2007	167,650	$168	8,816,216	$8,816	$2,285,677	$(20,500)	$(3,578,872)	$(1,304,711)

Net loss for the yer ended April 30, 2008	-	-	-	-	-	-	(461,691)	(461,691)
Balance April 30, 2008	167,650	$168	8,816,216	$8,816	$2,285,677	$(20,500)	$(4,040,563)	$(1,766,402)

Preferred shares converted to common	(167,650)	(168)	16,765,000	16,765	(16,567)	-	-	-
Common stock issued on settlement	-	-	4,500,000	4,500	40,500	-	-	45,000
of accrued expenses
Net loss for the period ended October 31, 2008	-	-	-	-	-	-	(140,265)	(140,265)
Balance, October 31, 2008	-	$-	30,081,216	$30,081	$2,309,580	$(20,500)	$(4,180,828)	$(1,861,667)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Cash Flows (During the Development Stage)
For the six months ended October 31, 2008 and for the Period from inception (April 26, 2006) to October 31, 2008

		For the Period	Period from
	Six Months	From Inception	Inception
	Ended	(April 26, 2006) to	(April 26, 2006) to
	October 31, 2008	April 30, 2008	October 31, 2008

Net loss	$(140,265)	$(991,080)	$(1,131,345)
Cash flows from operating activities:
Adjustments to reconcile net loss to cash used in operating activities:
Minority interest income 25% minority interest in net profit of affiliate	-	122	122
Common stock issued for consulting fees and services	-	52,500	52,500
Common stock issued on settlement of accrued expenses	45,000	-	45,000
Changes in operating assets and liabilities:
Increase in accounts and accrued expenses payable	53,265	516,106	569,371
Increase in deferred rent expense	2,687	29,450	32,137
Increase in accrued interest	25,927	90,594	116,521
Net cash used in operating activities	(13,386)	(302,308)	(315,694)

Cash flows from investing activities:
Net cash acquired in acquisition of Miami Renaissance Group, Inc.	-	2,451	2,451
Costs paid in acquiring pending liquor license	-	(89,964)	(89,964)
Acquisition of leasehold improvements	-	(80,469)	(80,469)
Net cash (used in) provided by investing activities	-	(167,982)	(167,982)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, related party	-	80,823	80,823
Proceeds from issuance of convertible notes payable, officers	13,549	188,711	202,260
Common stock issued for cash	-	199,000	199,000
Return of capital contributions to limited partners of 75% owned affiliate	-	(125,000)	(125,000)
Decrease in restricted cash	-	126,914	126,914
Net cash provided by financing activities	13,549	470,448	483,997

Net (decrease) increase in cash	163	158	321
Cash at the beginning of the period	158	-	-
Cash at end of period	$321	$158	$321

Supplementary disclosure of non-cash transactions:
Cash paid during the year for:		-	-	-
Interest expenses		-	-	-
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

During June and July of 2006, MRP returned the $125,000 of cash contributions received from the limited partners.

Note 4 – Income Taxes

The significant components of the Company's deferred tax assets are as follows:

	October 31, 2008	April 30, 2008
Net operating loss carryforward	$1,421,482	$1,373,791
Less valuation allowance	(1,421,482)	(1,373,791)
Net deferred tax assets	$0	$0

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

The Company incurred no federal or state income tax expense for the three months ended October 31, 2008 and 2007, and for period from inception (April 26, 2006) to October 31, 2008, and utilized no tax carry forward losses.

As of October 31, 2008 the Company has available net operating loss carry forwards of $4,180,828 that expire through 2029. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization.

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

In the event that the Landlord-Holder Brickell did not convert the principal or adjusted principal of the debt to common stock of the Company the note was to be payable in 24 equal monthly installments commencing on June 15, 2006, together with any rent and real estate taxes due on the leased property. In the event of a failure to pay the note or an inability on the part of Brickell to exercise its conversion rights, the principal of the note was to become immediately due and payable together with interest thereon at the rate 6% per annum from the original date of the note. The parties to the convertible note have mutually agreed to extend the time of payment and adjust the date when Brickell may elect to exercise its conversion rights from June 15, 2006 to October 31, 2009. Accordingly, this debt has been presented as a non-current liability at October 31, 2008.

Brickell is a related party, as described in Note 7.

On October 31, 2006, in consideration for cash proceeds of a loan from James Goldstein, the Company issued a $80,823 convertible note payable to him that accrues interest at 12% per annum and was due on October 31, 2007. The loan holder has agreed to extend the maturity date of the obligation to January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.

James Goldstein is a related party, as described in Note 7.

As of July 31, 2008 and April 30, 2008, the Company had recorded $21,457 and $16,607 of accrued interest on the convertible notes payable to related party, respectively. Interest expense on this note was $4,849 and $4,849 for the six months ended October 31, 2008 and 2007, respectively, and $21,457 for the period from inception (April 26, 2006) to October 31, 2008.

Note 6 – Convertible Notes Payable to Officers

Convertible notes payable to officers are as follows:

Holder	Terms	October 31, 2008 Balance	April 30, 2007 Balance
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$54,104 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	$54,104	$54,104
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$4,140 note which accrues interest at 6% per annum and was due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	4,140	4,140
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$1,463 note which accrues interest at 6% per annum and is due April 30, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	1,463	1,463
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$6,500 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	6,500	6,500
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$570 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	570	570
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$2,170 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,170	2,170
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$5,910 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	5,910	5,910
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$280 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	280	--
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$4,205 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	4,205	--
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$4,110 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	4,110	--
Ivo Heiden, Shareholder	$5,515 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	5,515	5,515
Ivo Heiden, Shareholder	$4,750 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	4,750	4,750
Ivo Heiden, Shareholder	$4,185 note which accrues interest at 10% per annum and was due February 3, 2006. The note is convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	4,185	4,185
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$125 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	125	125
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$2,005 note which accrues interest at 6% per annum and was due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	2,005	2,005
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$176 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	$176	$176
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$360 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	360	360
Richard Margulies, President/CEO and Chairman of the Board of Directors and shareholder	$3,590 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	3,590	3,590
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$29,980 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	29,980	29,980
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$1,600 note which accrues interest at 6% per annum and was due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	1,600	1,600
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$2,100 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	2,100	2,100
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$2,112 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	2,112	2,112
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$3,900 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	3,900	3,900
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$1,600 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	1,600	1,600
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$660 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	660	-
Frank Rovito, CFO, and a Director (Treasurer) and shareholder	$1,000 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	1,000	-
Aaron Goldstein, a Director (Secretary) and shareholder	$134,737 note which accrues interest at 6% per annum and was due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	134,737	134,737
Aaron Goldstein, a Director (Secretary) and shareholder	$10,000 note which accrues interest at 6% per annum and was due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	10,000	10,000
Aaron Goldstein, a Director (Secretary) and shareholder	$75,000 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	75,000	75,000
Aaron Goldstein, a Director (Secretary) and shareholder	$2,000 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	2,000	2,000
Aaron Goldstein, a Director (Secretary) and shareholder	$13,000 note which accrues interest at 6% per annum and was due January 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	13,000	13,000
Aaron Goldstein, a Director (Secretary) and shareholder	$179,523 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	179,523	179,523
Aaron Goldstein, a Director (Secretary) and shareholder	$5,097 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	5,097	5,097
Aaron Goldstein, a Director (Secretary) and shareholder	$15,000 note which accrues interest at 6% per annum and was due April 30, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	15,000	15,000
Aaron Goldstein, a Director (Secretary) and shareholder	$2,800 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	2,800	2,800
Aaron Goldstein, a Director (Secretary) and shareholder	$33,000 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	33,000	33,000
Aaron Goldstein, a Director (Secretary) and shareholder	$794 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	794	33,000
Aaron Goldstein, a Director (Secretary) and shareholder	$2,500 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,500	33,000

Aaron Goldstein, a Director (Secretary) and shareholder	$66,000 note which accrues interest at 6% per annum and was due October 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	60,000	60,000
Aaron Goldstein, a Director (Secretary) and shareholder	$15,233 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	15,233	15,233
		695,794	682,245
	Less: current portion	695,794	682,245
		$-	$-

As of October 31, 2008 future maturities of debt for the next two years are as follows:

Years ending October 31:
2009	695,794

As of October 31, 2008 and April 30, 2007, the Company had recorded $123,118 and $102,040 of accrued interest on the convertible notes payable to officers, respectively. Interest expense on these notes was $21,139 and $18,903 for six months ended October 31, 2008 and 2007, respectively, and $95,843 for the period from inception (April 26, 2006) to october 31, 2008.

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

For the period during the development stage of MRG (February 25, 2004) through October 31, 2008, MRG incurred $1,564,897 of rent and real estate taxes under the lease, of which basic rent incurred to Brickell totaled $1,039,294. The Company’s Consolidated Statements of Operations for each of the six months ended October 31, 2008 and 2007 includes $116,933 of basic rent, and $55,852 of real estate taxes incurred by MRG under the lease.

The sub-landlord for the office lease, Comp Tech Technologies, is a company principally owned by Frank Rovito, an officer and director of the Company. For the period from February 25, 2004 to October 31, 2008, MRG incurred $63,600 of rent expense under the sublease. The Company’s Consolidated Statements of Operations for each of the six months ended October 31, 2008 and 2007, $3,600 of rent expense incurred by MRG under the sublease. On October 31, 2008 the Company terminated the sub-lease agreement with Comp Tech Technologies, Inc.

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

Preferred shares converted to common

On September 12, 2008, the Board of Directors of the Company adopted resolutions calling for the Corporation’s acceptance and for  the conversion of all the 167,650 issued and outstanding preferred stock of the Company into common stock at the ratio of 100 shares of common stock for each share of preferred stock as set forth in the schedule below.

Based upon the conversion by holder’s of the Company’s preferred stock as set forth on the schedule below, a total of 16,045,000 restricted shares of common stock of the Company to the Company’s affiliates and 720,000 shares to Robert Margulies, a non- affiliate as follows:

Name	Number of Preferred Shares Being Converted	Number of Shares of Common Stock to be Issued
Richard Margulies	78,700	7,870,000
Aaron M. Goldstein	78,700	7,870,000
Frank Rovito	3,050	305,000
Robert Margulies (Non-Affiliate)	7,200	720,000
Total	167,650	16,765,000

Common stock issued on settlement of accrued expenses

On September 12, 2008 the Board of Directors of the Company agreed and resolved to convert and as a result to issue 4,500,000 shares of the Company’s common stock in consideration of certain amounts of accrued and deferred compensation due and payable to 3 shareholders for an amount of $115,000. This resulted in the recognition of a gain reflected in the Statement of Operations for the period ended September 30, 2008 in the amount of $79,339.

Note 9 – Going Concern

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company had incurred cumulative losses of $4,180,828 from inception. The Company's existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of convertible notes payable.

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

[3] In February 2004, MRG entered into a sublease with a related party for office space in Edison, NJ for $1,200 per month. Since the lease expiration in October 2004, the Company has continued to lease the space under a month-to-month arrangement. Management does not consider use of this office space essential to business operations. On October 31, 2008 the Company terminated the sub-lease agreement with Comp Tech Technologies, Inc.

[4] 5 Year Table of obligations under leases:

The minimum future obligations for rent under agreements outlined in [2] are as follows:

Years Ending October 31,	Amounts
2009	232,478
2010	239,451
2011	246,633
2012	254,031
2013	261,650
Thereafter	155,267
$1,389,510

PENDING SALE OF MRG SUBSIDIARY TO CERTAIN AFFILIATED PARTIES

On February 8, 2008, the Company's board of directors approved the sale of MRG to certain affiliated parties. The decision to sell MRG was based mainly due to lack of funding availability and restrictions in building permits issuance in Miami, which have been in place for some time. The board decided to solicit shareholder approval to divest MRG. Management expects the sale of MRG to be completed by December 31, 2008.