Form 10-Q
period 2009-01-31
EAST COAST DIVERSIFIED CORP
filed 2009-03-23
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

On January 31, 2009, the Registrant had 30,081,216 shares of common stock, par value $0.001 outstanding.

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

The Registrant's financial statements for the three and nine-month periods ended January 31, 2009 and 2008 are attached to this quarterly report.

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

Overview

The Company has not generated any revenues from its operations during the three and nine-month periods ended January 31, 2009 and 2008.

General and Administrative Expenses

During the three and nine-month period ended January 31, 2009, the Company had operating expenses of $95,086 and $288,702 compared to $98,645 and 308,047 during the same periods in the prior year. Our operating expenses consist mainly of professional fees, general and administrative expenses.

Interest Expense

We had interest expenses during the three and nine-month period ended January 31, 2009 of $13,153 and $39,141, respectively. Our interest expenses for the three and nine months ended January 31, 2008 were $12,255 and $36,007, respectively. We recorded a gain on the settlement of liabilities of $79,339 during the three-months ended October 31, 2008.

Net Loss

Our net loss during the three and nine-month period ended January 31, 2009 was $108,239 and $248,504, respectively, as compared to net loss of $110,900 and $344,054 during the same periods in the prior year.

Liquidity and Capital Resources

While we are dependent upon interim funding provided by management and/or affiliated parties to pay professional fees and expenses, we have no written finance agreement with management and/or affiliated parties to provide any continued funding. However, we may need to raise additional funds through a the issuance of debt or equity securities if additional funds are required to execute our business plan. During the nine-month period ended January 31, 2009, we received proceeds of $21,974 through the issuance of convertible notes to management.

On January 31, 2009, we had $51 in current assets and had $2,408,840 in current liabilities. On January 31, 2009, our negative working capital was $2,408,789. We had $523,888 in total assets and $2,493,672 in total liabilities on january 31, 2009.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of January 31, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   Dated: March 23, 2009

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Balance Sheets
January 31, 2009 and April 30, 2008

	January 31, 2009	April 30, 2008 (Audited)
ASSETS
Current assets:
Cash and equivalents	$51	$158
Total current assets	51	158

Leasehold improvements, (net of accumulated amortization of $0)	430,373	430,373

Other assets:
Cost of liquor license	93,464	93,464
Total other assets	93,464	93,464

Total assets	$523,888	$523,995

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts and accrued expenses payable	$1,138,298	$999,706
Current portion, convertible notes payable, officers	704,219	682,245
Current portion, convertible note payable, related party	408,597	80,823
Accrued interest	157,726	118,648
Total current liabilities	2,408,840	1,881,422

Non-current liabilities:
Convertible note payable, related party	-	327,774
Deferred rent expense	84,832	81,079
Total non-current liabilities	84,832	408,853

Total liabilities	2,493,672	2,290,275

Minority interest in Miami Renaissance Partners, Ltd., a partnership subsidiary	122	122

Stockholders' deficit:
Preferred stock, par value 0.001 par value, 1,000,000 authorized
none and 167,650 issued and outstanding, respectively	-	168
Common stock, $0.001 par value, 74,000,000 shares authorized;
30,081,216 and 8,816,216 shares issued and outstanding, respectively	30,081	8,816
Additional paid-in capital	2,309,580	2,285,677
Accumulated deficit	(4,289,067)	(4,040,563)
Less: stock subscription receivable	(20,500)	(20,500)
Total stockholders' deficit	(1,969,906)	(1,766,402)
Total liabilities and stockholders' deficit	$523,888	$523,995

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Statements of Operations (During the Development Stage)

							For the Period	For the Period
	Three Months	Three Months		Nine Months		Nine Months	From Inception	From Inception
	ended	ended		ended		ended	(April 26, 2006)	(April 26, 2006)
	January 31, 2009	January 31, 2008		January 31, 2009		January 31, 2008	to April 30, 2008	to January 31, 2009

Revenues	$-	$-	$		$		$-	$-
Operating expenses:
Consulting fees and services
satisfied by issuance of common stock	-	-		-		-	52,500	52,500
Selling, general and administrative	95,086	98,645		288,702		308,047	847,691	1,136,393
Total operating expenses	95,086	98,645		288,702		308,047	900,191	1,188,893
Net loss from operations during development stage	(95,086)	(98,645)		(288,702)		(308,047)	(900,191)	(1,188,893)

Other income (expenses):
Interest income	-	-		-		-	544	544
Gain on settlement of accrued liabilities	-	-		79,339		-	-	79,339
Interest expense	(13,153)	(12,255)		(39,141)		(36,007)	(91,311)	(130,452)
Total other expenses	(13,153)	(12,255)		40,198		(36,007)	(90,767)	(50,569)

Net loss before minority interest	(108,239)	(110,900)		(248,504)		(344,054)	(990,958)	(1,239,462)
Add (less): 25% minority interest
in net profit (loss) of affiliate	-	-		-		-	(122)	(122)
Net loss after minority interest	$(108,239)	$(110,900)		$(248,504)		$(344,054)	$(991,080)	$(1,239,584)

Basic and diluted net loss
per weighted-average shares
of common stock outstanding	$(0.004)	$(0.013)		$(0.013)		$(0.041)	$(0.119)	$(0.132)

Weighted average number of shares
of common stock outstanding	$30,081,216	8,313,378		19,833,952		8,313,378	$(8,313,378)	$(9,340,788)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Stockholders' Deficit (During Development Stage)
For the Period from inception (April 26, 2006) to January 31, 2009

					Additional	Stock		Total
	Preferred		Common		Paid-in	Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	deficit

Balance April 30, 2004	-	$-	2,636,216	$2,636	$1,980,025	$-	$(2,075,474)	$(92,813)
Net loss for the year ended April 30, 2005	-	-	-	-	-	-	(60,353)	(60,353)
Balance April 30, 2005	-	-	2,636,162	2,636	$1,980,025		(2,135,827)	(153,166)

Miami Renaissance Group's share
exchange for Registrant's shares	167,650	168	4,635,000	4,635	15,697	(20,500)	(913,656)	(913,656)
Net loss for the year ended April 30, 2006	-	-	-	-	-	-	(21,643)	(21,643)
Balance April 30, 2006	167,650	$168	7,271,216	$7,271	$1,995,722	$(20,500)	$(3,071,126)	$(1,088,465)

Common stock issued for cash	-	-	995,000	995	198,005	-	-	199,000
Common stock issued for services,
including $40,000 capitalized
as leasehold improvements	-	-	550,000	550	91,950	-	-	92,500
Net loss for the yer ended April 30, 2007	-	-	-	-	-	-	(507,746)	(507,746)
Balance April 30, 2007	167,650	$168	8,816,216	$8,816	$2,285,677	$(20,500)	$(3,578,872)	$(1,304,711)

Net loss for the yer ended April 30, 2008	-	-	-	-	-	-	(461,691)	(461,691)
Balance April 30, 2008	167,650	$168	8,816,216	$8,816	$2,285,677	$(20,500)	$(4,040,563)	$(1,766,402)

Preferred shares converted to common	(167,650)	(168)	16,765,000	16,765	(16,567)	-	-	-
Common stock issued on settlement	-	-	4,500,000	4,500	40,500	-	-	45,000
of accrued expenses
Net loss for the period ended January 31, 2009	-	-	-	-	-	-	(248,504)	(248,504)
Balance, January 31, 2009	-	$-	30,081,216	$30,081	$2,309,580	$(20,500)	$(4,289,067)	$(1,969,906)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Cash Flows (During the Development Stage)
For the nine months ended January 31, 2009 and for the Period from inception (April 26, 2006) to January 31, 2009

		For the Period	Period from
	Nine Months	From Inception	Inception
	Ended	(April 26, 2006) to	(April 26, 2006) to
	January 31, 2009	April 30, 2008	January 31, 2009

Net loss	$(248,504)	$(991,080)	$(1,239,584)
Cash flows from operating activities:
Adjustments to reconcile net loss to cash used in operating activities:
Minority interest income 25% minority interest in net profit of affiliate	-	122	122
Common stock issued for consulting fees and services	-	52,500	52,500
Common stock issued on settlement of accrued expenses	45,000	-	45,000
Changes in operating assets and liabilities:
Increase in accounts and accrued expenses payable	138,592	516,106	654,698
Increase in deferred rent expense	3,753	29,450	33,203
Increase in accrued interest	39,078	90,594	129,672
Net cash used in operating activities	(22,081)	(302,308)	(324,389)

Cash flows from investing activities:
Net cash acquired in acquisition of Miami Renaissance Group, Inc.	-	2,451	2,451
Costs paid in acquiring pending liquor license	-	(89,964)	(89,964)
Acquisition of leasehold improvements	-	(80,469)	(80,469)
Net cash (used in) provided by investing activities	-	(167,982)	(167,982)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, related party	-	80,823	80,823
Proceeds from issuance of convertible notes payable, officers	21,974	188,711	210,685
Common stock issued for cash	-	199,000	199,000
Return of capital contributions to limited partners of 75% owned affiliate	-	(125,000)	(125,000)
Decrease in restricted cash	-	126,914	126,914
Net cash provided by financing activities	21,974	470,448	492,422

Net (decrease) increase in cash	(107)	158	51
Cash at the beginning of the period	158	-	-
Cash at end of period	$51	$158	$51

Supplementary disclosure of non-cash transactions:
Cash paid during the year for:		-	-	-
Interest expenses		-	-	-
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

MRG was incorporated in Florida in February 2004. MRG has been renting a facility in Miami, Florida to be renovated for the purpose of operating a combined restaurant, nightclub, and parking lot on the premises. MRG began the process of making renovations in 2004, soon after entering into a lease on the premises as described in Note 11. As of July 31, 2008, the renovations on the property were still in progress and the facility had not yet opened to the public. Management expects the completed facility to be open to the public in late 2009.

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

Florida Liquor License:

On August 24, 2006, the Company acquired a Florida liquor license for a purchase price of $89,000. At January 31, 2009, the cost of the acquired Liquor License, and related legal fees of $4,464 incurred to acquire it, have been capitalized in the Company’s Balance Sheet as an indefinite life intangible asset.

Impairment of long-lived assets:

The Company reviews the carrying value of both its long-lived and other intangible assets annually, and whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. At January 31, 2009, the Company’s evaluation determined that no provision for impairment of either its other intangible assets (the "Liquor License") or its Leasehold Improvements was required at that date.

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

During June and July of 2006, MRP returned the $125,000 of cash contributions received from the limited partners.

Note 4 – Income Taxes

The significant components of the Company's deferred tax assets are as follows:

	January 31, 2009	April 30, 2008
Net operating loss carryforward	$1,458,283	$1,373,791
Less valuation allowance	(1,458,283)	(1,373,791)
Net deferred tax assets	$0	$0

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

The Company incurred no federal or state income tax expense for the nine months ended January 31, 2009 and 2008, and for period from inception (April 26, 2006) to January 31, 2009, and utilized no tax carryforward losses.

As of January 31, 2009 the Company has available net operating loss carryforwards of $4,289,067 that expire through 2029. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization.

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

In the event that the Landlord-Holder Brickell did not convert the principal or adjusted principal of the debt to common stock of the Company the note was to be payable in 24 equal monthly installments commencing on June 15, 2006, together with any rent and real estate taxes due on the leased property. In the event of a failure to pay the note or an inability on the part of Brickell to exercise its conversion rights, the principal of the note was to become immediately due and payable together with interest thereon at the rate 6% per annum from the original date of the note. The parties to the convertible note have mutually agreed to extend the time of payment and adjust the date when Brickell may elect to exercise its conversion rights from June 15, 2006 to October 31, 2009. Accordingly, this debt has been presented as a current liability at January 31, 2009.

Brickell is a related party, as described in Note 7.

On October 31, 2006, in consideration for cash proceeds of a loan from James Goldstein, the Company issued a $80,823 convertible note payable to him that accrues interest at 12% per annum and was due October 31, 2007. The loan holder has agreed to extend the maturity date of the obligation to April 30, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.

James Goldstein is a related party, as described in Note 7.

As of January 31, 2009 and April 30, 2008, the Company had recorded $23,881 and $16,607 of accrued interest on the convertible notes payable to related party, respectively. Interest expense on this note was $7,274 and $7,274 for the nine months ended January 31, 2009 and 2008, respectively, and $ 23,881 for the period from inception (April 26, 2006) to January 31, 2009.

Note 6 – Convertible Notes Payable to Officers

Convertible notes payable to officers are as follows:

Holder	Terms	January 31, 2009 Balance	April 30, 2008 Balance
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$54,104 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	$54,104	$54,104
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$4,140 note which accrues interest at 6% per annum and was due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	4,140	4,140
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$1,463 note which accrues interest at 6% per annum and is due April 30, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	1,463	1,463
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$6,500 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	6,500	6,500
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$570 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	570	570
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$2,170 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	2,170	2,170
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$5,910 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	5,910	5,910
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$280 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	280	--
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$4,205 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	4,205	--
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$1,725 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	1,725	--
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$4,110 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	4,110	--
Ivo Heiden, Shareholder	$5,515 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	5,515	5,515
Ivo Heiden, Shareholder	$4,750 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	4,750	4,750
Ivo Heiden, Shareholder	$4,185 note which accrues interest at 10% per annum and was due February 3, 2006. The note is convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	4,185	4,185
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$125 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2009.	125	125
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$2,005 note which accrues interest at 6% per annum and was due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	2,005	2,005
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$176 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	$176	$176
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$360 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	360	360
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$3,590 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	3,590	3,590
Frank Rovito, CEO, CFO and shareholder	$29,980 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	29,980	29,980
Frank Rovito, CEO, CFO and shareholder	$1,600 note which accrues interest at 6% per annum and was due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	1,600	1,600
Frank Rovito, CEO, CFO and shareholder	$2,100 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	2,100	2,100
Frank Rovito, CEO, CFO and shareholder	$2,112 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	2,112	2,112
Frank Rovito, CEO, CFO and shareholder	$3,900 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	3,900	3,900
Frank Rovito, CEO, CFO and shareholder	$1,600 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	1,600	1,600
Frank Rovito, CEO, CFO and shareholder	$660 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	660	-
Frank Rovito, CEO, CFO and shareholder	$1,000 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	1,000	-
Aaron Goldstein, a Director (Secretary) and shareholder	$134,737 note which accrues interest at 6% per annum and was due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	134,737	134,737
Aaron Goldstein, a Director (Secretary) and shareholder	$10,000 note which accrues interest at 6% per annum and was due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	10,000	10,000
Aaron Goldstein, a Director (Secretary) and shareholder	$75,000 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	75,000	75,000
Aaron Goldstein, a Director (Secretary) and shareholder	$2,000 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	2,000	2,000
Aaron Goldstein, a Director (Secretary) and shareholder	$13,000 note which accrues interest at 6% per annum and was due January 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	13,000	13,000
Aaron Goldstein, a Director (Secretary) and shareholder	$179,523 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	179,523	179,523
Aaron Goldstein, a Director (Secretary) and shareholder	$5,097 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	5,097	5,097
Aaron Goldstein, a Director (Secretary) and shareholder	$15,000 note which accrues interest at 6% per annum and was due April 30, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	15,000	15,000
Aaron Goldstein, a Director (Secretary) and shareholder	$2,800 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	2,800	2,800
Aaron Goldstein, a Director (Secretary) and shareholder	$33,000 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	33,000	33,000
Aaron Goldstein, a Director (Secretary) and shareholder	$794 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	794	-
Aaron Goldstein, a Director (Secretary) and shareholder	$2,500 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,500	-
Aaron Goldstein, a Director (Secretary) and shareholder	$6,700 note which accrues interest at 6% per annum and was due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	6,700	-
Aaron Goldstein, a Director (Secretary) and shareholder	$66,000 note which accrues interest at 6% per annum and was due October 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	60,000	60,000
Aaron Goldstein, a Director (Secretary) and shareholder	$15,233 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to April 30, 2009.	15,233	15,233
		704,219	682,245
	Less: current portion	704,219	682,245
		$-	$-

As of January 31, 2009 future maturities of debt for the next two years are as follows:

Years ending October 31:
2010	704,219

As of January 31 2009 and April 30, 2008, the Company had recorded $133,845 and $102,040 of accrued interest on the convertible notes payable to officers, respectively. Interest expense on these notes was $31,804 and $28,546 for the nine months ended January 31, 2009 and 2008, respectively, and $106,570 for the period from inception (April 26, 2006) to January 31, 2009.

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

For the period during the development stage of MRG (February 25, 2004) through January 31, 2009, MRG incurred $1,651,291 of rent and real estate taxes under the lease, of which basic rent incurred to Brickell totaled $1,097,762. The Company’s Consolidated Statements of Operations for each of the nine months ended January 31, 2009 and 2008 includes $175,401 of basic rent, and $83,778 of real estate taxes incurred by MRG under the lease.

The sub-landlord for the office lease, Comp Tech Technologies, is a company principally owned by Frank Rovito, an officer and director of the Company. For the period from February 25, 2004 to January 31, 2009, MRG incurred $63,600 of rent expense under the sublease. The Company’s Consolidated Statements of Operations for the nine months ended January 31, 2009 and 2008 includes $7,200 and $10,800 of rent expense incurred by MRG under the sublease. On October 31, 2008 the Company terminated the sub-lease agreement with Comp Tech Technologies, Inc.

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

As shown in the accompanying consolidated financial statements, the Company had incurred cumulative losses of $4,289,067 from inception. The Company's existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of convertible notes payable.

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

[4] 5 Year Table of obligations under leases:

The minimum future obligations for rent under agreements outlined in [2] are as follows:

Years Ending January 31,	Amounts
2010	234,200
2011	241,224
2012	248,460
2013	255,912
2014	263,588
Thereafter	88,724
$1,332,108

PENDING SALE OF MRG SUBSIDIARY TO CERTAIN AFFILIATED PARTIES

On February 8, 2008, the Company's board of directors approved the sale of MRG to certain affiliated parties. The decision to sell MRG was based mainly due to lack of funding availability and restrictions in building permits issuance in Miami, which have been in place for some time. The board decided to solicit shareholder approval to divest MRG. Management expects the sale of MRG to be completed by April 30, 2009.