Form 10-K
period 2009-04-30
EAST COAST DIVERSIFIED CORP
filed 2009-08-13
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________________

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On August 12, 2009, the aggregate market value of the 86,489 common stock held by non-affiliates of the Registrant was approximately $6,054. On August 12, 2009, the Registrant had 7,260,639 shares of common stock outstanding, which reflects a 1 for 100 reverse stock split effective June 29, 2009.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

TABLE OF CONTENTS

Item ____	Description _________	Page ____

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 1A.	RISK FACTORS RELATED TO OUR BUSINESS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
PLAN OF OPERATION
ITEM 7A.	QUANTITATIVEAND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of East Coast Diversified Corporation (hereinafter the "Company", "We" or the "Registrant") discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-K that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

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

Business Development related to the divestiture of our operating subsidiary Miami Renaissance Group, Inc.

The board of directors of the Registrant considered a number of factors in deciding to sell its wholly-owned subsidiary, MRG. Those reasons included, among others: the forgiveness of ECDV debt in the amount of $1,051,471 by Certain Affiliated Persons; the poor business outlook for MRG’s entertainment facility because of ECDV’s inability of raising sufficient capital from the public market; the current and future competitive environment for MRG’s entertainment facility in Miami, Florida and the entertainment and real estate industries in Miami and Florida in general; the weak financial viability of MRG; the lack of full-time management and the deteriorating public market to raise necessary capital to further develop MRG’s business and fulfill its plan of operations. The divestiture was approved by a majority vote of the Registrant's voting shares at a special meeting held on April 25, 2008. As of April 30, 2009, the divestiture has not been completed. The Company expect the divestiture to be completed in the third quarter of 2009.

ITEM 1A. RISK FACTORS RELATED TO OUR BUSINESS

Investing in our common stock will provide an investor with an equity ownership interest. Shareholders will be subject to risks inherent in our Entertainment Center business. The performance of our shares will reflect the performance of our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss. An investor should carefully consider the following factors as well as other information contained in this current report on Form 10-K.

This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-K.

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

Possible Issuance of Additional Securities

Our Articles of Incorporation authorize the issuance of 74,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001. At the date of filing this annual report, we have 7,260,639 shares of common stock issued and outstanding, adjusted for a 1 for 100 reverse stock split effective June 29, 2009. We may issue additional shares of common stock in connection with any financing activities or as compensation for services. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of our equity securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is subject to quotation on the NASD OTCBB under the symbol ECDC. The Registran's common stock was subject to a 1 for 100 reverse stock split effective June 29, 2009. All stock prices below are adjusted to reflect the reverse stock split. To the best knowledge of the Registrant, there has been no liquid trading market for approximately the past three years. The following table shows the high and low bid prices for the Registrant's common stock during the last three fiscal years as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	High	Low	High	Low	High	Low
First Quarter ended July 31,	$0.25	$0.10	$0.45	$0.10	$0.001	$0.0001
Second Quarter ended October 31,	$0.18	$0.10	$0.20	$0.10	$0.01	$0.0001
Third Quarter ended January 31,	$0.23	$0.05	$0.10	$0.05	$0.01	$0.00
Fourth Quarter ended April 30,	$0.17	$0.10	$0.05	$0.05	$0.01	$0.00

Approximate Number of Holders of Common Stock: On April 30, 2009, there were approximately 222 shareholders of record of our common stock.

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

Equity Compensation Plans

We have no equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

Operating Results Data:	2009	2008
Revenues	$0	$0
Net loss	(369,743)	(461,691)
Net loss per basic common shareholder	(0.017)	(0.055)
Basic weighted average common shares	22,332,600	8,313,378

Financial Position Data:
Total assets	225	158
Total liabilities	2,615,085	1,881,422
Stockholders' deficit	(2,091,145)	(1,766,402)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS Back to Table of Contents

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

General and administrative expenses

During the year ended April 30, 2009, the Company had operating expenses of $396,972 compared to $413,663 in 2008.  Our operating expenses consist of professional fees, general and administrative expenses.

Operating Loss

Our operating loss was $369,743 in 2009 compared to $461,691 in 2008.

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

On April 30, 2009, we had total assets of $524,052 compared to $523,995 on April 30, 2008. We had current liabilities on April 30, 2009 and 2008 of $2,529,188 and $1,881,422, respectively. We had negative working capital of $2,528,933 on April 30, 2009, compared to $1,881,264 on April 30, 2008.

Net cash used in operations was $28,957 during year ended April 30, 2009, compared to $79,297 for the same period of the prior year. The cash used was primarily due to our net loss of $369,743, offset by non-cash compensation expenses of $45,000, an increase in accounts and accrued expenses payable of $238,920, increase in deferred rent of $4,818 and an increase in accrued interest of $52,048.

Net cash used in investing activities was zero during the year ended April 30, 2009 and 2008.

We had net cash provided from financing activities of $29,024, compared to net cash provided from financing activities of $77,385 during prior year. During the year ended April 30, 2009, we received proceeds of $29,024 through the issuance of convertible notes to related parties.

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

Off-Balance Sheet Arrangements

As of April 30, 2009 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

The Company leases its entertainment facility from Bricked North Investments, Inc. in which the father of Aaron Goldstein, who is an officer and director of the Company, has a controlling interest. See also footnote 5 in the financial statements.

Critical Accounting Policies

Recent Accounting Pronouncements

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially impact the Company’s results of operations or financial condition for the year ended April 30, 2009.

In June 2008, the Emerging Issues Task Force issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), which supersedes the definition in EITF 06-01, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment necessary for an End-Customer to Receive Service from a Service Provider” for periods beginning after December 15, 2008. The objective of EITF 07-05 is to provide guidance for determining whether an equity-linked financial instrument (or Embedded Feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in FASB 133, “Accounting for Derivative Instruments and Hedging Activities,” for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS 133 (“the paragraph 11(a) Exception”). EITF 07-05 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument is within the scope of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company has determined EITF 07-05 does not have a material impact on its consolidated financial position, results of operations and cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and did not expect to have a material impact on the Company’s results of operations, financial condition or cash flows.

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

ITEM 7A.  QUANTITATIVEAND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended April 30, 2009 and April 30, 2008 are attached to this annual report.

Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of April 30, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2008.

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

Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of April 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Name	Age	Title	Date Became Executive Officer
Frank Rovito	47	Chief Executive Officer and Chief Financial Officer and Director	04/2005
Aaron Miller Goldstein	28	Vice-President and Chairman of the Director	04/2005

All of the officers have held these positions and/or directorships with us since April 2005. Officers are not elected for a fixed term of office but hold office until their successors have been elected.

Frank Rovito, CEO and CFO and a Director. Since 2001 through the present, Mr. Rovito has served as officer and director of TransTech Development, Inc., a technology services and holding company. From July 2003 to July 2004, Mr. Rovito served as a business development specialist for MCI in New Jersey, offering corporate broadband services. Since 2002, he has served as CTO of Entertainment Arts, Inc., a public company involved in the entertainment and media industries. From 2002 through the present, Mr. Rovito has served as president and a director of Creative Gaming, Inc., a publicly-traded holding company. Mr. Rovito received his A.S. in Computer Science from Brooklyn College in 1983.

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the chief executive officer of the Company for the periods set forth below.

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Frank Rovito, CEO and CFO	2009	---	---	---	---	---	---
	2008	---	---	---	---	---	---
2007
Aaron Miller Goldstein, Vice-President	2009	---	---	---	---	---	---
2008
	2007	---	---	---	---	---	---

The Company has no employment agreement with any of its officers and directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's common stock. As of August 7, 2009, the Registrant had 7,260,639 shares (adjusted for a 1 for 100 reverse stock splitt effective June 29, 2009) of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Richard Margulies, 1475 West Cypress Creek Road, Suite 202 Ft. Lauderdale, FL 33309	1,008,530 shares	14.99%
Common Stock	Frank Rovito, CFO,CFO and Director 1475 West Cypress Road, Suite 202 Ft. Lauderdale, FL 33309	438,780 shares	6.04%
Common Stock	Aaron Goldstein, Vice-President and Director 1475 West Cypress Road, Suite 202 Ft. Lauderdale, FL 33309	5,648,040 shares	77.77%
Common Stock	All officers and directors as a group (2 people)	6,086,820 shares	83.82%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE Back to Table of Contents

See Note 5 and 6 in the Notes to the Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed KBL, LLP, Certified Public Accountants as independent public accountant for the fiscal year ending April 30, 2009 and 2008.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by KBL, LLP, for the audit of the Registrant's annual financial statements for the years ended April 30, 2009 and April 30, 2008, and fees billed for other services rendered by KBL, LLP during those periods.

Year Ended
	April 30, 2009	April 30, 2008
Audit fees (1)	$29,505	$30,000
Audit-related fees (2)	N/A	N/A
Tax fees (3)	N/A	N/A
All other fees	N/A	N/A
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
3(i)1	Articles of Incorporation of the Registrant, filed as an exhibit with the Registrant's Form 10-SB/12g on August 6, 2003.
3(i)1	By-Laws of the Registrant, filed as an exhibit with the Registrant's Form 10-SB/12g on August 6, 2003.
10.1	Share Exchange Agreement between the Registrant and Miami Renaissance Group, Inc. filed as exhibit 10.1 with the Registrant's Form 8-K on May 8, 2006.
31	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES Back to Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Frank Rovito
Principal Executive Officer and Principal Financial Officer
Dated: August 13, 2009
Edison, New Jersey

Financial Statements Back to Table of Contents

Registered Independent Auditors' Report Back to Table of Contents

To the Board of Directors and Stockholders
East Coast Diversified Corporation and Consolidated Affiliate
Edison, New Jersey

We have audited the accompanying balance sheets of East Coast Diversified Corporation and it’s subsidiaries (a development stage company), hereon referred to as "the Company," as of April 30, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended April 30, 2009 and 2008, and for the period from inception (April 26, 2006) to April 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of East Coast Diversified Corporation and it’s subsidiaries as of April 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended April 30, 2009 and 2008, and for the period from inception (April 26, 2006) to April 30, 2009, in conformity with accounting principles generally accepted in the United States.

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
August 12, 2009

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Balance Sheets
April 30, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash and equivalents	$225	$158
Total current assets	225	158

Leasehold improvements, (net of accumulated amortization of $0)	430,373	430,373

Other assets:
Restricted cash	-	-
Cost of liquor license	93,464	93,464
Total other assets	93,464	93,464

Total assets	$524,062	$523,995

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts and accrued expenses payable	$1,238,626	$999,706
Current portion, convertible notes payable, officers	711,269	682,245
Current portion, convertible note payable, related party	408,569	80,823
Accrued interest	170,696	118,648
Total current liabilities	2,529,188	1,881,422

Non-current liabilities:
Convertible note payable, related party	-	327,774
Deferred rent expense	85,897	81,079
Total non-current liabilities	85,597	408,853

Total liabilities	2,615,085	2,290,275

Minority interest in Miami Renaissance Partners, Ltd., a partnership subsidiary	122	122

Stockholders' deficit:
Preferred stock, par value 0.001 par value, 1,000,000 authorized
167,650 and 0 issued and outstanding, respectively	-	168
Common stock, $0.001 par value, 74,000,000 shares authorized;
30,081,216 and 8,816,216 shares issued and outstanding, respectively	30,081	8,816
Additional paid-in capital	2,309,580	2,285,677
Accumulated deficit	(4,410,306)	(4,040,563)
Less: stock subscription receivable	(20,500)	(20,500)
Total stockholders' deficit	(2,091,145)	(1,766,402)
Total liabilities and stockholders' deficit	$524,062	$523,995

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statements of Operations
8For the Years Ended April 30, 2009 and 2008
and for the Period from inception (April 26, 2006) to April 30, 2009

			Period form	Period form
			inception	inception
	Year ended	Year ended	(April 26, 2006)	(April 26, 2006)
	April 30, 2009	April 30, 2008	to April 30, 2008	to April 30, 2009

Revenues	$-	$-	-	$-
Operating expenses:
Consulting fees and services satisfied by
issuance of common stock	-	-	52,500	52,500
Selling, general and administrative	396,972	413,663	847,691	1,244,663
Total operating expenses	396,972	413,663	900,191	1,297,163
Net loss from operations during development stage	(396,972)	(413,663)	(900,191)	(1,297,163)

Other income (expenses):
Interest income	-	-	544	544
Gain on settlement of accrued liabilities	79,339	-	-	79,339
Interest expense	(52,110)	(48,028)	(91,311)	(143,421)
Total other income (expenses)	27,229	(48,028)	(90,767)	(63,538)

Net loss before minority interest	(369,743)	(461,691)	(990,958)	(1,360,701)
Add: 25% minority interest in net profit of
consolidated affiliate	-	-	(122)	(122)
Net loss after minority interest	$(369,743)	$(461,691)	(991,080)	$(1,360,823)

Basic and diluted net loss per weighted-average shares
of common stock outstanding	$(0.017)	$(0.055)	(0.119)	$(0.136)

Weighted average number of shares of common stock outstanding	22,332,600	8,313,378	8,313,378	10,006,051

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Stockholders' Deficit (During Development Stage)
For the Years Ended April 30, 2009 and 2008
and for the Period from inception (April 26, 2006) to April 30, 2009

					Additional	Stock		Total
	Preferred		Common		Paid-in	Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	deficit

Balance April 30, 2004	-	$-	2,636,216	$2,636	$1,980,025	$-	$(2,075,474)	$(92,813)
Net loss for the year ended April 30, 2005	-	-	-	-	-	-	(60,353)	(60,353)
Balance April 30, 2005	-	-	2,636,162	2,636	$1,980,025		(2,135,827)	(153,166)

Miami Renaissance Group's share
exchange for Registrant's shares	167,650	168	4,635,000	4,635	15,697	(20,500)	(913,656)	(913,656)
Net loss for the year ended April 30, 2006	-	-	-	-	-	-	(21,643)	(21,643)
Balance April 30, 2006	167,650	$168	7,271,216	$7,271	$1,995,722	$(20,500)	$(3,071,126)	$(1,088,465)

Common stock issued for cash	-	-	995,000	995	198,005	-	-	199,000
Common stock issued for services,
including $40,000 capitalized
as leasehold improvements	-	-	550,000	550	91,950	-	-	92,500
Net loss for the yer ended April 30, 2007	-	-	-	-	-	-	(507,746)	(507,746)
Balance April 30, 2007	167,650	$168	8,816,216	$8,816	$2,285,677	$(20,500)	$(3,578,872)	$(1,304,711)

Net loss for the yer ended April 30, 2008	-	-	-	-	-	-	(461,691)	(461,691)
Balance April 30, 2008	167,650	$168	8,816,216	$8,816	$2,285,677	$(20,500)	$(4,040,563)	$(1,766,402)
Preferred shares converted to common stock	(167,650)	(168)	16,767,000	16,765	(16,597)	-	-	-
Common stock issued on settlement of
accrued expenses	-	-	4,500,000	4,500	40,500	-	-	45,000
Net loss for the yer ended April 30, 2009	-	-	-	-	-	-	(369,743)	(369,743)
Balance, April 30, 2009	-	$-	30,081,216	$30,081	$2,309,580	$(20,500)	$(4,410,306)	$(2,091,145)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Cash Flows
For the Years Ended April 30, 2009 and 2008
and for the Period from inception (April 26, 2006) to April 30, 2009

			Period form	Period form
			inception	inception
	Year ended	Year ended	(April 26, 2006)	(April 26, 2006)
	April 30, 2009	April 30, 2008	to April 30, 2008	to April 30, 2009

Net loss
	$(369,743)	$(461,691)	$(991,080)	$(1,360,823)
Cash flows from operating activities:

  Adjustments to reconcile net loss to cash used in operating activities:

25% minority interest in net profit of consolidated affiliate	-	-	122	122
Common stock issued for consulting fees and services	-	-	52,500	52,500
Common stock issued on settlement of accrued expenses	45,000	-	-	45,000
Changes in operating assets and liabilities:
  Increase in accounts and accrued expenses payable
	238,920	323,128	516,106	755,026
Increase in deferred rent expense	4,818	11,488	29,450	34,268
  Increase in accrued interest
	52,048	47,778	90,594	142,642
     Net cash used in operating activities
	(28,957)	(79,297)	(302,308)	(331,265)

Cash flow from investing activities:
Net cash acquired in acquisition of Miami Renaissance Group, Inc.	-	-	2,451	2,451
Cost paid in acquiring pending liquor license	-	-	(89,964)	(89,964)
Acquisition of leasehold improvements	-	-	(80,469)	(80,469)
Net cash provided by investing activities	-	-	(167,982)	(167,982)

Cash flows from financing activities:

Proceeds from issuance of convertible notes payable, related party	-	-	80,823	80,823
Proceeds from issuance of convertible notes payable, officers	29,024	77,385	188,711	217,735
Common stock issued for cash	-	-	199,000	199,000
Return of capital contributions to limited partners of 75% owned affiliates	-	-	(125,000)	(125,000)
  Decrease in restricted cash
	-	-	126,914	126,914
     Net cash provided by financing activities
	29,024	77,385	470,448	499,472

Net (decrease) increase in cash	67	(1,912)	158	225

Cash at beginning of year
	158	2,070	-	-
Cash at the end of the year
	$225	$158	158	225

Supplementary disclosure of non-cash transactions:
Cash paid during the year for:
Interest expense	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-

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

MRG was incorporated in Florida in February 2004. MRG has been renting a facility in Miami, Florida to be renovated for the purpose of operating a combined restaurant, nightclub, and parking lot on the premises. MRG began the process of making renovations in 2004, soon after entering into a lease on the premises as described in Note 11. As of April 30, 2009, the renovations on the property were still in progress and the facility had not yet opened to the public. Management expects the completed facility to be open to the public in late 2009.

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

Florida Liquor License:

On August 24, 2006, the Company acquired a Florida liquor license for a purchase price of $89,000. At April 30, 2009, the cost of the acquired Liquor License, and related legal fees of $4,464 incurred to acquire it, have been capitalized in the Company’s Balance Sheet as an indefinite life intangible asset.

Impairment of long-lived assets:

The Company reviews the carrying value of both its long-lived and other intangible assets annually, and whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. At April 30, 2009, the Company’s evaluation determined that no provision for impairment of either its other intangible assets (the "Liquor License") or its Leasehold Improvements was required at that date.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially impact the Company’s results of operations or financial condition for the year ended April 30, 2009.

In June 2008, the Emerging Issues Task Force issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), which supersedes the definition in EITF 06-01, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment necessary for an End-Customer to Receive Service from a Service Provider” for periods beginning after December 15, 2008. The objective of EITF 07-05 is to provide guidance for determining whether an equity-linked financial instrument (or Embedded Feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in FASB 133, “Accounting for Derivative Instruments and Hedging Activities,” for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS 133 (“the paragraph 11(a) Exception”). EITF 07-05 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument is within the scope of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company has determined EITF 07-05 does not have a material impact on its consolidated financial position, results of operations and cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and did not expect to have a material impact on the Company’s results of operations, financial condition or cash flows.

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

During June and July of 2006, MRP returned the $125,000 of cash contributions received from the limited partners.

Note 4 – Income Taxes

The significant components of the Company's deferred tax assets are as follows:

	2009	2008
Net operating loss carryforward	$1,499,504	$1,373,791
Less valuation allowance	(1,499,504)	(1,373,791)
Net deferred tax assets	$0	$0

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

The Company incurred no federal or state income tax expense for the years ended April 30, 2009 and 2008, and for period from inception (April 26, 2006) to April 30, 2009, and utilized no tax carryforward losses.

As of April 30, 2009 the Company has available net operating loss carryforwards of $4,410,306 that expire through 2029. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization.

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

In the event that the Landlord-Holder Brickell did not convert the principal or adjusted principal of the debt to common stock of the Company the note was to be payable in 24 equal monthly installments commencing on June 15, 2006, together with any rent and real estate taxes due on the leased property. In the event of a failure to pay the note or an inability on the part of Brickell to exercise its conversion rights, the principal of the note was to become immediately due and payable together with interest thereon at the rate 6% per annum from the original date of the note. The parties to the convertible note have mutually agreed to extend the time of payment and adjust the date when Brickell may elect to exercise its conversion rights from June 15, 2006 to October 31, 2009. Accordingly, this debt has been presented as a current liability at April 30, 2009.

Brickell is a related party, as described in Note 7.

On October 31, 2006, in consideration for cash proceeds of a loan from James Goldstein, the Company issued a $80,823 convertible note payable to him that accrues interest at 12% per annum and was due October 31, 2007. The loan holder has agreed to extend the maturity date of the obligation to October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.

James Goldstein is a related party, as described in Note 7.

As of April 30, 2009 and April 30, 2008, the Company had recorded $26,306 and $16,607 of accrued interest on the convertible notes payable to related party, respectively. Interest expense on this note was $9,699 and $9,698 for the years ended April 30, 2009 and 2008, respectively, and $ 26,306 for the period from inception (April 26, 2006) to April 30, 2009.

Note 6 – Convertible Notes Payable to Officers

Convertible notes payable to officers are as follows:

Holder	Terms	April 30, 2009 Balance	April 30, 2008 Balance
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$54,104 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	$54,104	$54,104
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$4,140 note which accrues interest at 6% per annum and was due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	4,140	4,140
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$1,463 note which accrues interest at 6% per annum and is due April 30, 2009. The note is convertible into shares of common stock of the Company at a conversion The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	1,463	1,463
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$6,500 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	6,500	6,500
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$570 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	570	570
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$2,170 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	2,170	2,170
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$5,910 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	5,910	5,910
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$280 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	280	--
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$4,205 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	4,205	--
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$1,725 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	1,725	--
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$1,850 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	1,850	--
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$4,110 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	4,110	--
Ivo Heiden, Shareholder	$5,515 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	5,515	5,515
Ivo Heiden, Shareholder	$4,750 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	4,750	4,750
Ivo Heiden, Shareholder	$4,185 note which accrues interest at 10% per annum and was due February 3, 2006. The note is convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	4,185	4,185
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$125 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	125	125
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$2,005 note which accrues interest at 6% per annum and was due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	2,005	2,005
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$176 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	$176	$176
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$360 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	360	360
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$3,590 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	3,590	3,590
Frank Rovito, CEO, CFO and shareholder	$29,980 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	29,980	29,980
Frank Rovito, CEO, CFO and shareholder	$1,600 note which accrues interest at 6% per annum and was due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	1,600	1,600
Frank Rovito, CEO, CFO and shareholder	$2,100 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	2,100	2,100
Frank Rovito, CEO, CFO and shareholder	$2,112 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	2,112	2,112
Frank Rovito, CEO, CFO and shareholder	$3,900 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	3,900	3,900
Frank Rovito, CEO, CFO and shareholder	$1,600 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	1,600	1,600
Frank Rovito, CEO, CFO and shareholder	$660 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	660	-
Frank Rovito, CEO, CFO and shareholder	$1,000 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	1,000	-
Aaron Goldstein, a Director (Secretary) and shareholder	$134,737 note which accrues interest at 6% per annum and was due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	134,737	134,737
Aaron Goldstein, a Director (Secretary) and shareholder	$10,000 note which accrues interest at 6% per annum and was due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	10,000	10,000
Aaron Goldstein, a Director (Secretary) and shareholder	$75,000 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	75,000	75,000
Aaron Goldstein, a Director (Secretary) and shareholder	$2,000 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	2,000	2,000
Aaron Goldstein, a Director (Secretary) and shareholder	$13,000 note which accrues interest at 6% per annum and was due January 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	13,000	13,000
Aaron Goldstein, a Director (Secretary) and shareholder	$179,523 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	179,523	179,523
Aaron Goldstein, a Director (Secretary) and shareholder	$5,097 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	5,097	5,097
Aaron Goldstein, a Director (Secretary) and shareholder	$15,000 note which accrues interest at 6% per annum and was due April 30, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	15,000	15,000
Aaron Goldstein, a Director (Secretary) and shareholder	$2,800 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	2,800	2,800
Aaron Goldstein, a Director (Secretary) and shareholder	$33,000 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	33,000	33,000
Aaron Goldstein, a Director (Secretary) and shareholder	$794 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	794	-
Aaron Goldstein, a Director (Secretary) and shareholder	$5,200 note which accrues interest at 6% per annum and was due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	5,200	-
Aaron Goldstein, a Director (Secretary) and shareholder	$2,500 note which accrues interest at 6% per annum and was due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	2,500	-
Aaron Goldstein, a Director (Secretary) and shareholder	$6,700 note which accrues interest at 6% per annum and was due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.002.	6,700	-
Aaron Goldstein, a Director (Secretary) and shareholder	$66,000 note which accrues interest at 6% per annum and was due October 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	60,000	60,000
Aaron Goldstein, a Director (Secretary) and shareholder	$15,233 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	15,233	15,233
		711,269	682,245
	Less: current portion	711,269	682,245
		$-	$-

As of April 30, 2009 future maturities of debt for the next two years are as follows:

Years ending April 30:
2010	711,269

As of April 30 2009 and April 30, 2008, the Company had recorded $144,390 and $102,040 of accrued interest on the convertible notes payable to officers, respectively. Interest expense on these notes was $42,350 and $38,079 for the years ended April 30, 2009 and 2008, respectively, and $116,804 for the period from inception (April 26, 2006) to April 30, 2009.

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

For the period during the development stage of MRG (February 25, 2004) through April 30, 2009, MRG incurred $1,737,680 of rent and real estate taxes under the lease, of which basic rent incurred to Brickell totaled $1,156,325. The Company’s Consolidated Statements of Operations for the years ended April 30, 2009 and 2008, and for the period from inception (April 26, 2006) to April 30, 2009, respectively includes $233,863 and $233,863 and 1,156,325 of basic rent, and $111,704 and $111,704 and $581,355 of real estate taxes incurred by MRG under the lease.

The sub-landlord for the office lease, Comp Tech Technologies, is a company principally owned by Frank Rovito, an officer and director of the Company. For the period from February 25, 2004 to April 30, 2009, MRG incurred $63,600 of rent expense under the sublease. The Company’s Consolidated Statements of Operations for the years ended April 30, 2009 and 2008, and for the period from inception (April 26, 2006) to April 30, 2009, respectively includes $7,200 and $14,400 and $50,400 of rent expense incurred by MRG under the sublease. On October 31, 2008 the Company terminated the sub-lease agreement with Comp Tech Technologies, Inc.

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

Common stock issued on settlement of accrued expenses

On September 12, 2008 the Board of Directors of the Company agreed and resolved to convert and as a result to issue 4,500,000 shares of the Company’s common stock in consideration of certain amounts of accrued and deferred compensation due and payable to 3 shareholders for an amount of $115,000. This resulted in the recognition of a gain reflected in the Statement of Operations for the period ended April 30, 2009 in the amount of $79,339.

Note 9 – Going Concern

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company had incurred cumulative losses of $4,410,306 from inception. The Company's existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of convertible notes payable.

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

Note 11 - Commitments and Other Matters

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

[4] 5 Year Table of obligations under leases:

The minimum future obligations for rent under agreements outlined in [2] are as follows:

Years Ending April 30,	Amounts
2010	235,922
2011	242,997
2012	250,287
2013	257,793
2014	265,526
Thereafter	22,181
$1,274,706

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

SUBSEQUENT EVENT

On April 6, 2009 the Company’s Board of Directors unanimously adopted and the consenting stockholders approved a resolution to effect a one-for-hundred (1:100) reverse stock split (the "Reverse Split") of the Common Stock of East Coast Diversified Corporation pursuant to clearance and final approval by FINRA. The resulting share ownership interest including resulting fractional shares for each individual shareholder shall be rounded up to the third whole integer in such a manner that every shareholder shall own at least 100 shares as a result of the Reverse Split.

On April 15, 2009 the Board of Directors unanimously adopted Resolutions calling for the acceptance of the conversion of certain Promissory Notes payable to Richard Margulies, Frank Rovito and Aaron Goldstein, in the aggregate amount(s) of $91,433 $42,953 and $555,384 respectively into shares of the Corporation’s common stock, based upon a post-reverse conversion price of $0.10 per share again pursuant to pursuant to clearance and final approval by FINRA .

On June 29, 2009 the Company was notified by NASDAQ that has it had received the necessary documentation to process the Reverse Split (1 for 100) and issue a new symbol (“ECDC”) and that this action would take effect at the open of business June 30, 2009.

On August 7, 2009 the Company, pursuant to the conversion of the Promissory Notes was then able to and issued shares of common stock, with restrictive legend, as follows: Richard Margulies – 914,330 shares of common stock; Frank Rovito - 429,530 shares of common stock; and Aaron Goldstein – 5,553,840 shares of common stock.