Form 10-Q
period 2009-07-31
EAST COAST DIVERSIFIED CORP
filed 2009-09-21
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

On September 15, 2009, the Registrant had 7,260,639 shares of common stock, par value $0.001 outstanding.

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

The Registrant's financial statements for the three-month periods ended July 31, 2009 and 2008 are attached to this quarterly report.

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

General and administrative expenses

During the three-month period ended July 31, 2009 and 2008, the Company had operating expenses of $97,808 and $96,566, respectively. Our operating expenses consist mainly of professional fees, general and administrative expenses.

Operating Loss

Our operating loss during the three-month period ended July 31, 2009 and 2008 was $97,808 and $96,566, respectively.

Liquidity and Capital Resources

While we are dependent upon interim funding provided by management and/or affiliated parties to pay professional fees and expenses, we have no written finance agreement with management and/or affiliated parties to provide any continued funding. However, we may need to raise additional funds through a the issuance of debt or equity securities if additional funds are required to execute our business plan. During the three-month period ended July 31, 2009, we received proceeds of $6,200 through the issuance of convertible notes to management.

On July 31, 2009, we had $12 in current assets and had $2,640,210 in current liabilities. On July 31, 2009, our negative working capital was $2,640,198. We had $523,849 in total assets and $2,726,024 in total liabilities at July 31, 2009.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of July 31, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein.

Exhibit No.	Description
31	Certification of CEO, CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO, CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Frank Rovito
Frank Rovito
   Chief Executive Officer and Chief Financial Officer
   Dated: September 21, 2009

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Balance Sheets
July 31, 2009 and April 30, 2009

	July 31, 2009	April 30, 2009 (Audited)
		(Adjusted for 1:100 reverse split)

ASSETS
Current assets:
Cash and equivalents	$12	$225
Total current assets	12	225

Leasehold improvements, (net of accumulated amortization of $0)	430,373	430,373

Other assets:
Cost of liquor license	93,464	93,464
Total other assets	93,464	93,464

Total assets	$523,849	$524,062

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts and accrued expenses payable	$1,330,104	$1,238,626
Current portion, convertible notes payable, officers	717,469	711,269
Current portion, convertible note payable, related party	408,597	408,597
Accrued interest	184,040	170,696
Total current liabilities	2,640,210	2,529,188

Non-current liabilities:
Deferred rent expense	85,814	85,897
Total non-current liabilities	85,814	85,897

Total liabilities	2,726,024	2,615,085

Minority interest in Miami Renaissance Partners, Ltd., a partnership subsidiary	122	122

Stockholders' deficit:
Preferred stock, par value 0.001 par value, 1,000,000 authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized;
362,939 and 362,939 shares issued and outstanding	363	363
Additional paid-in capital	2,339,298	2,339,298
Accumulated deficit	(4,521,458)	(4,410,306)
Less: stock subscription receivable	(20,500)	(20,500)
Total stockholders' deficit	(2,202,297)	(2,091,145)
Total liabilities and stockholders' deficit	$523,849	$524,062

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statements of Operations
For the Periods Ended July 31, 2009 and 2008
and for the Period from inception (April 26, 2006) to July 31, 2009 and April 30, 2009

			Period form	Period form
	Three Months	Three Months	inception	inception
	Ended	Ended	(April 26, 2006)	(April 26, 2006)
	July 31, 2009	July 31, 2008	to April 30, 2009	to July 31, 2009

Revenues	$-	$-	-	$-
Operating expenses:
Consulting fees and services satisfied by
issuance of common stock	-	-	52,500	52,500
Selling, general and administrative	97,808	95,566	1,244,663	1,342,471
Total operating expenses	97,808	95,566	1,297,163	1,394,971
Net loss from operations during development stage	(97,808)	(95,566)	(1,297,163)	(1,394,971)

Other income (expenses):
Interest income	-	-	544	544
Gain on settlement of accrued liabilities	-	-	79,339	79,339
Interest expense	(13,344)	(12,985)	(143,421)	(156,765)
Total other expenses	(13,344)	(12,985)	(63,538)	(76,882)

Net loss before minority interest	(111,152)	(108,551)	(1,360,701)	(1,471,853)
Add: 25% minority interest in net profit of
consolidated affiliate	-	-	(122)	(122)
Net loss after minority interest	$(111,152)	$(108,551)	(1,360,823)	$(1,471,975)

Basic and diluted net loss per weighted-average shares
of common stock outstanding (ajusted for 1:100 reverse split)	$(1.01)	$(1.31)	(13.60)	$(14.61)

Weighted average number of shares of common stock outstanding (ajusted for 1:100 reverse split)	110,447	83,134	100,061	100,682

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Stockholders' Deficit (During Development Stage)
For the period July 31, 2009
and for the Period from inception (April 26, 2006) to July 31, 2009

					Additional	Stock		Total
	Preferred		Common		Paid-in	Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	deficit

Balance April 30, 2004 (adjusted for 1:100 reverse split)	-	$-	88,489	$88	$1,982,573	$-	$(2,075,474)	$(92,813)
Net loss for the year ended April 30, 2005	-	-	-	-	-	-	(60,353)	(60,353)
Balance April 30, 2005 (adjusted for 1:100 reverse split)	-	-	88,489	88	$1,982,573	-	(2,135,827)	(153,166)

Miami Renaissance Group's share
exchange for Registrant's shares (adjusted for 1:100 reverse split)	167,650	168	46,350	46	20,286	(20,500)	(913,656)	(913,656)
Net loss for the year ended April 30, 2006	-	-	-	-	-	-	(21,643)	(21,643)
Balance April 30, 2006 (adjusted for 1:100 reverse split)	167,650	$168	134,839	$134	$2,002,859	$(20,500)	$(3,071,126)	$(1,088,465)

Common stock issued for cash (adjusted for 1:100 reverse split)	-	-	9,950	10	198,990	-	-	199,000
Common stock issued for services,
including $40,000 capitalized
as leasehold improvements (adjusted for 1:100 reverse split)	-	-	5,500	6	92,494	-	-	92,500
Net loss for the yer ended April 30, 2007	-	-	-	-	-	-	(507,746)	(507,746)
Balance April 30, 2007 (adjusted for 1:100 reverse split)	167,650	$168	150,289	$150	$2,294,343	$(20,500)	$(3,578,872)	$(1,304,711)

Net loss for the yer ended April 30, 2008	-	-	-	-	-	-	(461,691)	(461,691)
Balance April 30, 2008 (adjusted for 1:100 reverse split)	167,650	$168	150,289	$150	$2,294,343	$(20,500)	$(4,040,563)	$(1,766,402)

Preferred shares converted to common stock (adjusted for 1:100 reverse split)	(167,650)	(168)	167,650	168	-	-	-	-
Common stock issued on settlement of
accrued expenses (adjusted for 1:100 reverse split)	-	-	45,000	45	44,955	-	-	45,000
Net loss for the yer ended April 30, 2009	-	-	-	-	-	-	(369,743)	(369,743)
Balance, April 30, 2009 (adjusted for 1:100 reverse split)	-	$-	362,939	$363	$2,339,298	$(20,500)	$(4,410,306)	$(2,091,145)

Net loss for the period ended July 31, 2009	-	-	-	-	-	-	(111,152)	(111,152)
Balance, July 31, 2009 (adjusted for 1:100 reverse split)	-	$-	362,939	$363	$2,339,298	$(20,500)	$(4,521,458)	$(2,202,297)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Cash Flows
For the Three Months Ended July 31, 2009
and for the Period from inception (April 26, 2006) to July 31, 2009

		Period form	Period form
	Three Months	inception	inception
	ended	(April 26, 2006)	(April 26, 2006)
	July 31, 2009	to April 30, 2009	to July 31, 2009

Net loss
	$(111,152)	$(1,360,823)	$(1,471,975)
Cash flows from operating activities:

  Adjustments to reconcile net loss to cash used in operating activities:

25% minority interest in net profit of consolidated affiliate	-	122	122
Common stock issued for consulting fees and services	-	52,500	52,500
Common stock issued on settlement of accrued expenses	-	45,000	45,000
Changes in operating assets and liabilities:
  Increase in accounts and accrued expenses payable
	91,478	755,026	846,504
(decrease) increase in deferred rent expense	(83)	34,268	34,185
  Increase in accrued interest
	13,344	142,642	155,986
     Net cash used in operating activities
	(6,413)	(331,265)	(337,678)

Cash flow from investing activities:
Net cash acquired in acquisition of Miami Renaissance Group, Inc.	-	2,451	2,451
Cost paid in acquiring pending liquor license	-	(89,964)	(89,964)
Acquisition of leasehold improvements	-	(80,469)	(80,469)
Net cash provided by investing activities	-	(167,982)	(167,982)

Cash flows from financing activities:

Proceeds from issuance of convertible notes payable, related party	-	80,823	80,823
Proceeds from issuance of convertible notes payable, officers	6,200	217,735	223,935
Common stock issued for cash	-	199,000	199,000
Return of capital contributions to limited partners of 75% owned affiliates	-	(125,000)	(125,000)
  Decrease in restricted cash
	-	126,914	126,914
     Net cash provided by financing activities
	6,200	499,472	505,672

Net (decrease) increase in cash	(213)	225	12

Cash at beginning of year
	225	-	-
Cash at the end of the period
	$12	225	12

Supplementary disclosure of non-cash transactions:
Cash paid during the year for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

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

Common Stock

On June 29, 2009 ECDV was notified by NASDAQ that it has approved a one-for-hundred reverse common stock split, which became effective on that date. All references to common shares and per-share data for all periods presented in this report have been adjusted to give effect to this reverse split. As no change was made to the par value of the common shares.

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

On April 26, 2006 the Company acquired 100% of the issued and outstanding shares of common stock of Miami Renaissance Group, Inc. (“MRG,”) a development stage company. As a result, effective April 26, 2006, MRG became a wholly-owned subsidiary of the Company. The majority shareholders of MRG exchanged all of their shares in MRG for 46,350 newly issued shares of the Company’s $.001 par value common stock, and 167,650 new issued shares of the Company’s $.001 par value Series A Convertible Preferred Stock. Each share of Series A Preferred Stock is convertible into 100 shares of the Company’s common stock. As a result, MRG became a wholly-owned subsidiary of the Company.

The majority shareholders of MRG, namely the key officers in MRG and its partnership subsidiary (and who will be discussed two paragraphs below), have also become key officers in East Coast since their appointment and replacement of the previous management team in April 25, 2005. In addition, prior to this acquisition, the Company’s publicly traded securities have often been thinly traded in the stock market and can therefore be characterized as a stock subject to penny stock rules. Consequently, the shares exchanged between the Company and MRG were valued based on the par value of the respective shares exchanged, with the difference in aggregate value of $20,286 reflected in additional paid-in capital in a recapitalization in which MRG is identified as the "accounting acquirer.”

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

During June and July of 2006, MRP returned the $125,000 of cash contributions received from the limited partners.

Note 4 – Income Taxes

The significant components of the Company's deferred tax assets are as follows:

	July 31, 2009	April 30, 2009
Net operating loss carryforward	$1,537,296	$1,499,504
Less valuation allowance	(1,537,296)	(1,499,504)
Net deferred tax assets	$0	$0

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

The Company incurred no federal or state income tax expense for the three months ended July 31, 2009 and 2008, and for period from inception (April 26, 2006) to April 30, 2009, and utilized no tax carryforward losses.

As of July 31, 2009 the Company has available net operating loss carryforwards of $4,521,458 that expire through 2030. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization.

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

In the event that the Landlord-Holder Brickell did not convert the principal or adjusted principal of the debt to common stock of the Company the note was to be payable in 24 equal monthly installments commencing on June 15, 2006, together with any rent and real estate taxes due on the leased property. In the event of a failure to pay the note or an inability on the part of Brickell to exercise its conversion rights, the principal of the note was to become immediately due and payable together with interest thereon at the rate 6% per annum from the original date of the note. The parties to the convertible note have mutually agreed to extend the time of payment and adjust the date when Brickell may elect to exercise its conversion rights from June 15, 2006 to October 31, 2009. Accordingly, this debt has been presented as a non-current liability at July 31, 2009.

Brickell is a related party, as described in Note 7.

On October 31, 2006, in consideration for cash proceeds of a loan from James Goldstein, the Company issued a $80,823 convertible note payable to him that accrues interest at 12% per annum and was due on October 31, 2007. The loan holder has agreed to extend the maturity date of the obligation to October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20.

James Goldstein is a related party, as described in Note 7.

As of July 31, 2009 and April 30, 2009, the Company had recorded $28,730 and $26,306 of accrued interest on the convertible notes payable to related party, respectively. Interest expense on this note was $2,424 and $9,698 for the three months ended July 31, 2009 and 2008, respectively, and $ 28,730 for the period from inception (April 26, 2006) to July 31, 2009.

Note 6 – Convertible Notes Payable to Officers

Convertible notes payable to officers are as follows:

Holder	Terms	July 31, 2009 Balance	April 30, 2009 Balance
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$54,104 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	$54,104	$54,104
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$4,140 note which accrues interest at 6% per annum and was due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	4,140	4,140
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$1,463 note which accrues interest at 6% per annum and is due April 30, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $0.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	1,463	1,463
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$6,500 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	6,500	6,500
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$570 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20.	570	570
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$2,170 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	2,170	2,170
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$5,910 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	5,910	5,910
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$280 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	280	280
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$4,205 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20.	4,205	4,205
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$1,725 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20.	1,725	1,725
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$1,850 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20.	1,850	1,850
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$4,110 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	4,110	4,110
Ivo Heiden	$5,515 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	5,515	5,515
Ivo Heiden	$4,750 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	4,750	4,750
Ivo Heiden	$4,185 note which accrues interest at 10% per annum and was due February 3, 2006. The note is convertible into shares of common stock of the Company at the conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	4,185	4,185
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$125 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	125	125
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$2,005 note which accrues interest at 6% per annum and was due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	2,005	2,005
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$176 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	$176	$176
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$360 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	360	360
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$3,590 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	3,590	3,590
Frank Rovito, CEO, CFO and shareholder	$29,980 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	29,980	29,980
Frank Rovito, CEO, CFO and shareholder	$1,600 note which accrues interest at 6% per annum and was due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	1,600	1,600
Frank Rovito, CEO, CFO and shareholder	$2,100 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	2,100	2,100
Frank Rovito, CEO, CFO and shareholder	$2,112 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	2,112	2,112
Frank Rovito, CEO, CFO and shareholder	$3,900 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20.	3,900	3,900
Frank Rovito, CEO, CFO and shareholder	$1,600 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	1,600	1,600
Frank Rovito, CEO, CFO and shareholder	$660 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	660	660
Frank Rovito, CEO, CFO and shareholder	$1,000 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20.	1,000	1,000
Frank Rovito, CEO, CFO and shareholder	$100 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20.	100	-
Aaron Goldstein, a Director (Secretary) and shareholder	$134,737 note which accrues interest at 6% per annum and was due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	134,737	134,737
Aaron Goldstein, a Director (Secretary) and shareholder	$10,000 note which accrues interest at 6% per annum and was due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	10,000	10,000
Aaron Goldstein, a Director (Secretary) and shareholder	$75,000 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	75,000	75,000
Aaron Goldstein, a Director (Secretary) and shareholder	$2,000 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	2,000	2,000
Aaron Goldstein, a Director (Secretary) and shareholder	$13,000 note which accrues interest at 6% per annum and was due January 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	13,000	13,000
Aaron Goldstein, a Director (Secretary) and shareholder	$179,523 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	179,523	179,523
Aaron Goldstein, a Director (Secretary) and shareholder	$5,097 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	5,097	5,097
Aaron Goldstein, a Director (Secretary) and shareholder	$15,000 note which accrues interest at 6% per annum and was due April 30, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	15,000	15,000
Aaron Goldstein, a Director (Secretary) and shareholder	$2,800 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	2,800	2,800
Aaron Goldstein, a Director (Secretary) and shareholder	$33,000 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	33,000	33,000
Aaron Goldstein, a Director (Secretary) and shareholder	$794 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	794	794
Aaron Goldstein, a Director (Secretary) and shareholder	$5,200 note which accrues interest at 6% per annum and was due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20.	5,200	5,200
Aaron Goldstein, a Director (Secretary) and shareholder	$2,500 note which accrues interest at 6% per annum and was due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20.	2,500	2,500
Aaron Goldstein, a Director (Secretary) and shareholder	$6,700 note which accrues interest at 6% per annum and was due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20.	6,700	6,700
Aaron Goldstein, a Director (Secretary) and shareholder	$6,100 note which accrues interest at 6% per annum and was due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20.	6,100	-
Aaron Goldstein, a Director (Secretary) and shareholder	$66,000 note which accrues interest at 6% per annum and was due October 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	60,000	60,000
Aaron Goldstein, a Director (Secretary) and shareholder	$15,233 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.	15,233	15,233
		717,469	711,269
	Less: current portion	717,469	711,269
		$-	$-

As of July 31, 2009 future maturities of debt for the next two years are as follows:

Years ending July 31:
2010	717,469

As of July 31, 2009 and April 30, 2009, the Company had recorded $155,310 and $144,390 of accrued interest on the convertible notes payable to officers, respectively. Interest expense on these notes was $10,920 and $10,498 for the three months ended July 31, 2009 and 2008, respectively, and $127,724 for the period from inception (April 26, 2006) to July 31, 2009.

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

For the period during the development stage of MRG (February 25, 2004) through July 31, 2009, MRG incurred $1,824,073 of rent and real estate taxes under the lease, of which basic rent incurred to Brickell totaled $1,214,792. The Company’s Consolidated Statements of Operations for the three months ended July 31, 2009 and 2008 includes $58,467 of basic rent, and $27,926 of real estate taxes incurred by MRG under the lease.

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

On March 1, 2005, MRG issued 1,025,000 shares of its common stock to Robert Margulies, the brother of the former officer and director Richard Margulies.

Note 8 – Equity Transactions

During the six months ended October 31, 2006, the Company issued 8,950 shares of common stock pursuant to a private offering to accredited investors that was to expire June 30, 2006 at $20 per share (with gross proceeds of $179,000), in accordance with Regulation D of the Securities Act of 1933, as amended, and Rule 501 promulgated thereunder. The Company's officers and directors directed the sale and received no commissions or other remuneration. In addition, the Company received $20,000 for 1,000 shares of common stock to be issued in the future under this offering. The 1,000 shares were issued on November 27, 2006.

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

Preferred shares converted to common

On September 12, 2008, the Board of Directors of the Company adopted resolutions calling for the Corporation’s acceptance and for the conversion of all the 167,650 issued and outstanding preferred stock of the Company into common stock at the ratio of 1 shares of common stock for each share of preferred stock as set forth in the schedule below.

Based upon the conversion by holder’s of the Company’s preferred stock as set forth on the schedule below, a total of 160,450restricted shares of common stock of the Company to the Company’s affiliates and 7,200 shares to Robert Margulies, a non- affiliate as follows:

Name	Number of Preferred Shares Being Converted	Number of Shares of Common Stock to be Issued
Richard Margulies	78,700	7,870,000
Aaron M. Goldstein	78,700	7,870,000
Frank Rovito	3,050	305,000
Robert Margulies (Non-Affiliate)	7,200	720,000
Total	167,650	16,765,000

Common stock issued on settlement of accrued expenses

On September 12, 2008 the Board of Directors of the Company agreed and resolved to convert and as a result to issue 45,000 shares of the Company’s common stock in consideration of certain amounts of accrued and deferred compensation due and payable to 3 shareholders for an amount of $115,000. This resulted in the recognition of a gain reflected in the Statement of Operations for the period ended April 30, 2009 in the amount of $79,339.

Note 9 – Going Concern

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company had incurred cumulative losses of $4,521,458 from inception. The Company's existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of convertible notes payable.

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

[4] 5 Year Table of obligations under leases:

The minimum future obligations for rent under agreements outlined in [2] are as follows:

Years Ending July 31,	Amounts
2010	237,678
2011	244,806
2012	252,150
2013	259,712
2014	221,810
$1,216,156

PENDING SALE OF MRG SUBSIDIARY TO CERTAIN AFFILIATED PARTIES

On February 8, 2008, the Company's board of directors approved the sale of MRG to certain affiliated parties. The decision to sell MRG was based mainly due to lack of funding availability and restrictions in building permits issuance in Miami, which have been in place for some time. The board decided to solicit shareholder approval to divest MRG. Management expects the sale of MRG to be completed by October 31, 2009.

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