Form 10-Q
period 2009-10-31
EAST COAST DIVERSIFIED CORP
filed 2010-01-05
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

On January 5, 2010, the Registrant had 7,260,639 shares of common stock, par value $0.001 outstanding.

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

The Registrant's financial statements for the three and six-month periods ended October 31, 2009 and 2008 are attached to this quarterly report.

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

East Coast Diversified Corp. (the "Company" or "Registrant") was incorporated under the laws of the State of Florida on May 27, 1994 under the name Plantastic Corp. The Company was formed for the purpose of purchasing and operating a tree farm and nursery. The Company was unsuccessful in this venture and in March 1997, the Company amended its articles of incorporation, reorganized its capital structure and changed its name to Viva Golf, USA Corp. The Company then acquired the assets of Viva Golf, USA Corp., a Delaware corporation, which consisted of a golf equipment marketing plan and other related assets. The Company unsuccessfully engaged in the business of golf club manufacturing and marketing and ceased those operations in 1998. In June 2003, the Company changed its name to East Coast Diversified Corp. from Lifekeepers International, Inc. and changed its domicile to Nevada.

Acquisition and Divestiture of Miami Renaissance Group, Inc.

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

The Company entered into a Stock Sale Agreement, dated as of February 20, 2008 (“Stock Sale Agreement”), pursuant to which ECDC will sell and MRG Acquisition Corp. (“MRGA is a Delaware corporation and was formed for the purpose of acquiring MRG") will acquire 100% of the capital stock of MRG (“MRG Shares”) , representing substantially all of the assets of ECDC, in consideration for the forgiveness of liabilities in the amount of $1,051,471 owed by ECDV to certain affiliated persons.

On September 30, 2009, the Company completed the sale of MRG and its new business objective is to seek an operating company.

New Business Objectives of the Registrant

As a result of the sale of MRG, the Registrant has no present operations and has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Registrant does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider and proceed with a business opportunity.

Following the Registrant's fiscal year ended December 31, 2001, its common stock has been subject to quotation on the pink sheets. There is currently only a limited trading market in the Registrant's shares. There can be no assurance that there will be an active trading market for our common stock. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Registrant's executive officer/director intends to devote such time as he deems necessary to carry out the Registrant's affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that the Registrant will be successful in its efforts. We cannot project the amount of time that our executive officer/director will actually devote to the Registrant's plan of operation.

Plan of Operation

We have no present operations or revenues and our current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company. If our management seeks to acquire another business or pursue a new business opportunity, it would have substantial flexibility in identifying and selecting a prospective business. Registrant would not be obligated nor does management intend to seek pre-approval from our shareholders. Under the laws of the State of Delaware, the consent of holders of a majority of the issued and outstanding shares, acting without a shareholders meeting, can approve an acquisition.

The Registrant is entirely dependent on the judgment of its executive officer/director in connection with pursuing a new business opportunity or a selection process for a target operating company. In evaluating a prospective new business opportunity or an operating company, he would consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate; (iii) growth potential of the target business; (iv) experience and skill of management and availability of additional personnel; (v) necessary capital requirements; (vi) the prospective candidate's competitive position; (vii) stage of development of the business opportunity; (viii) the market acceptance of the business, its products or services; (ix) the availability of audited financial statements of the potential business opportunity; and (x) the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, management may be expected to conduct a due diligence review.

Liquidity and Capital Resources

We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in the Registrant. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

In connection with our plan to seek new business opportunities and/or effecting a business combination, we may determine to seek to raise funds from the sale of restricted stock or debt securities.We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

Ao October 31, 2009, we had $6 in current assets and had $106,862 in current liabilities. On October 31, 2009, our negative working capital was $106,856.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of October 31, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   Dated: January 5, 2009

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Balance Sheets
October 31, 2009 and April 30, 2009

	October 31, 2009	April 30, 2009
		(Audited Adjusted for 1:100 reverse spilt)
ASSETS
Current assets:
Cash and equivalents	$6	$225
Total current assets	6	225

Leasehold improvements, (net of accumulated amortization of $0)	-	430,373

Other assets:
Cost of liquor license	-	93,464
Total other assets	-	93,464

Total assets	$6	$524,062

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts and accrued expenses payable	$76,237	$1,238,626
Current portion, convertible notes payable	14,450	711,269
Current portion, convertible note payable, related party	-	408,597
Accrued interest	16,175	170,696
Total current liabilities	106,862	2,529,188

Non-current liabilities:
Convertible note payable, related party	-	85,897
Deferred rent expense	-	85,897
Total non-current liabilities	-	2,615,085

Total liabilities	106,862	2,615,085

Minority interest in Miami Renaissance Partners, Ltd., a partnership subsidiary	-	122

Stockholders' deficit:
Preferred stock, par value 0.001 par value, 1,000,000 authorized
none and 167,650 issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized;
30,081,216 and 8,816,216 shares issued and outstanding, respectively	7,261	363
Additional paid-in capital	4,691,645	2,339,298
Accumulated deficit	(4,805,762)	(4,410,306)
Less: stock subscription receivable	-	(20,500)
Total stockholders' deficit	(106,856)	(2,091,145)
Total liabilities and stockholders' deficit	$6	$524,062

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Statements of Operations (During the Development Stage)

							For the Period	For the Period
	Three Months	Three Months		Six Months		Six Months	from Inception	from Inception
	ended	ended		ended		ended	(April 26, 2006) to	(April 26, 2006) to
	October 31, 2009	October 31, 2008		October 31, 2009		October 31, 2008	April 30, 2009	October 31, 2009

Revenues	$-	$-	$		$		$-	$-
Operating expenses:
Consulting fees and services
satisfied by issuance of common stock	-	-		-		-	52,500	52,500
Selling, general and administrative	105,370	98,050		203,179		209,402	1,244,663	1,447,841
Total operating expenses	105,370	98,050		203,179		209,402	1,297,163	1,500,341
Net loss from operations during development stage	(105,370)	(98,050)		(203,179)		(209,402)	(1,297,163)	(1,500,341)

Other income (expenses):
Interest income	-	-		-		-	544	544
Gain on settlement of accrued liabilities	-	79,339		-		79,339	79,339	79,339
Loss on debt conversion	(205,530)	-		(205,530)		-	-	(205,530)
Interest expense	(3,133)	(13,003)		(16,477)		(25,988)	(143,421)	(159,898)
Total other expenses	(208,663)	66,336		(222,007)		53,351	(63,538)	(285,545)

Net loss before minority interest	(314,033)	(31,714)		(425,185))		(140,265)	(1,360,701)	(1,785,886)
Add (less): 25% minority interest
in net profit (loss) of affiliate	-	-		-		-	(122)	(122)
Net loss after minority interest	$(314,033)	$(31,714)		$(425,185))		$(140,265)	$(1,360,823)	$(1,786,008)

Basic and diluted net loss
per weighted-average shares
of common stock outstanding	$(0.046)	$(0.381)		$(0.119)		$(1.69)	$(13.60)	$(13.72)

Weighted average number of shares
of common stock outstanding	6,810,879	83,134		3,566,943		83,134	100,061	130,167

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Stockholders' Deficit (During Development Stage)
For the period July 31, 2009
and for the Period from inception (April 26, 2006) to October 31, 2010

					Additional	Stock		Total
	Preferred		Common		Paid-in	Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	deficit

Balance April 30, 2004 (adjusted for 1:100 reverse split)	-	$-	88,489	$88	$1,982,573	$-	$(2,075,474)	$(92,813)
Net loss for the year ended April 30, 2005	-	-	-	-	-	-	(60,353)	(60,353)
Balance April 30, 2005 (adjusted for 1:100 reverse split)	-	-	88,489	88	$1,982,573	-	(2,135,827)	(153,166)

Miami Renaissance Group's share
exchange for Registrant's shares (adjusted for 1:100 reverse split)	167,650	168	46,350	46	20,286	(20,500)	(913,656)	(913,656)
Net loss for the year ended April 30, 2006	-	-	-	-	-	-	(21,643)	(21,643)
Balance April 30, 2006 (adjusted for 1:100 reverse split)	167,650	$168	134,839	$134	$2,002,859	$(20,500)	$(3,071,126)	$(1,088,465)

Common stock issued for cash (adjusted for 1:100 reverse split)	-	-	9,950	10	198,990	-	-	199,000
Common stock issued for services,
including $40,000 capitalized
as leasehold improvements (adjusted for 1:100 reverse split)	-	-	5,500	6	92,494	-	-	92,500
Net loss for the yer ended April 30, 2007	-	-	-	-	-	-	(507,746)	(507,746)
Balance April 30, 2007 (adjusted for 1:100 reverse split)	167,650	$168	150,289	$150	$2,294,343	$(20,500)	$(3,578,872)	$(1,304,711)

Net loss for the yer ended April 30, 2008	-	-	-	-	-	-	(461,691)	(461,691)
Balance April 30, 2008 (adjusted for 1:100 reverse split)	167,650	$168	150,289	$150	$2,294,343	$(20,500)	$(4,040,563)	$(1,766,402)

Preferred shares converted to common stock (adjusted for 1:100 reverse split)	(167,650)	(168)	167,650	168	-	-	-	-
Common stock issued on settlement of
accrued expenses (adjusted for 1:100 reverse split)	-	-	45,000	45	44,955	-	-	45,000
Net loss for the yer ended April 30, 2009	-	-	-	-	-	-	(369,743)	(369,743)
Balance, April 30, 2009 (adjusted for 1:100 reverse split)	-	$-	362,939	$363	$2,339,298	$(20,500)	$(4,410,306)	$(2,091,145)

Common stock issued for debt conversion on notes and
accrued interest payable	-	-	6,897,700	6,898	1,027,757	-	-	1,034,655
Spin off Miami Renaissance from ECDC					1,324,590	20,500		1,345,090
Net loss for the period ended October 31, 2009	-	-	-	-	-	-	(395,456)	(395,456)
Balance, October 31, 2009 (adjusted for 1:100 reverse split)	-	$-	7,260,639	$7,261	$4,691,645	$-	$(4,805,762)	$(106,856)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Cash Flows (During the Development Stage)
For the six months ended October 31, 2009 and for the Period from inception (April 26, 2006) to October 31, 2009

		For the Period	Period from
	Six Months	From Inception	Inception
	Ended	(April 26, 2006) to	(April 26, 2006) to
	October 31, 2008	April 30, 2009	October 31, 2009

Net loss	$(425,185)	$(1,360,823)	$(1,786,008)
Cash flows from operating activities:
Adjustments to reconcile net loss to cash used in operating activities:
Minority interest income 25% minority interest in net profit of affiliate	-	122	122
Common stock issued for consulting fees and services	-	52,500	52,500
Common stock issued on settlement of accrued expenses	-	45,000	45,000
Common stock issued for debt conversion on notes and accrued interest payable	1,034,655	-	1,034,655
Decrease in notes and accrued interest payable through issuance of common stock	(689,769)	-	(689,769)
Changes in operating assets and liabilities:
Increase in accounts and accrued expenses payable	186,028	755,026	941,054
(Decrease) increase in deferred rent expense	(740)	-	-
(Decrease) increase in accrued interest	(122,878)	142,642	19,764
Net cash used in operating activities	(17,889)	(331,265)	(349,154)

Cash flows from investing activities:
Net cash acquired in acquisition of Miami Renaissance Group, Inc.	-	2,451	2,451
Costs paid in acquiring pending liquor license	-	(89,964)	(89,964)
Acquisition of leasehold improvements	-	(80,469)	(80,469)
Net cash (used in) provided by investing activities	-	(167,982)	(167,982)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, related party	-	80,823	80,823
Proceeds from issuance of convertible notes payable, officers	17,670	188,711	202,260
Common stock issued for cash	-	199,000	199,000
Return of capital contributions to limited partners of 75% owned affiliate	-	(125,000)	(125,000)
Decrease in restricted cash	-	126,914	126,914
Net cash provided by financing activities	17,670	470,448	483,997

Net (decrease) increase in cash	(219)	225	6
Cash at the beginning of the period	225	-	-
Cash at end of period	$6	$225	$6

Supplementary disclosure of non-cash transactions:
Cash paid during the year for:		-	-	-
Interest expenses		-	-	-
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

On April 6, 2009 the Company’s Board of Directors unanimously adopted and the consenting stockholders approved a resolution to effect a one-for-hundred (1:100) reverse stock split (the "Reverse Split") of the Common Stock of the Company pursuant to clearance and final approval by FINRA. The resulting share ownership interest including resulting fractional shares for each individual shareholder shall be rounded up to the third whole integer in such a manner that every shareholder shall own at least 100 shares as a result of the Reverse Split.

On June 29, 2009 the Company was notified by NASDAQ that has it had received the necessary documentation to process the Reverse Split (1 for 100) and issue a new symbol (“ECDC”) and that this action would take effect at the open of business on June 30, 2009.

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105-10), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the second quarter of fiscal year 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s condensed consolidated financial statements.

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

MRG was incorporated in Florida in February 2004. MRG has been renting a facility in Miami, Florida to be renovated for the purpose of operating a combined restaurant, nightclub, and parking lot on the premises. MRG began the process of making renovations in 2004, soon after entering into a lease on the premises as described in Note 11. As of April 30, 2009, the renovations on the property were still in progress and the facility had not yet opened to the public. Management expects the completed facility to be open to the public in early 2010.

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

Effective April 26, 2006, the Company is considered to be a development stage company. Effective September 30, 2009, the Company completed the divestiture of MRG and as of such date the Company became a non-operating company

Note 2 - Summary of Significant Accounting Policies

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 2009 and the results of its operations, changes in stockholders' (deficit) equity , and cash flows for the three and six months periods ended October 31, 2009 and 2008 , respectively and for the period from the commencement of the development stage (April 26, 2006) to October 31, 2009, and for the period from the commencement of the development stage (April 26, 2006) to April 30, 2009. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three and six months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2010. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10K for the year ended April 30, 2009 filed on August 13, 2009.

Principles of consolidation:

These financial statements included the accounts of East Coast Diversified Corporation, MRG, and MRP and include a 25% minority interest representing the remainder limited partner interest through the period ended September 30, 2009. For the period from October 1, 2009 through October 31, 2009, the financial statements included the accounts of East Coast Diversified Corporation only. All significant inter-company balances and transactions have been eliminated in consolidation.

Development Stage Company:

The accompanying financial statements have been prepared in accordance with the FASB Accounting Standards Codification No 915, Development Stage Entities. A development stage enterprise is one in which planned and principal operations have not commenced or, if its operations have commenced, there has been no significant revenue there from.  Development-stage companies report cumulative costs from the enterprise’s inception.

Income taxes:

The Company follows FASB Accounting Standards Codification No 740, Income Taxes. Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

The Company records deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities and on operating loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

Florida Liquor License:

On August 24, 2006, the Company acquired a Florida liquor license for a purchase price of $89,000. At April 30, 2009, the cost of the acquired Liquor License, and related legal fees of $4,464 incurred to acquire it, have been capitalized in the Company’s Balance Sheet as an indefinite life intangible asset. Effective September 30, 2009, the Company assigned the liquor license to MRG in connection with the divestiture of MRG.

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

Consideration of Other Comprehensive Income Items:

FASB Accounting Standard Codification No 220, Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from inception (April 26, 2006) to October 31, 2009, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

Loss per Share:

The Company complies with the requirements of the FASB Accounting Standard Codification No 260, Earnings Per Share. FASB No. 260 specifies the compilation, presentation and disclosure requirements for earning per share for entities with publicly held common stock or potentially common stock. Net loss per common share, basic and diluted, is determined by dividing the net loss by the weighted average number of common shares outstanding. As of October 31, 2007, the effect of issuing convertible preferred stock in connection with the Company’s acquisition of MRG on April 26, 2006 has had a negligible dilutive impact on the calculations of earnings per share.

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105-10), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No 810, Consolidation. FASB Accounting Standards Codification No 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No 860, Transfers and Servicing. FASB Accounting Standards Codification No 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB Accounting Standards Codification No 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No 860 will have on its financial statements.

Effective for the interim reporting period ending October 31, 2009, the Company adopted two new accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities as codified in ASC 820 “Interim Disclosures about Fair Value of Financial Instruments”. ASC 820 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 820 requires related disclosures in summarized financial information at interim reporting periods. ASC 820 was effective for the interim reporting period ending October 31, 2009. The adoption of ASC 820 did not have a material impact on the Company’s condensed consolidated financial statements.

Effective June 15, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements. In accordance with ASC 855, the Company evaluated all events or transactions that occurred after October 31, 2009 up through December 30, 2009, the date the Company issued these condensed consolidated financial statements .During this period, the Company had material subsequent events as set forth in Note 11 to these condensed consolidated financial statements. In June 2008, FASB ratified Accounting Standards Codification No 815, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock”). ASC 815 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of ASC 815, results in the instruments no longer being considered indexed to the company's own stock. On January 1, 2009, the Company adopted ASC 815 and re-evaluated its issued and outstanding warrants that contain a strike price adjustment feature. The Company reclassified certain warrants from equity to a derivative liability and used the Black-Scholes valuation model to determine the fair market value of the warrants. Based upon the Company’s re-evaluation, ASC 815 has had no material impact on the Company’s condensed consolidated financial statements.

In June 2008, the FASB issued FASB Accounting Standards Codification No 260 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and did not expect to have a significant impact on the Company’s results of operations, financial condition or cash flows.

In May 2008, the FASB issued FASB Accounting Standards Codification No 944-605, Financial Guarantee Insurance Contracts. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprise in FASB Accounting Standards Codification No 944-605. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB Accounting Standards Codification No 944-605 is not expected to have a material impact on the Company’s financial position.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In December 2007, the FASB issued FASB Accounting Standards Codification No 810-10-65, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”.  FASB Accounting Standards Codification No 810-10-65 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, in the amount of consolidated net income attributable to the parent and to the non-controlling interest on the face of the consolidated statement of income, and that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  FASB Accounting Standards Codification No 810-10-65 is effective for fiscal years, beginning on or after December 15, 2008 and cannot be applied earlier.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is being applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

The Company does not anticipate that the adoption of FASB Accounting Standards Codification No 805 and FASB Accounting Standards Codification No 810-10-65 will have an impact on the Company's overall results of operations or financial position, unless the Company makes a business acquisition in which there is a non-controlling interest.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of FASB Accounting Standards Codification No 825 will have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. ASC 820 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, ASC 820 does not require any new fair value measurements.  However, for some entities, the application of ASC 820 will change current practice.  The changes to current practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of ASC 820 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted ASC 820 effective January 1, 2008 for financial assets and the adoption did not have a significant effect on its financial statements.  The Company has adopted the remaining provisions of ASC 820 beginning in 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

During June and July of 2006, MRP returned the $125,000 of cash contributions received from the limited partners.

Note 4 – Income Taxes

The significant components of the Company's deferred tax assets are as follows:

	October 31, 2009	April 30, 2009
Net operating loss carryforward	$1,644,067	$1,499,504
Less valuation allowance	(1,644,067)	(1,499,504)
Net deferred tax assets	$0	$0

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

The Company incurred no federal or state income tax expense for the six months ended October 31, 2009 and 2008, and for period from inception (April 26, 2006) to October 31, 2009, and utilized no tax carryforward losses.

As of October 31, 2009 the Company has available net operating loss carryforwards of $4,835,491 that expire through 2030. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization.

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

In the event that the Landlord-Holder Brickell did not convert the principal or adjusted principal of the debt to common stock of the Company the note was to be payable in 24 equal monthly installments commencing on June 15, 2006, together with any rent and real estate taxes due on the leased property. In the event of a failure to pay the note or an inability on the part of Brickell to exercise its conversion rights, the principal of the note was to become immediately due and payable together with interest thereon at the rate 6% per annum from the original date of the note. The parties to the convertible note had mutually agreed to extend the time of payment and adjust the date when Brickell may elect to exercise its conversion rights from June 15, 2006 to January 31, 2010. Effective September , 2009, the debt was forgiven in connection with the divestiture of MRG.

Brickell is a related party, as described in Note 7.

On October 31, 2006, in consideration for cash proceeds of a loan from James Goldstein, the Company issued a $80,823 convertible note payable to him that accrues interest at 12% per annum and was due October 31, 2007. The loan holder has agreed to extend the maturity date of the obligation to January 31, 2010. The note was convertible into shares of common stock of the Company at a conversion price of $.002. Effective September 30, 2009, the note was forgiven by Mr. Goldstein pursuant to a letter dated October 1, 2009. In connection with the forgiveness the principal amount of the note, Mr. Goldstein also forgave the accrued interest on the note.

James Goldstein is a related party, as described in Note 7.

As of October 31, 2009 and April 30, 2009, the Company had recorded $0 and $26,306 of accrued interest on the convertible notes payable to related party, respectively. Interest expense on this note was $4,848 and $4,848 for the six months ended October 31, 2009 and 2008, respectively, and $ 31,154 for the period from inception (April 26, 2006) to October 31, 2009.

Note 6 – Convertible Notes Payable to Officers

Convertible notes payable to officers are as follows:

Holder	Terms	October 31, 2009 Balance	April 30, 2009 Balance
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$54,104 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	$0	$54,104
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$4,140 note which accrues interest at 6% per annum and was due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	4,140
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$1,463 note which accrues interest at 6% per annum and is due April 30, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $0.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009. *	0	1,463
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$6,500 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	6,500
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$570 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20.*	0	570
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$2,170 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	2,170
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$5,910 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	5,910
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$280 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	280
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$4,205 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20.*	0	4,205
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$1,725 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20.**	0	1,725
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$1,850 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20. On August 7, 2009 the note was converted into common stock.*	0	1,850
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$4,110 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	4,110
Ivo Heiden	$5,515 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2010.	5,515	5,515
Ivo Heiden	$4,750 note which accrues interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2010.	4,750	4,750
Ivo Heiden	$4,185 note which accrues interest at 10% per annum and was due February 3, 2006. The note is convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder has agreed to extend the maturity date of the obligation to January 31, 2010.	4,185	4,185
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$125 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	125
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$2,005 note which accrues interest at 6% per annum and was due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	2,005
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$176 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	$0	$176
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$360 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	360
Richard Margulies, Former President/CEO and Chairman of the Board of Directors and shareholder	$3,590 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	3,590
Frank Rovito, CEO, CFO and shareholder	$29,980 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	29,980
Frank Rovito, CEO, CFO and shareholder	$1,600 note which accrues interest at 6% per annum and was due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	1,600
Frank Rovito, CEO, CFO and shareholder	$2,100 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.**	0	2,100
Frank Rovito, CEO, CFO and shareholder	$2,112 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	2,112
Frank Rovito, CEO, CFO and shareholder	$3,900 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20.*	0	3,900
Frank Rovito, CEO, CFO and shareholder	$1,600 note which accrues interest at 6% per annum and is due January 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	1,600
Frank Rovito, CEO, CFO and shareholder	$660 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	660
Frank Rovito, CEO, CFO and shareholder	$1,000 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20.*	0	1,000
Frank Rovito, CEO, CFO and shareholder	$970 note which accrues interest at 6% per annum and is due January 31, 2010. The note is convertible into shares of common stock of the Company at a conversion price of $.20. On August 7, 2009 the note was converted into common stock*	0	970
Frank Rovito, CEO, CFO and shareholder	$100 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20. On August 7, 2009 the note was converted into common stock*	0	100
Aaron Goldstein, a Director (Secretary) and shareholder	$134,737 note which accrues interest at 6% per annum and was due April 25, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	134,737
Aaron Goldstein, a Director (Secretary) and shareholder	$10,000 note which accrues interest at 6% per annum and was due December 31, 2006. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	10,000
Aaron Goldstein, a Director (Secretary) and shareholder	$75,000 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	75,000
Aaron Goldstein, a Director (Secretary) and shareholder	$2,000 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	2,000
Aaron Goldstein, a Director (Secretary) and shareholder	$13,000 note which accrues interest at 6% per annum and was due January 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	13,000
Aaron Goldstein, a Director (Secretary) and shareholder	$179,523 note which accrues interest at 6% per annum and was due December 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	179,523
Aaron Goldstein, a Director (Secretary) and shareholder	$5,097 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	5,097
Aaron Goldstein, a Director (Secretary) and shareholder	$15,000 note which accrues interest at 6% per annum and was due April 30, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	15,000
Aaron Goldstein, a Director (Secretary) and shareholder	$2,800 note which accrues interest at 6% per annum and was due July 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	2,800
Aaron Goldstein, a Director (Secretary) and shareholder	$33,000 note which accrues interest at 6% per annum and is due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	33,000
Aaron Goldstein, a Director (Secretary) and shareholder	$794 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	794
Aaron Goldstein, a Director (Secretary) and shareholder	$5,200 note which accrues interest at 6% per annum and was due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20. On August 7, 2009 the note was converted into common stock*	0	5,200
Aaron Goldstein, a Director (Secretary) and shareholder	$2,500 note which accrues interest at 6% per annum and was due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20. *	0	2,500
Aaron Goldstein, a Director (Secretary) and shareholder	$10,500 note which accrues interest at 6% per annum and was due January 31, 2010. The note is convertible into shares of common stock of the Company at a conversion price of $.20. On August 7, 2009 the note was converted into common stock*	0	-
Aaron Goldstein, a Director (Secretary) and shareholder	$6,700 note which accrues interest at 6% per annum and was due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20.*	0	6,700
Aaron Goldstein, a Director (Secretary) and shareholder	$6,100 note which accrues interest at 6% per annum and was due October 31, 2009. The note is convertible into shares of common stock of the Company at a conversion price of $.20. On August 7, 2009 the note was converted into common stock*	0	-
Aaron Goldstein, a Director (Secretary) and shareholder	$66,000 note which accrues interest at 6% per annum and was due October 31, 2007. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	60,000
Aaron Goldstein, a Director (Secretary) and shareholder	$15,233 note which accrues interest at 6% per annum and was due October 31, 2008. The note is convertible into shares of common stock of the Company at a conversion price of $.20. The shareholder has agreed to extend the maturity date of the obligation to October 31, 2009.*	0	15,233
		14,450	711,269
	Less: current portion	0	711,269
		$14,450	$-

* Notes payable to the above officers and former officers in the aggregate amount of $689,769 were converted into shares of common stock on August 7, 2009.
** These notes payable were forgiven in connection with the divestiture of MRG.

As of October 31, 2009 future maturities of debt for the next two years are as follows:

Years ending October 31:
2010	39,170

As of October 31, 2009 and April 30, 2009, the Company had recorded $156,018 and $144,390 of accrued interest on the convertible notes payable to officers, respectively. Interest expense on these notes was $11,628 and $4,849 for the six months ended October 31, 2009 and 2008, respectively, and $128,432 for the period from inception (April 26, 2006) to October 31, 2009. On August 7, 2009, the notes in the aggregate amount of $728,939 were converted into Common shares of the Company, and the Company agreed to waive $139,355 of the accrued interest payable on such notes, leaving accrued interest payable of $16,662 as of October 31, 2009.

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

For the period during the development stage of MRG (February 25, 2004) through October 31, 2009, MRG incurred $1,910,466 of rent and real estate taxes under the lease, of which basic rent incurred to Brickell totaled $1,273,259. The Company’s Consolidated Statements of Operations each of the six months ended October 31, 2009 and 2008 includes $116,934 of basic rent, and $55,852 of real estate taxes incurred by MRG under the lease.

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

As of October 31, 2009 future maturities of related party debts are as follows:

Years ending October 31:

2010 $0

Note 8 – Equity Transactions

During the six months ended October 31, 2006, the Company issued 895,000 shares of common stock pursuant to a private offering to accredited investors that was to expire June 30, 2006 at $.20 per share (with gross proceeds of $179,000), in accordance with Regulation D of the Securities Act of 1933, as amended, and Rule 501 promulgated there under. The Company's officers and directors directed the sale and received no commissions or other remuneration. In addition, the Company received $20,000 for 100,000 shares of common stock to be issued in the future under this offering. The 100,000 shares were issued on November 27, 2006.

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

On August 7, 2009 the Company, pursuant to the conversion of the Promissory Notes was then able to and issued shares of common stock, with restrictive legend, as follows: Richard Margulies – 914,330 shares of common stock; Frank Rovito - 429,530 shares of common stock; and Aaron Goldstein – 5,553,840 shares of common stock. The Market price on the date of the noted conversion was $.15 and the shares were converted for $.10, as part of the conversion the noted holders waived all the accrued interest payable on those notes. For the difference the Company recorded a loss on debt conversion for $205,530.

Preferred shares converted to common

On September 12, 2008, the Board of Directors of the Company adopted resolutions calling for the Corporation’s acceptance and for the conversion of all the 167,650 issued and outstanding preferred stock of the Company into common stock at the ratio of 100 shares of common stock for each share of preferred stock as set forth in the schedule below.

Based upon the conversion by holder’s of the Company’s preferred stock as set forth on the schedule below, a total of 16,045,000 restricted shares of common stock of the Company to the Company’s affiliates and 720,000 shares to Robert Margulies, a non-affiliated party as follows:

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

As shown in the accompanying consolidated financial statements, the Company had incurred cumulative losses of $4,835,491 from inception. The Company's existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of convertible notes payable.

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

[4] 5 Year Table of obligations under leases:

The minimum future obligations for rent under agreements outlined in [2] are as follows:

Years Ending October 31,	Amounts
2010	239,451
2011	246,633
2012	254,031
2013	261,650
Thereafter	155,267
$1,157,032

SALE OF MRG SUBSIDIARY TO CERTAIN AFFILIATED PARTIES

On February 8, 2008, the Company's board of directors approved the sale of MRG to certain affiliated parties. The decision to sell MRG was based mainly due to lack of funding availability and restrictions in building permits issuance in Miami, which have been in place for some time. The board decided to solicit shareholder approval to divest MRG. Effective September 30, 2009, the Company completed the divestiture of MRG.