Form 10-Q
period 2010-01-31
EAST COAST DIVERSIFIED CORP
filed 2010-03-22
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

On March 2, 2010, the Registrant had 47,660,639 shares of common stock, par value $0.001, issued and outstanding.

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

The Registrant's financial statements for the three and nine-month periods ended January 31, 2010 and 2009 are attached to this quarterly report.

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

East Coast Diversified Corp. (the "Company" or "Registrant") was incorporated under the laws of the State of Florida on May 27, 1994, under the name Plantastic Corp. to engage in the business of purchasing and operating a tree farm and nursery, which venture. was unsuccessful. In. March 1997, the Company amended its articles of incorporation, reorganized its capital structure and changed its name to Viva Golf, USA Corp., acquiring The Company the assets of Viva Golf, USA Corp., a golf equipment marketing plan and other related assets which was also.unsuccessful and ceased those operations in 1998. In June 2003, the Company changed its name to East Coast Diversified Corp. from Lifekeepers International, Inc. and changed its domicile to Nevada.

Acquisition and Divestiture of Miami Renaissance Group, Inc.

On April 26, 2006, the Registrant entered into a definitive Share Exchange Agreement (the "Agreement") to acquire 100% of the issued and outstanding shares of Miami Renaissance Group, Inc. ("MRG"), a privately-owned Florida corporation, in exchange for the issuance of 4,635,000 restricted shares of the Registrant's common stock and 167,650 preferred stock designated as Series A Convertible Preferred Stock ("Preferred Stock"). The Registrant's officers and directors, who did not own any shares of common stock of the Registrant prior to this Agreement, were also the majority shareholders of MRG. The Agreement was adopted by the unanimous consent of the Board of Directors of the Registrant and written consent of the majority shareholders of the Registrant; and by unanimous consent of the Board of Directors of MRG and by written consent of the majority shareholders of MRG.

Pursuant to the Agreement, the Registrant issued a total of 4,635,000 shares of common stock and 158,650 shares of Preferred stock to the shareholders of the MRG in exchange for the 20,500,000 issued and outstanding shares of MRG. Following the closing of the Agreement, the shareholders of MRG shall own 63.75% of the issued and outstanding shares of common stock of the Registrant.

The Company entered into a Stock Sale Agreement, dated as of February 20, 2008 (“Stock Sale Agreement”), pursuant to which ECDC agreed to sell and MRG Acquisition Corp. (“MRGA is a Delaware corporation and was formed for the purpose of acquiring MRG") agreed to acquire 100% of the capital stock of MRG (“MRG Shares”) , representing substantially all of the assets of ECDC, in consideration for the forgiveness of liabilities in the amount of $1,051,471 owed by ECDC to certain affiliated persons.

On September 30, 2009, the Company completed the sale of MRG following which its new business objective was to seek an operating company.

New Business Objectives of the Registrant

As a result of the sale of MRG, the Registrant no longer had any business operations and determined to direct its efforts and limited resources to pursue potential new business opportunities. During the period that the Company had no operationsthere was,only a limited trading market in the Registrant's shares. There can be no assurance that in the future there will be an active trading market for our common stock. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Registrant's officers and/directors devoted their efforts to evaluate potential business combination candidates,with no assurance that the Registrant would be successful in its efforts.

Plan of Operation

From September 2009 through December 2009, the Registrant had no operations or revenues and its activities were related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

The Registrant was entirely dependent on the judgment of its officers and directors in connection with its efforts to pursue a new business opportunity or a selection process for a target operating company. In evaluating a prospective new business opportunity or an operating company,they considered, among other factors, the following: (i) costs associated with effecting a transaction; (ii) growth potential of the target business; (iii) experience and skill of management and availability of additional personnel; (iv) necessary capital requirements; (v) the prospective candidate's competitive position; (vi) stage of development of the business opportunity; (vii) the market acceptance of the business, its products or services; (vii) the availability of audited financial statements of the potential business opportunity; and (ix) the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria were not intended to be exhaustive and there other criteria could have evolved that management may have deemed relevant. In connection with an evaluation of a prospective or potential business opportunity, management was expected to conduct a due diligence review.

Recent Developments

On December 18, 2009, the Company's principal shareholders, Frank Rovito, Aaron Goldstein and Green Energy Partners, LLC (the "Sellers") and entered into a Securities Purchase Agreement (the “Agreement”) with Kayode Aladesuyi (the “Buyer”) pursuant to which Sellers, owners of record and beneficially an aggregate of 7,029,950 shares of Common Stock, par value $0.001 per share (“Common Stock”) of ECDC, agreed to sell and transfer Sellers' 7,029,950 shares of  Common Stock (the "Sellers’ Shares”) to the Buyer for total consideration of Three Hundred Thousand ($300,000) Dollars. The Agreement also provides that the Company will enter into a share exchange agreement with EarthSearch Communications International, Inc. ("EarthSearch") EarthSearch offers a portfolio of GPS devices, RFID interrogators, integrated GPS/RFID technologies and Tag designs. These solutions help businesses worldwide to increase asset management, provide safety and security, increase productivity, and deliver real-time visibility of the supply chain through automation.

On January 15, 2010, ECDC and EarthSearch executed a Share Exchange Agreement  pursuant to which the Company agreed to issue 35,000,000 million restricted shares to the shareholders of EarthSearch. Mr. Aladesuyi is the CEO, Chairman and control shareholder of EartherSearch. The Agreement is subject to closing conditions and the parties expect the closing to take place on or around March 31, 2010.

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

On January 31, 2010, we had $6 in current assets and had $92,652 in liabilities. On January 31, 2010, our negative working capital was $92,646.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of January 31, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   Dated: March 22, 2010

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Balance Sheets
January 31, 2010 and April 30, 2009

	January 31, 2010	April 30, 2009
		(Audited Adjusted for 1:100 reverse spilt)
ASSETS
Current assets:
Cash and equivalents	$6	$225
Total current assets	6	225

Leasehold improvements, (net of accumulated amortization of $0)	-	430,373

Other assets:
Cost of liquor license	-	93,464
Total other assets	-	93,464

Total assets	$6	$524,062

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts and accrued expenses payable	$76,237	$1,238,626
Current portion, convertible note	16,415	711,269
Current portion, convertible note, related party	-	408,597
Accrued interest	-	170,696
Total current liabilities	92,652	2,529,188

Non-current liabilities:
Deferred rent expense	-	85,897
Total non-current liabilities	-	85,897

Total liabilities	92,652	2,615,085

Non-controlling interest in consolidated affiliate	-	122

Stockholders' deficit:
Preferred stock, par value 0.001 par value, 1,000,000 authorized
none issued and outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized;
47,660,639 and 362,939 shares issued and outstanding, respectively	47,661	363
Additional paid-in capital	7,891,245	2,339,298
Accumulated deficit	(8,031,552)	(4,410,306)
Less: stock subscription receivable	-	(20,500)
Total stockholders' deficit	(92,646)	(2,091,145)
Total liabilities and stockholders' deficit	$6	$524,062

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A Development Stage Company) Back to Table of Contents
Consolidated Statements of Operations (During the Development Stage)
For the Periods Ended January 31, 2010 and 2009
And for the Period from Inception (April 30, 2006) to January 31, 2010 and April 30, 2009

							For the Period	For the Period
	Three Months	Three Months		Nine Months		Nine Months	from Inception	from Inception
	ended	ended		ended		ended	(April 26, 2006) to	(April 26, 2006) to
	January 31, 2010	January 31, 2009		January 31, 2010		January 31, 2009	April 30, 2009	January 31, 2010

Revenues	$-	$-	$		$		$-	$-
Operating expenses:
Consulting fees and services
satisfied by issuance of common stock	-	-		-		-	52,500	52,500
Selling, general and administrative	-	95,086		174,378		288,702	1,244,663	1,419,041
Total operating expenses	-	95,086		174,378		288,702	1,297,163	1,471,541
Net loss from operations during development stage	-	(95,086)		(174,378)		(288,702)	(1,297,163)	(1,471,541)

Other income (expenses):
Interest income	-	-		-		-	544	544
Gain on settlement of accrued liabilities	-	-		-		79,339	79,339	79,339
Loss on debt conversion	(3,225,551)	-		(3,431,081)		-	-	(3,431,081)
Interest expense	(240)	(13,153)		(15,909)		(39,141)	(143,421)	(159,330)
Total other expenses	(3,225,791)	(13,153)		(3,446,990)		40,198	(63,538)	(3,510,528)

Net loss before non-controlling interest in consolidated affiliate	(3,225,791)	(108,239)		(3,621,368)		(248,504)	(1,360,701)	(4,982,069)
Add (less): 25% non-controlling interest
in net profit (loss) of consolidated affiliate	-	-		122		-	(122)	-
Net loss after non-controlling interest	$(3,225,791)	$(108,239)		$(3,621,246)		$(248,504)	$(1,360,823)	$(4,982,069)

Basic and diluted net loss
per weighted-average shares
of common stock outstanding (adjusted for 1:100 reverse split)	$(0.408)	$(0.359)		$(0.722)		$(1.25)	$(13.60)	$-

Weighted average number of shares
of common stock outstanding (adjusted for 1:100 reverse split)	7,906,381	300,812		5,013,392		198,340	100,061	-

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company) Back to Table of Contents
Consolidated Statement of Stockholders' Deficit (During Development Stage)
For the period January 31, 2010
and for the Period from inception (April 26, 2006) to January 31, 2010

					Additional	Stock		Total
	Preferred		Common		Paid-in	Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	deficit

Balance April 30, 2004 (adjusted for 1:100 reverse split)	-	$-	88,489	$88	$1,982,573	$-	$(2,075,474)	$(92,813)
Net loss for the year ended April 30, 2005	-	-	-	-	-	-	(60,353)	(60,353)
Balance April 30, 2005 (adjusted for 1:100 reverse split)	-	-	88,489	88	$1,982,573	-	(2,135,827)	(153,166)

Miami Renaissance Group's share
exchange for Registrant's shares (adjusted for 1:100 reverse split)	167,650	168	46,350	46	20,286	(20,500)	(913,656)	(913,656)
Net loss for the year ended April 30, 2006	-	-	-	-	-	-	(21,643)	(21,643)
Balance April 30, 2006 (adjusted for 1:100 reverse split)	167,650	$168	134,839	$134	$2,002,859	$(20,500)	$(3,071,126)	$(1,088,465)

Common stock issued for cash (adjusted for 1:100 reverse split)	-	-	9,950	10	198,990	-	-	199,000
Common stock issued for services,
including $40,000 capitalized
as leasehold improvements (adjusted for 1:100 reverse split)	-	-	5,500	6	92,494	-	-	92,500
Net loss for the yer ended April 30, 2007	-	-	-	-	-	-	(507,746)	(507,746)
Balance April 30, 2007 (adjusted for 1:100 reverse split)	167,650	$168	150,289	$150	$2,294,343	$(20,500)	$(3,578,872)	$(1,304,711)

Net loss for the yer ended April 30, 2008	-	-	-	-	-	-	(461,691)	(461,691)
Balance April 30, 2008 (adjusted for 1:100 reverse split)	167,650	$168	150,289	$150	$2,294,343	$(20,500)	$(4,040,563)	$(1,766,402)

Preferred shares converted to common stock (adjusted for 1:100 reverse split)	(167,650)	(168)	167,650	168	-	-	-	-
Common stock issued on settlement of
accrued expenses (adjusted for 1:100 reverse split)	-	-	45,000	45	44,955	-	-	45,000
Net loss for the yer ended April 30, 2009	-	-	-	-	-	-	(369,743)	(369,743)
Balance, April 30, 2009 (adjusted for 1:100 reverse split)	-	$-	362,939	$363	$2,339,298	$(20,500)	$(4,410,306)	$(2,091,145)

Common stock issued for debt conversion on notes and
accrued interest payable	-	-	6,897,700	6,898	1,027,757	-	-	1,034,655
Common stock issued fro debt conversion	-	-	5,400,000	5,400	3,234,600	-	-	3,240,000
Common stock issued for share exchange	-	-	35,000,000	35,000	(35,000)	-	-	-
Spin off Miami Renaissance from ECDC					1,324,590	20,500		1,345,090
Net loss for the period ended October 31, 2009	-	-	-	-	-	-	(3,621,246)	(3,621,246)
Balance, October 31, 2009 (adjusted for 1:100 reverse split)	-	$-	47,660,639	$47,661	$7,891,245	$-	$(8,031,552)	$(92,646)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
Consolidated Statement of Cash Flows (During the Development Stage) Back to Table of Contents
For the nine months ended January 31, 2010 and for the Period from inception (April 26, 2006) to January 31, 2010

		For the Period	Period from
	Nine Months	From Inception	Inception
	Ended	(April 26, 2006) to	(April 26, 2006) to
	January 31, 2010	April 30, 2009	January 31, 2010
Net loss	$(3,621,246)	$(1,360,823)	$(4,982,069)
Cash flows from operating activities:
Adjustments to reconcile net loss to cash used in operating activities:
25% non-controlling interest in net profit of consolidated affiliate	(122)	122	-
Common stock issued for consulting fees and services	-	52,500	52,500
Common stock issued on settlement of accrued expenses	-	45,000	45,000
Loss on spin-off of Miami Renaissance from ECDC	1,345,090		1,345,090
Common stock issued for debt conversion on notes and accrued interest payable	1,034,655	-	1,034,655
Common stock issued for debt conversion	3,240,000	-	3,240,000
Issuance of convertible note for accrued interest	16,415	-	16,415
Decrease in notes and accrued interest payable through issuance of common stock	(1,123,086)	-	(1,123,086)
Decrease in notes payable through issuance of common stock for debt conversion	(14,450)		(14,450)
Changes in operating assets and liabilities:
(Decrease) increase in accounts and accrued expenses payable	(1,162,389)	755,026	(407,363)
(Decrease) increase in deferred rent expense	(85,897)	34,268	(51,629)
(Decrease) increase in accrued interest	(170,696)	142,642	(28,054)
Net cash used in operating activities	(541,726)	(331,265)	(872,991)

Cash flows from investing activities:
Net cash acquired in acquisition of Miami Renaissance Group, Inc.	-	2,451	2,451
Costs paid in acquiring pending liquor license	-	(89,964)	(89,964)
Acquisition of leasehold improvements	-	(80,469)	(80,469)
Decrease in cost of liquor license and leasehold improvements	523,837	-	523,837
Net cash (used in) provided by investing activities	523,837	(167,982)	355,855

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, related party	-	80,823	80,823
Proceeds from issuance of convertible notes payable, officers	17,670	217,735	235,405
Common stock issued for cash	-	199,000	199,000
Return of capital contributions to limited partners of non-controlling interest	-	(125,000)	(125,000)
Decrease in restricted cash	-	126,914	126,914
Net cash provided by financing activities	17,670	499,472	517,142

Net (decrease) increase in cash	(219)	225	6
Cash at the beginning of the period	225	-	-
Cash at end of period	$6	$225	$6

Supplementary disclosure of non-cash transactions:
Cash paid during the year for:		-	-	-
Interest expenses		-	-	-
Income taxes
Non-cash operating, investing and financing activities:
Net assets (liabilities) acquired as part of acquisition of MRG and its partnership subsidiary, Miami Renaissance Partners, Ltd.
Assets acquired:
Cash		$-	$2,451	$2,451
Restricted cash		-	126,914	126,914
Subscription receivable from MRG shareholder on their stock		-	20,500	20,500
Leasehold improvements		-	309,904	309,904
Legal fees paid for pending liquor license		-	3,500	3,500
		-	463,269	463,269
Liabilities acquired:
Accounts and accrued expenses payable		-	354,556	354,556
Convertible notes payable		-	-	-
Officers		-	479,084	479,084
Related parties		-	327,774	327,774
Accrued interest expense payable		-	18,382	18,382
Deferred rent expense		-	51,629	51,629
Non-controlling interest		-	125,000	125,000
		-	1,356,425	1,356,425
		$-	$(893,156)	$(893,156)
Changes in Company’s Stockholders’ Equity
Preferred stock issued at par value	$		$168	$168
Common stock issued at par value			4,635	4,635
Increase in additional paid-in capital due to difference in value of shares at par exchanged by Company			15,697	15,697
Accumulated deficit of Miami Renaissance Group at April 25, 2006		-	(913,656)	(913,656)
		$-	$(893,156)	$(893,156)
Restricted shares issued for architectural services capitalized as leasehold improvements:
Cost added to leasehold improvements as an asset		$-	$40,000	$40,000
Credited to stockholders’ deficit:
Common stock		-	200	200
Additional paid in capital		-	39,800	39,800
		$-	$40,000	$40,000

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

Pursuant to the terms of a private placement offering described in Note 3, on April 1, 2005, MRG formed a Florida limited partnership, Miami Renaissance Partners, Ltd, ("the Partnership" or "MRP"), in which MRG was the general partner and manager, to raise working capital for the entertainment facility renovation and creation project. MRG was to enter into a sublease agreement with MRP for the completed Florida facility. MRG was to retain a 75% interest in the partnership, with the remainder interest divided amongst limited partners. These financial statements will include the accounts of East Coast, MRG, and MRP, and include the 25% non-controlling interest representing the remainder third party limited partner interests. Since the acquisition took place on April 26, 2006, operations during the development stage were negligible during the year ended April 30, 2006.

On September 30, 2009, the Company spun-off MRG.

Effective April 26, 2006, the Company is considered to be a development stage company.

Note 2 - Summary of Significant Accounting Policies

Interim Financial Statements:

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 2010 and the results of its operations, changes in stockholders' (deficit) equity , and cash flows for the three and nine months periods ended January 31, 2010 and 2009 , respectively and for the period from the commencement of the development stage (April 26, 2006) to January 31, 2010, and for the period from the commencement of the development stage (April 26, 2006) to April 30, 2009. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three and nine months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2010. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10K for the year ended April 30, 2009 filed on August 13, 2009.

Principles of consolidation:

These financial statements for the year ended April 30, 2009 will include the accounts of East Coast Diversified Corporation, MRG, and MRP and include a 25% non-controlling interest representing the remainder limited partner interest. All significant inter-company balances and transactions have been eliminated in consolidation. For the period ended January 31, 2010, the financial statements do not include the accounts of MRG, MRP and the 25% non-controlling interest.

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

Florida Liquor License:

On August 24, 2006, the Company acquired a Florida liquor license for a purchase price of $89,000. At April 30, 2009, the cost of the acquired Liquor License, and related legal fees of $4,464 incurred to acquire it, have been capitalized in the Company’s Balance Sheet as an indefinite life intangible asset. Effective September 30, 2009, the Company assigned the liquor license to MRG in consideration for the forgiveness of debt.

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

Consideration of Other Comprehensive Income Items:

FASB Accounting Standard Codification No 220, Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from inception (April 26, 2006) to January 31, 2010, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

Recent Accounting Pronouncements

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

Effective June 15, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements. In accordance with ASC 855, the Company evaluated all events or transactions that occurred after October 31, 2009 up through December 30, 2009, the date the Company issued these condensed consolidated financial statements. During this period, the Company had material subsequent events as set forth in Note 11 to these condensed consolidated financial statements.

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

During June and July of 2006, MRP returned the $125,000 of cash contributions received from the limited partners.

Note 4 – Income Taxes

The significant components of the Company's deferred tax assets are as follows:

	January 31, 2010	April 30, 2009
Net operating loss carryforward	$2,730,728	$1,499,504
Less valuation allowance	(2,730,728)	(1,499,504)
Net deferred tax assets	$0	$0

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

The Company incurred no federal or state income tax expense for the nine months ended January 31, 2010 and 2009, and for period from inception (April 26, 2006) to January 31, 2010, and utilized no tax carryforward losses.

As of January 31, 2010 the Company has available net operating loss carryforwards of $8,031,552 that expire through 2030. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization.

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

The note was convertible to shares of the Company’s common stock at a rate of $.327.

In the event that the Landlord-Holder Brickell did not convert the principal or adjusted principal of the debt to common stock of the Company the note was to be payable in 24 equal monthly installments commencing on June 15, 2006, together with any rent and real estate taxes due on the leased property. In the event of a failure to pay the note or an inability on the part of Brickell to exercise its conversion rights, the principal of the note was to become immediately due and payable together with interest thereon at the rate 6% per annum from the original date of the note. The parties to the convertible note had mutually agreed to extend the time of payment and adjust the date when Brickell may elect to exercise its conversion rights from June 15, 2006 to January 31, 2010. Effective September, 2009, the debt was forgiven in consideration for the assignment by the Company of certain assets including leasehold improvements and the liquor license to MRG. Brickell was a related party, as described in Note 7.

On October 31, 2006, in consideration for cash proceeds of a loan from James Goldstein, the Company issued an $80,823 convertible note payable to him that accrues interest at 12% per annum and was due October 31, 2007. The loan holder has agreed to extend the maturity date of the obligation to January 31, 2010. The note was convertible into shares of common stock of the Company at a conversion price of $.002. Effective September 30, 2009, the note was forgiven by Mr. Goldstein pursuant to a letter dated October 1, 2009. In connection with the forgiveness the principal amount of the note, Mr. Goldstein also forgave the accrued interest on the note.

James Goldstein was a related party, as described in Note 7.

As of January 31, 2010 and April 30, 2009, the Company had recorded $0 and $26,306 of accrued interest on the convertible notes payable to related party, respectively. Interest expense on this note was $4,041 and $4,848 for the nine months ended January 31, 2010 and 2009, respectively, and $30,347 for the period from inception (April 26, 2006) to January 31, 2010. Effective September, 2009, $30,347 of accrued interest was forgiven in consideration for the assignment by the Company of certain assets including leasehold improvements and the liquor license to MRG

Note 6 – Convertible Notes Payable to Officers, shareholders and Note Holders

Convertible notes payable to officers, shareholders and note holders  are as follows:

Holder	Terms	January 31, 2010 Balance	April 30, 2009 Balance
Richard Margulies, former shareholder	$54,104 note which accrued interest at 6% per annum and was due December 31, 2007. The note was convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder had agreed to another extension of the maturity date of the obligation to October 31, 2009. On August 7, 2009 the note was converted into common stock.*	$0	$54,104
Richard Margulies, former shareholder	$4,140 note which accrued interest at 6% per annum and was due April 25, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder had agreed to another extension of the maturity date of the obligation to October 31, 2009. On August 7, 2009 the note was converted into common stock.*	0	4,140
Richard Margulies, former shareholder	$1,463 note which accrued interest at 6% per annum and was due April 30, 2009. The note was convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder had agreed to another extension of the maturity date of the obligation to October 31, 2009. On August 7, 2009 the note was converted into common stock.*	0	1,463
Richard Margulies, former shareholder	$6,500 note which accrued interest at 6% per annum and was due October 31, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder had agreed to another extension of the maturity date of the obligation to October 31, 2009. On August 7, 2009 the note was converted into common stock.*	0	6,500
Richard Margulies, former shareholder	$570 note which accrued interest at 6% per annum and was due October 31, 2009. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock	0	570
Richard Margulies, former shareholder	$2,170 note which accrued interest at 6% per annum and was due January 31, 2009. The note was convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder had agreed to extend the maturity date of the obligation to October 31, 2009. On August 7, 2009 the note was converted into common stock.*	0	2,170
Richard Margulies, former shareholder	$5,910 note which accrued interest at 6% per annum and was due October 31, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder had agreed to extend the maturity date of the obligation to October 31, 2009. On August 7, 2009 the note was converted into common stock.*	0	5,910
Richard Margulies, former shareholder	$280 note which accrued interest at 6% per annum and was due October 31, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder had agreed to another extension of the maturity date of the obligation to October 31, 2009. On August 7, 2009 the note was converted into common stock.*	0	280
Richard Margulies, former shareholder	$4,205 note which accrued interest at 6% per annum and was due October 31, 2009. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	0	4,205
Richard Margulies, former shareholder	$1,725 note which accrued interest at 6% per annum and was due October 31, 2009. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	1,725	1,725
Richard Margulies, former shareholder	$1,850 note which accrued interest at 6% per annum and was due October 31, 2009. The note was convertible into shares of common stock of the Company at a conversion price of $.002.On August 7, 2009 the note was converted into common stock.*	0	1,850
Richard Margulies, former shareholder	$4,110 note which accrued interest at 6% per annum and was due October 31, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	0	4,110
Ivo Heiden, note holder	$5,515 note which accrued interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder had agreed to another extension of the maturity date of the obligation to January 31, 2010. On January 21, 2010 the note was sold to an unaffiliated third party at face value pursuant to a debt purchase agreement.	0	5,515
Ivo Heiden, note holder	$4,750 note which accrued interest at 10% per annum and was due April 30, 2004. The note was convertible into shares of common stock of the Company at the conversion price equal to the closing bid price of the shares on the date of conversion, but not less than the par value of $.001. The shareholder had agreed to another extension of the maturity date of the obligation to January 31, 2010. On January 21, 2010 the note was sold to an unaffiliated third party at face value pursuant to a debt purchase agreement.	0	4,750
Ivo Heiden, note holder	$4,185 note which accrued interest at 10% per annum and was due February 3, 2006. The note was convertible into shares of common stock of the Company at the conversion price of $.002. The shareholder had agreed to another extension of the maturity date of the obligation to January 31, 2010. On January 21, 2010 the note was sold to an unaffiliated third party at face value pursuant to a debt purchase agreement.	0	4,185
Ivo Heiden, note holder	On January 22, 2010, the former note holder was issued a convertible promissory note to convert accrued interest of $16,415 into a convertible promissory note which is due and payable before July 31, 2010. The note is convertible into shares of common stock of the Company at the conversion price of $0.20.	16,415	-
Richard Margulies, former shareholder	$125 note which accrued interest at 6% per annum and was due July 31, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder had agreed to another extension of the maturity date of the obligation to October 31, 2009. On August 7, 2009 the note was converted into common stock.*	0	125
Richard Margulies, former shareholder	$2,005 note which accrued interest at 6% per annum and was due December 31, 2006. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	0	2,005

EAST COAST DIVERSIFIED CORPORATION AND CONSOLIDATED AFFILIATE
(A DEVELOPMENT STAGE COMPANY)

Notes to the Consolidated Financial Statements

Note 6 – Convertible Notes Payable to Officers, Shareholder and Note Holder

Richard Margulies, former shareholder	$176 note which accrued interest at 6% per annum and was due October 31, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder had agreed to another extension of the maturity date of the obligation to October 31, 2009. On August 7, 2009 the note was converted into common stock.*	$0	$176
Richard Margulies, former shareholder	$360 note which accrued interest at 6% per annum and was due January 31, 2009. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	0	360
Richard Margulies, former shareholder	$3,590 note which accrued interest at 6% per annum and was due July 31, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	0	3,590
Frank Rovito, CEO, CFO and shareholder	$29,980 note which accrued interest at 6% per annum and was due December 31, 2007. The note was convertible into shares of common stock of the Company at a conversion price of $.50. On August 7, 2009 the note was converted into common stock.*	0	29,980
Frank Rovito, CEO, CFO and shareholder	$1,600 note which accrued interest at 6% per annum and was due April 25, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.50. On August 7, 2009 the note was converted into common stock.*	0	1,600
Frank Rovito, CEO, CFO and shareholder	$2,100 note which accrued interest at 6% per annum and was due October 31, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	0	2,100
Frank Rovito, CEO, CFO and shareholder	$2,112 note which accrued interest at 6% per annum and was due July 31, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	0	2,112
Frank Rovito, CEO, CFO and shareholder	$3,900 note which accrued interest at 6% per annum and is due October 31, 2009. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	0	3,900
Frank Rovito, CEO, CFO and shareholder	$1,600 note which accrued interest at 6% per annum and was due January 31, 2009. The note was convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder had agreed to extend the maturity date of the obligation to October 31, 2009. On August 7, 2009 the note was converted into common stock.*	0	1,600
Frank Rovito, CEO, CFO and shareholder	$660 note which accrued interest at 6% per annum and was due October 31, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	0	660
Frank Rovito, CEO, CFO and shareholder	$1,000 note which accrued interest at 6% per annum and was due October 31, 2009. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	0	1,000
Frank Rovito, CEO, CFO and shareholder	$970 note which accrued interest at 6% per annum and was due January 31, 2010. The note was convertible into shares of common stock of the Company at a conversion price of $.20. On August 7, 2009 the note was converted into common stock.*	0	-
Frank Rovito, CEO, CFO and shareholder	$100 note which accrued interest at 6% per annum and was due October 31, 2009. The note was convertible into shares of common stock of the Company at a conversion price of $.20. On August 7, 2009 the note was converted into common stock.*	0	-
Aaron Goldstein, a Director and shareholder	$134,737 note which accrued interest at 6% per annum and was due April 25, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder had agreed to another extension of the maturity date of the obligation to October 31, 2009. On August 7, 2009 the note was converted into common stock.*	0	134,737
Aaron Goldstein, a Director and shareholder	$10,000 note which accrued interest at 6% per annum and was due December 31, 2006. The note was convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder had agreed to another extension of the maturity date of the obligation to October 31, 2009 On August 7, 2009 the note was converted into common stock.*	$0	10,000
Aaron Goldstein, a Director and shareholder	$75,000 note which accrued interest at 6% per annum and was due December 31, 2007. The note was convertible into shares of common stock of the Company at a conversion price of $.50. The shareholder had agreed to another extension of the maturity date of the obligation to October 31, 2009. On August 7, 2009 the note was converted into common stock.*	0	75,000
Aaron Goldstein, a Director and shareholder	$2,000 note which accrued interest at 6% per annum and was due July 31, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	0	2,000
Aaron Goldstein, a Director and shareholder	$13,000 note which accrued interest at 6% per annum and was due January 31, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	0	13,000
Aaron Goldstein, a Director and shareholder	$179,523 note which accrued interest at 6% per annum and is due December 31, 2007. The note was convertible into shares of common stock of the Company at a conversion price of $.50. On August 7, 2009 the note was converted into common stock.*	0	179,523
Aaron Goldstein, a Director and shareholder	$5,097 note which accrued interest at 6% per annum and was due October 31, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder had agreed to another extension of the maturity date of the obligation to October 31, 2009. On August 7, 2009 the note was converted into common stock.*	0	5,097
Aaron Goldstein, a Director and shareholder	$15,000 note which accrued interest at 6% per annum and was due April 30, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	0	15,000
Aaron Goldstein, a Director and shareholder	$2,800 note which accrued interest at 6% per annum and was due July 31, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	0	2,800
Aaron Goldstein, a Director and shareholder	$33,000 note which accrued interest at 6% per annum and was due October 31, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	0	33,000
Aaron Goldstein, a Director and shareholder	$794 note which accrued interest at 6% per annum and was due October 31, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	0	794
Aaron Goldstein, a Director and shareholder	$5,200 note which accrued interest at 6% per annum and was due October 31, 2009. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	0	5,200
Aaron Goldstein, a Director and shareholder	$2,500 note which accrued interest at 6% per annum and was due October 31, 2009. The note was convertible into shares of common stock of the Company at a conversion price of $.002 On August 7, 2009 the note was converted into common stock.*	0	2,500
Aaron Goldstein, a Director and shareholder	$10,500 note which accrued interest at 6% per annum was due January 31, 2010. The note was convertible into shares of common stock of the Company at a conversion price of $.20. On August 7, 2009 the note was converted into common stock.*	0	-
Aaron Goldstein, a Director and shareholder	$6,700 note which accrued interest at 6% per annum and was due October 31, 2009. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	0	6,700
Aaron Goldstein, a Director and shareholder	$6,100 note which accrued interest at 6% per annum and was due October 31, 2009. The note was convertible into shares of common stock of the Company at a conversion price of $.20. On August 7, 2009 the note was converted into common stock.*	0	-
Aaron Goldstein, a Director and shareholder	$60,000 note which accrued interest at 6% per annum and was due on October 31, 2007. The note was convertible into shares of common stock of the Company at a conversion price of $.002. The shareholder had agreed to another extension of the maturity date of the obligation to October 31, 2009. On August 7, 2009 the note was converted into common stock.*	0	60,000
Aaron Goldstein, a Director and shareholder	$15,233 note which accrued interest at 6% per annum and was due October 31, 2008. The note was convertible into shares of common stock of the Company at a conversion price of $.002. On August 7, 2009 the note was converted into common stock.*	0	15,233
		0	711,269
	Less: current portion		711,269
	Remaining balance on notes payable reflected as current portion of notes payable	$16,415	$-

* Notes payable to the above officers and former officers in the aggregate amount of $689,769 were converted into shares of common stock on August 7, 2009.

As of January 31, 2010 future maturities of debt are as follows:

Years ending January 31:
2011                                          $16,415

As of January 31, 2010 and April 30, 2009, the Company had recorded $0 and $144,390 of accrued interest on the convertible notes payable to officers, respectively. Interest expense on these notes was $11,868 and $4,849 for the nine months ended January 31, 2010 and 2009, respectively, and $128,672 for the period from inception (April 26, 2006) to January 31, 2010. On August 7, 2009, the notes in the aggregate amount of $689,769 were converted into Common shares of the Company, and the note holders agreed to waive $139,355 of the accrued interest payable on such notes, leaving accrued interest payable of $16,175 as of October 31, 2009. On January 22, 2010 the Company entered into convertible promissory note agreement for accrued interest of $16,415 which is due and payable on or before July, 31, 2010. The note is convertible into Company’s common stock at a conversion price of $0.20.

Note 7 – Related Party Transactions

James Goldstein, the father of Aaron Goldstein, who is an officer and director of the Company, is one of the principal owners of Brickell North Investments, Inc. ("Brickell"), the landlord for the Florida entertainment facility lease, and was the holder of the related convertible note payable for $327,774 discussed in Note 5. The note was issued to pay accrued rent for 2005 and 2004 of $207,570 and $8,500, respectively, and real estate taxes of $111,704 during the development stage of MRG (February 25, 2004) to December 31, 2004). $110,500 of rent due for the period from February 25, 2004 to December 31, 2004 was forgiven by Brickell in 2005.

For the period during the development stage of MRG (February 25, 2004) through January 31, 2010, MRG incurred $1,881,668 of rent and real estate taxes under the lease, of which basic rent incurred to Brickell totaled $1,253,770. The Company’s Consolidated Statements of Operations each of the nine months ended January 31, 2010 and 2009 includes $97,445of basic rent, and $46,543 of real estate taxes incurred by MRG under the lease.

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

As of January 31, 2010 future maturities of related party debts are as follows:

Years ending January 31:
2011                                         $0

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

On April 15, 2009 the Board of Directors unanimously adopted Resolutions calling for the acceptance of the conversion of certain Promissory Notes payable to Richard Margulies, Frank Rovito and Aaron Goldstein, in the aggregate amount(s) of $91,433 $42,953 and $555,384 respectively into shares of the Corporation’s common stock, based upon a post-reverse conversion price of $0.10 per share again pursuant to pursuant to clearance and final approval by FINRA.

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

On January 21, 2010, a note holder sold his convertable promissory notes dated March 2, 2003, August 1, 2003 and February 3, 2005 totaling $14,500 to Charms Investments Ltd., a third party not affiliated with the note holder, for $14,450 under a debt purchase agreement.

On January 21, 2010, the Company and Charms Investments Ltd., a new note holder, agreed to the conversion of $14,450 in notes into 5,400,000 shares of common stock. The market price on the date of note conversion was $0.61. In conjunction with this transaction the Company recorded a loss on debt conversion for $3,225,551.

On December 18, 2009, the Company's principal shareholders, Frank Rovito, Aaron Goldstein and Green Energy Partners, LLC (the "Sellers")  entered into a Securities Purchase Agreement (the “Agreement”) with Kayode Aladesuyi (the “Buyer”) pursuant to which Sellers, owners of record of an aggregate of 7,029,950 shares of Common Stock, par value $0.001 per share (“Common Stock”) of~~,~~ the Company agreed to sell and transfer to the Buyer  7,029,950 shares of  Common Stock (the "Sellers’ Shares”) for total consideration of Three Hundred Thousand Dollars ($300,000). The Agreement also provides that the Company will enter into a share exchange agreement with EarthSearch Communications International, Inc. (“EarthSearch”).

On January 15, 2010, the Company and EarthSearch executed a Share Exchange Agreement pursuant to which the Company agreed to issue 35,000,000 million restricted shares to the shareholders of EarthSearch. The Share Exchange Agreement is subject to closing conditions and the parties expect the closing to take place on or around March 31, 2010.

Preferred shares converted to common stock

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

As shown in the accompanying consolidated financial statements, the Company had incurred cumulative losses of $8,031,552 from inception. The Company's existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of convertible notes payable.

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

Effective September, 2009 the stock subscription receivable was forgiven in consideration for the assignment by the Company of certain assets including leasehold improvements and the liquor license to MRG

Note 11- Commitments and Other Matters

None

SUBSEQUENT EVENT

On March 8, 2010 the Company filed Form 8-K announced that it had concluded the initial closing of the Private Stock Purchase Agreement with Kay Aladesuyi, Chairman/CEO of EarthSearch.  Upon the final closing, which is expected to occur on or about march 31, 2010, Mr. Aladesuyi will become the control shareholder of the Company and the Company shall complete its Share Exchange Agreement with EarthSearch.