Form 10-Q
period 2010-06-30
EAST COAST DIVERSIFIED CORP
filed 2010-09-23
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q
____________________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______to______.

Commission File Number: 0-50356
____________________________

EAST COAST DIVERSIFIED CORPORATION
 (Exact name of registrant as specified in its charter)
________________________

Nevada	55-0840109
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

120 Interstate North Parkway SE, #445 Atlanta, GA	30339
(Address of principal executive offices)	(Zip Code)

(770) 953-4184
 (Registrant’s telephone number, including area code)
____________________________

1475 West Cypress Creek Road, Suite 202, Ft. Lauderdale, FL 33309
April 30
(Former address and former fiscal year)
____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.          Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐     Accelerated Filer  ☐      Non-Accelerated Filer  ☐      Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.Yes  ☐  No  ☒

As of as of September 20, 2010 the registrant had 52,018,639 shares of its Common Stock, $0.001 par value, outstanding.

EAST COAST DIVERSIFIED CORPORATION
FORM 10-Q
June 30, 2010

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

East Coast Diversified Corporation and Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)

ASSETS

Current Assets
Cash	$2,113	$766
Accounts receivable (net of allowance for doubtful accounts of $0 and $260,577 respectively)	91	2,259
Inventory	30,638	-
Prepaid expenses	-	5,000
Supplier advances	27,919	29,576
Total Current Assets	60,761	37,601

Property and Equipment, net	22,585	56,024

Other Assets
Capitalized research and development costs (net of accumulated amortization of $473,989 and $367,210 respectively)	166,680	273,458
Escrow deposits	25,000	100,000
Security deposits	4,521	4,521
Total Other Assets	196,201	377,979

Total Assets	$279,547	$471,604

See notes to unaudited consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$11,099	$5,207
Loans payable	1,031,980	671,930
Loans payable - related party	596,581	607,206
Accounts payable and accrued expenses	735,205	655,494
Accrued payroll and related liabilities	1,201,187	1,123,410
Total Liabilities	3,576,052	3,063,247

Commitments and Contingencies

Stockholders' Deficit
Common stock, $.01 par value, 200,000,000 shares authorized, 136,064,233 issued and outstanding	-	1,360,642
Common stock, $.001 par value, 75,000,000 shares authorized, 47,660,639 issued and outstanding	47,661	-
Additional paid-in capital	6,285,231	4,946,622
Accumulated deficit	(9,415,518)	(8,898,907)
Total East Coast Diversified Stockholders' Deficit	(3,082,626)	(2,591,643)
Noncontrolling interest	(213,879)	-
Total Stockholders' Deficit	(3,296,505)	(2,591,643)

Total Liabilities and Stockholders' Deficit	$279,547	$471,604

See notes to unaudited consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenue	$13,471	$49,762	$22,574	$100,932

Cost of Revenue	13,388	19,120	22,225	48,330

Gross Profit	83	30,642	349	52,602

Selling, General and Administrative Expenses	626,533	247,157	1,105,972	533,060

Loss from Operations	(626,450)	(216,515)	(1,105,623)	(480,458)

Other Income (Expense)
Other income	-	-	65	-
Interest expense	(23,398)	(23,422)	(45,377)	(26,999)
Loss on disposal of assets	1,260	-	(21,779)	-
Total Other Income (Expense)	(22,138)	(23,422)	(67,091)	(26,999)

Net Loss	(648,588)	(239,937)	(1,172,714)	(507,457)
Net loss attributable to noncontrolling interest	42,223	-	42,223	-

Net Loss Attributable to East Coast
Diversified Corporation	$(606,365)	$(239,937)	$(1,130,491)	$(507,457)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Shares
Oustanding During the Period -
Basic and Diluted	49,374,818	86,477,239	95,616,829	81,870,968

See notes to unaudited consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Stockholders' Deficit
For the Six Months Ended June 30, 2010 and the Year Ended December 31, 2009
(unaudited)

	Common Stock		Additional			Total
			Paid-In	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Interest	Deficiency

Balance, December 31, 2008	75,774,233	$757,742	$4,824,045	$(7,425,682)	$-	$(1,843,895)

Common shares issued for cash	40,240,000	402,400	122,577	-	-	524,977

Common shares issued for conversion of loans payable - related party	13,200,000	132,000	-	-	-	132,000

Common shares issued for services	6,850,000	68,500	-	-	-	68,500

Net loss	-	-	-	(1,473,225)	-	(1,473,225)

Balance, December 31, 2009	136,064,233	$1,360,642	$4,946,622	$(8,898,907)	$-	$(2,591,643)

Common shares issued for cash prior to Stock Exchange	7,445,417	74,455	48,545	-	-	123,000

Common shares issued for conversion of loans payable - related party	6,000,000	60,000				60,000

Common shares issued for services	4,000,000	40,000				40,000

In kind contribution of services	-	-	297,846	-	-	297,846

Effect of Stock Exchange on April 2, 2010	(95,848,349)	(1,387,429)	1,387,429	-	-	-

Recapitalization	-	-	(52,994)	-	-	(52,994)

Noncontrolling interest at date of Stock Exchange	(10,000,662)	(100,007)	(342,217)	613,880	(171,656)	-

Net loss	-	-	-	(1,130,491)	(42,223)	(1,172,714)

Balance, June 30, 2010	47,660,639	$47,661	$6,285,231	$(9,415,518)	$(213,879)	$(3,296,505)

See notes to unaudited consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2010	2009
Cash Flows Used In Operating Activities:
Net Loss	$(1,172,714)	$(507,457)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	114,860	110,444
Loss on disposal of assets	21,779	-
Stock issued in lieu of cash compensation	40,000	40,000
In-kind contribution of services	297,846	-
Accrued interest accrued on loans payable	38,625	20,250
Changes in operating assets and liabilities:
Security deposits	-	4,521
Accounts receivable, net	2,168	(50,215)
Inventory	(21,269)	10,225
Prepaid expenses	5,000	(116)
Supplier advances	1,657	(10,741)
Bank overdraft	5,892	(8,660)
Accounts payable and accrued expenses	26,711	102,236
Accrued payroll and related liabilities	77,777	65,884
Net Cash Used In Operating Activities	(561,668)	(223,629)

Cash Flows From (Used In) Investing Activities:
Capital expenditures	(5,791)	(855)
Capitalized reasearch and development costs	-	(13,910)
Payments of escrow deposits	(145,000)	-
Proceeds received for reimbusement of escrow deposits	220,000	-
Cash received in reverse merger	6	-
Net Cash From (Used In) Investing Activities	69,215	(14,765)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	123,000	112,978
Proceeds from loans payable - related party	158,785	230,769
Repayments of loans payable - related party	(109,410)	(105,381)
Proceeds from loans payable	321,425	-
Net Cash From Financing Activities	493,800	238,366

Net Increase in Cash	1,347	(28)

Cash at Beginning of Period	766	28

Cash at End of Period	$2,113	$-

See notes to unaudited consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Cash Flows (Continued)
(unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2010	2009
Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$6,752	$6,749

Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:

Issuance of 6,000,000 and 13,000,000 shares of common stock in conversion of loans payable - related party, respectively	$60,000	$130,000

Reduction of 95,848,349 shares of common stock in stock exchange	$(1,387,429)	$-

Recognition of noncontrolling interest at date of stock exchange	$(171,656)	$-

See notes to unaudited consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

East Coast Diversified Corporation, the “Company”, “we”, “us”, “our”, or “East Coast”, was organized on May 24, 1994, under the laws of the State of Florida under the name Plantastic Corp. and changed its name to Viva Golf, USA Corp. in April 1997. The Company acquired 100% of the issued and outstanding shares of common stock of Lifekeepers International, Inc. in exchange for 1,000,000 of its newly issued shares under an Agreement and Plan of Reorganization on October 22, 1998. In connection with this acquisition, the Company changed its name to Lifekeepers International, Inc.

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

On January 15, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with EarthSearch Communications International, Inc. (“EarthSearch”), a Delaware corporation, and the shareholders of EarthSearch (“EarthSearch Shareholders”) whereby the Company acquired 93.49% of the issued and outstanding common stock of EarthSearch in exchange (the “Stock Exchange”) for 35,000,000 newly issued shares of its restricted common stock.  The final closing was concluded and is effective April 2, 2010. The board of directors of ECDC passed a resolution electing the board and management of the Company and effectively resigned from the board of ECDC.

The Stock Exchange is being accounted for as an acquisition and recapitalization. EarthSearch is the acquirer for accounting purposes and, consequently, the assets and liabilities and the historical operations that are reflected in the financial statements herein are those of EarthSearch.

EarthSearch Communications International, Inc. was founded in November 2003 as a Georgia corporation. The Company subsequently re-incorporated in Delaware on July 8, 2005.

The operations of its former wholly-owned subsidiary, EarthSearch Localizacao de Veiculos, Ltda, were discontinued during 2007.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  The results of operations for the interim period ended June 30, 2010 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2010. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 8-K filed on April 12, 2010 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

Nature of Operations

The Company is an early stage research and development company with specialization in GPS and RFID technology. The Company’s development of GPS devices embedded with RFID modules represents its core technology and products. The Company has licensed various patents relating to the technology used in the Company’s products and has commenced sales and commercialization of the technology which the Company expects will result in revenue that will allow the Company to sustain its current operation and get to a profitable status.

The Company launched sales operations in 2008 but subsequently withdrew sales and commercial resources from the market mid-2008 and 2009 due to the negative economic and market conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of East Coast Diversified Corporation and its majority-owned subsidiary, EarthSearch Communications International, Inc.  All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, impairment valuation of intangible assets, depreciable lives of the website and property and equipment, valuation of share-based payments and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2010 and December 31, 2009, respectively, the Company had no cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC 260-10, “Earnings Per Share.” As of June 30, 2010 and 2009, respectively, there were no common share equivalents outstanding.

Fixed Assets

Fixed assets are stated at cost. Depreciation expense is computed principally by the straight-line method over the following estimated useful lives of the assets:

Description	Estimated useful life
Furniture and fixtures	7 years
Equipment	5 years
Leasehold improvements	Life of lease

Equipment to be placed in service will be depreciated once the equipment is placed in service.  Depreciation expense was $4,447 and $4,151 for the three months ended June 30, 2010 and 2009, respectively, and $8,082 and $8,302 for the six months ended June 30, 2010 and 2009, respectively.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Research and Development Costs

Costs incurred internally in researching and developing a computer software product is charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to manufacturing which occurred in January 2007. The amortization of these costs is included in cost of revenue over the estimated life of the products, which is estimated to be 3 years.

The Company capitalized $0 and $55,639 of research and development costs in the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.  The Company recorded amortization expense of $53,389 and $51,071 for the three months ended June 30, 2010 and 2009, respectively, and $106,778 and $102,142 for the six months ended June 30, 2010 and 2009, respectively.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of June 30, 2010.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition”   (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  Revenue is recognized when products are received and accepted by the customer.  Risk of loss transfers from the manufacturer to the Company upon shipment of product from the warehouse.

Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Under ASC 105-10, the “FASB Accounting Standards Codification” (“Codification”) becomes the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification supersedes all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The adoption of ASC 105-10 did not have to an impact on the Company’s consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of ASC 805-10 (Staff Accounting Bulletin (SAB) No. 112).  This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations.  Specifically, the staff updated the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, ASC 805-10, Business Combinations, and ASC 810-10 Non-controlling Interests in Consolidated Financial Statements.  The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission’s official approval.  They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In December 2007, the FASB issued ASC Topic 805-10, “Business Combinations”, (formerly referred to as SFAS No. 141(R)). ASC Topic 805-10 retains the underlying concepts of prior guidance in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting; but ASC Topic 805-10 changed the method of applying the acquisition method in a number of significant aspects. ASC Topic 805-10 requires companies to recognize, with certain exception, 100% of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; and expense, as incurred, acquisition related transaction costs. We adopted the provisions of ASC Topic 805-10 effective January 1, 2010 and accounted for the acquisition of EarthSearch Communications International, Inc. under the provisions of ASC Topic 805-10.

In December 2007, the FASB issued ASC Topic 810-10-65, “Consolidation”, (formerly referred to as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”). ASC Topic 810-10-65 establishes new standards that govern the accounting for and reporting of (1) noncontrolling interest in partially-owned consolidated subsidiaries and (2) loss of control of subsidiaries. ASC Topic 810-10-65 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interest of the noncontrolling owners separately within the consolidated statement of position within equity, but separate from the parent’s equity and separately on the face of the consolidated income statement. Further, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. We adopted the provisions of ASC Topic 810-10-65 effective January 1, 2009 and accounted for the acquisition of EarthSearch Communications International, Inc. under the provisions of ASC Topic 810-10-65.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

NOTE 2 - LOANS PAYABLE

Loans payable consist of the following:

	June 30,	December 31,
	2010	2009

Unsecured $450,000 note payable to Azfar Haque, which bears interest at 9% per annum and was originally due June 15, 2008. The note is currently in default. Accrued interest is equal to $82,430 and $72,305 respectively.	$542,555	$522,305
Unsecured $80,000 note payable to Rainmaker Global, Inc. which bears interest at 30% per annum and was originally due December 31, 2009. The note is currently in default. Accrued interest is equal to $12,125 and $6,125 respectively.	98,125	86,125
Unsecured non-interest bearing note payable due on demand by Company to Charms Investments Inc.	-	25,000
$25,000 convertible note payable to Charms Investments Inc., which bears interest at 10% per annum and was originally due March 1, 2010. The due date of the note has been extended to December 31, 2010. Accrued interest is equal to $1,250 at June 30, 2010	26,250	-
$30,000 convertible note payable to Charms Investments Inc., which bears interest at 10% per annum and was originally due March 15, 2010. The due date of the note has been extended to December 31, 2010. Accrued interest is equal to $1,375 at June 30, 2010	31,375	-
$55,000 convertible note payable to Charms Investments Inc., which bears interest at 10% per annum and was originally due April 15, 2010. The due date of the note has been extended to December 31, 2010. Accrued interest is equal to $2,250 at June 30, 2010	57,250	-
$40,000 convertible note payable to Charms Investments Inc., which bears interest at 10% per annum and is due October 16, 2010. Accrued interest is equal to $1,500 at June 30, 2010.	41,500	-
$196,425 convertible note payable to Charms Investments Inc., which bears interest at 7% per annum and was originally due July 30, 2010. The due date of the note has been extended to December 31, 2010.	196,425
Unsecured non-interest bearing note payable due on demand by Company to Leonard Marella.	20,000	20,000
Unsecured non-interest bearing note payable due on demand by Company to Steve Palmer.	8,000	8,000
Unsecured non-interest bearing note payable due on demand by Company to Syed Ahmed.	7,000	7,000
Unsecured non-interest bearing note payable due on demand by Company to Alina Farooq.	3,500	3,500

Total	$1,031,980	$671,930

The Company accrued interest expense of $ 18,750 and $10,125 for the three months ended June 30, 2010 and 2009, respectively, and $38,625 and $20,250 for the six months ended June 30, 2010 and 2009, respectively, on the above loans.

All of the convertible notes held by Charms Investment Inc. are automatically convertible upon the Company receiving at least gross proceeds of $5,000,000 in a Qualified Equity Financing, as defined in the note agreement, at an 80% discount rate of the share price sold in such Qualified Equity Financing.

On July 30, 2010, Charms Investments Inc. assigned its interest in the $196,425 convertible note to Mr. Kayode Aladesuyi, the Company’s Chief Executive Officer, President and a Director of the Company (see Note 3 – Related Parties).

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

Loans payable – related parties consist of the following:

	June 30,	December 31,
	2010	2009

Unsecured non-interest bearing note payable due on demand by Company to Frank Russo, a Director in the Company.	$429,506	$476,206
Unsecured non-interest bearing note payable due on demand by Company to Edward Eppel.	133,126	126,400
Unsecured non-interest bearing note payable due on demand by Company to Andrea Rocha, Company Comptroller and President’s wife	-	2,600
Unsecured non-interest bearing note payable due on demand by Company to Kayode Aladesuyi, Company Chief Executive Officer and President and significant Company shareholder.	33,949	2,000

Total	$596,581	$607,206

No interest expense has been accrued on the above loans in 2010 or 2009.

NOTE 3 – RELATED PARTIES

Frank Russo, a Director of the Company, is a note holder of the Company (see Note 2 – Loans Payable).   During the year ended December 31, 2009, Mr. Russo converted $100,000 of the note into 10,000,000 shares of the Company’s common stock. During the six months ended June 30, 2010, Mr. Russo converted $60,000 of the note into 6,000,000 shares of the Company’s common stock.  The Company borrowed $29,800 and $144,300 from and repaid $16,500 and $11,500 to Mr. Russo during the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.  The Company issued 400,000 shares of its common stock to Mr. Russo for services during the year ended December 31, 2009 (see Note 4 – Stockholders’ Deficit).

Edward Eppel, a Director of the Company, is a note holder of the Company (see Note 2 – Loans Payable).  The Company borrowed $6,726 and $126,400 from Mr. Eppel during the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.  The Company issued 5,100,000 shares of its common stock to Mr. Eppel for services during the year ended December 31, 2009 (see Note 4 – Stockholders’ Deficit).

Andrea Rocha, Comptroller of the Company, is the wife of Kayode Aladesuyi, the Company’s Chief Executive Officer, President and a Director of the Company.  Ms. Rocha was a note holder of the Company (see Note 2 – Loans Payable).  The Company borrowed $32,000 from Ms. Rocha during the year ended December 31, 2009.  During the year ended December 31, 2009, Ms. Rocha converted $32,000 of the note into 3,200,000 shares of the Company’s common stock.  During the six months ended June 30, 2010, the Company repaid $2,600 to Ms. Rocha. On October 5, 2009, Ms. Rocha purchased 4,800,000 shares of the Company’s common stock for $48,000.

Kayode Aladesuyi is a note holder of the Company (see Note 2 – Loans Payable).  During the year ended December 31, 2009, the Company borrowed $132,497 from and repaid $130,497 to Mr. Aladesuyi.  During the six months ended June 30, 2010, the Company borrowed $122,259 from and repaid $90,310 to Mr. Aladesuyi.  On July 30, 2010, Charms Investments Inc. assigned its interest in their $196,425 convertible note to Mr. Aladesuyi (see Note 2 – Loans Payable).  The convertible note is automatically convertible upon the Company receiving at least gross proceeds of $5,000,000 in a Qualified Equity Financing, as defined in the note agreement, at an 80% discount rate of the share price sold in such Qualified Equity Financing.  The Company issued 4,000,000 and 400,000 shares of its common stock to Mr. Aladesuyi for services during the six months ended June 30, 2010 and the year ended December 31, 2009, respectively (see Note 4 – Stockholders’ Deficit).  During the year ended December 31, 2009, Mr. Aladesuyi purchased 15,000,000 shares of the Company’s common stock for $150,000.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

On April 2, 2010, prior to the Stock Exchange, Anis Sherali, a Director of the Company, purchased 200,000 shares of the Company’s common stock for $5,000.  The Company issued 100,000 shares of its common stock to Mr. Sherali for services during the year ended December 31, 2009 (see Note 4 – Stockholders’ Deficit).

During the six months ended June 30, 2010, officers and shareholders of the Company contributed services having a fair market value of $297,846 (see Note 4 – Stockholders’ Deficit).

NOTE 4 - STOCKHOLDERS’ DEFICIT

Common Stock Issued for Cash

During the year ended December 31, 2009, the Company issued 40,240,000 shares of common stock for a total of $524,977 ($0.013 per share).

During the six months ended June 30, 2010, the Company issued 7,445,417 shares of common stock for a total of $123,000 ($0.017 per share).

Common Stock Issued in Conversion of Debt

During the year ended December 31, 2009, the Company issued 13,200,000 shares of common stock in the conversion of $132,000 of notes payable to related parties (see Note 3 – Related Parties).

During the six months ended June 30, 2010, the Company issued 6,000,000 shares of common stock in the conversion of $60,000 of a note payable to a related party (see Note 3 – Related Parties).

Stock Issued for Services

The Company issued 4,000,000 and 400,000 shares of common stock for services, at par value of $.01 per share based on the fair value of the services rendered, to Kayode Aladesuyi, the Company’s Chief Executive Officer, President and a Director of the Company, during the six months ended June 30, 2010 and the year ended December 31, 2009, respectively (see Note 3 – Related Parties).

The Company issued 400,000 shares of its common stock to Frank Russo for services, at par value of $.01 per share based on the fair value of the services rendered, during the year ended December 31, 2009 (see Note 3 – Related Parties).

The Company issued 5,100,000 shares of its common stock to Edward Eppel for services, at par value of $.01 per share based on the fair value of the services rendered, during the year ended December 31, 2009 (see Note 3 – Related Parties).

The Company issued 100,000 shares of its common stock to Mr. Sherali for services, at par value of $.01 per share based on the fair value of the services rendered, during the year ended December 31, 2009 (see Note 3 – Related Parties).

During the year ended December 31, 2009, the Company issued 850,000 shares to an unrelated party for services, at par value of $.01 per share based on the fair value of the services rendered.

In-Kind Contribution of Services

During the six months ended June 30, 2010, officers and shareholders of the Company contributed services having a fair market value of $297,846 (see Note 3 – Related Parties).

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

NOTE 5 – ESCROW DEPOSITS

On December 18, 2009, the principal shareholders (the “Sellers”) of East Coast Diversified Corporation (“ECDC”) entered into a Securities Purchase Agreement (the “Agreement”) with Kayode Aladesuyi (the “Buyer”), the President of the Company, pursuant to which Sellers, owners of record and beneficially an aggregate of 7,029,950 shares of Common Stock, par value $0.001 per share (“Common Stock”) of ECDC, agreed to sell and transfer Sellers' 7,029,950 shares of Common Stock (the "Sellers’ Shares”) to the Buyer for total consideration of Three Hundred Thousand ($300,000) Dollars. The Agreement also provided that the Company would enter into a share exchange agreement with the Company.

In connection with this transaction the Company deposited $220,000 as of March 31, 2010 and $100,000 as of December 31, 2009 in escrow towards the final purchase price of the transaction.  The escrow deposits have been reimbursed to the Company during the quarter ended June 30, 2010 by the ultimate investors that acquired the Sellers’ shares.

On January 26, 2010, the Company began negotiations with G-TECHONOLOGIES SDN BHD (“G-TECH”), a Malaysian entity, to acquire a 10% interest of G-TECH and issued a $25,000 refundable deposit with G-TECH.  The Company is currently performing its due diligence of G-TECH and is continuing its negotiations.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $1,130,491 and $507,457 for the six months ended June 30, 2010 and 2009 and has incurred cumulative losses since inception of $9,415,518.  The Company has a stockholders’ deficit of $3,296,505 at June 30, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7 - LEGAL

On July 13, 2010, the Company was named in a lawsuit captioned ArrivalStar S.A. and Melvino Technologies Limited v. EarthSearch Communications International, Inc.. U.S. District Court, Northern District of Illinois, 1:10-CV-04349.  The lawsuit alleges that EarthSearch had infringed on various patents.  On September 1, 2010, both parties agreed to a Settlement, Release and License Agreement which provides numerous domestic and international patents usable by EarthSearch for minimal fees.

NOTE 8 - SUBSEQUENT EVENTS

On July 9, 2010, the Company issued 500,000 shares of its common stock in conversion of $25,000 of notes payable.

On July 16, 2010, the Company issued 500,000 shares of common stock in a private placement for $19,975 cash ($0.04 per share).

On July 26, 2010, the Company issued 1,645,000 shares of common stock to eight shareholders in a private placement for an aggregate of $129,250 cash ($0.079 per share).

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

On August 3, 2010, the Company issued 200,000 shares of its common stock for future services.

On August 5, 2010, the Company issued 1,000,000 shares of common stock in a private placement for $40,000 cash ($0.04 per share).

On August 5, 2010, the Company issued 500,000 shares of its common stock for future services.

On September 1, 2010, the Company executed a Settlement, Release and License Agreement for various domestic and international patents (see Note 7 - Legal).

On September 9, 2010, the Company’s Board of Directors authorized to increase the Company’s authorized Common Stock to 200 million (200,000,000) shares.

On September 17, 2010, the Company’s Board of Directors authorized a twenty-five million share common stock incentive plan (the “2010 Stock Incentive Plan”) for our management and consultants to be registered under a registration statement on Form S-8.

The Company’s Board of Directors unanimously agreed to grant two million shares to Mr. Kayode Aladesuyi, the Company’s Chief Executive Officer and Chairman, under the 2010 Stock Incentive Plan dated September 17, 2010, in lieu of unpaid salary of $87,500 out of an accrued aggregate of $175,000.  Such shares of common stock shall be issued from the shares registered under a registration statement on Form S-8 representing the 2010 Stock Incentive Plan.

Mr. Aladesuyi used to own various patents and we have used those certain patents, Application No. 61/245,141 and 11/854,305.  On September 17, 2010 the Company obtained, without prepayment, the United States exclusive rights to use those patents for a renewable period of 5 years pursuant to a certain license agreement with BBGN&A LLC, a Nevada limited liability company, the entity currently owning the patents.  Mr. Aladesuyi is the majority owner of BBGN&A LLC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public.  This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions.  Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement.  Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and in our subsequent filings with the Securities and Exchange Commission.

Overview

East Coast Diversified Corp. (the "Company", "Registrant", “ECDC”, “we”, or :”us”) was incorporated under the laws of the State of Florida on May 27, 1994, under the name Plantastic Corp. to engage in the business of purchasing and operating a tree farm and nursery, which venture was unsuccessful. In. March 1997, the Company amended its articles of incorporation, reorganized its capital structure and changed its name to Viva Golf, USA Corp., acquiring The Company the assets of Viva Golf, USA Corp., a golf equipment marketing plan and other related assets which was also unsuccessful and ceased those operations in 1998. In June 2003, the Company changed its name to East Coast Diversified Corp. from Lifekeepers International, Inc. and changed its domicile to Nevada.

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

Recent Events

On December 18, 2009, the Company's principal shareholders, Frank Rovito, Aaron Goldstein and Green Energy Partners, LLC ( the "Sellers") and entered into a Securities Purchase Agreement (the “Agreement”) with Kayode Aladesuyi (the “Buyer”) pursuant to which Sellers, owners of record and beneficially an aggregate of 7,029,950 shares of Common Stock, par value $0.001 per share of ECDC, agreed to sell and transfer Sellers' 7,029,950 shares of  Common Stock (the "Sellers’ Shares”) to the Buyer for total consideration of Three Hundred Thousand ($300,000) Dollars. The Agreement also provides that the Company will enter into a share exchange agreement with EarthSearch Communications International, Inc. ("EarthSearch").

On January 15, 2010, ECDC and EarthSearch entered into a Share Exchange Agreement pursuant to which the Company agreed to issue 35,000,000 million restricted shares of its Common Stock to the shareholders of EarthSearch in exchange for 93.49% of the issued and outstanding common stock of EarthSearch.  Mr. Aladesuyi is the CEO, Chairman and control shareholder of EarthSearch.  The final closing was concluded and is effective April 2, 2010. The board of directors of ECDC passed a resolution electing the board and management of the Company and effectively resigned from the board of ECDC.

EarthSearch Communications International, Inc. was founded in November 2003 as a Georgia corporation. The Company subsequently re-incorporated in Delaware on July 8, 2005.

Plan of Operation

On April 2, 2010, we completed the Stock Exchange with EarthSearch. In connection with this Stock Exchange, we discontinued our former business and succeeded to the business of EarthSearch as our sole line of business. The merger is being accounted for as a recapitalization, with EarthSearch deemed to be the accounting acquirer and ECDC the acquired company. Accordingly, EarthSearch’s historical financial statements for periods prior to the merger have become those of the registrant (ECDC), retroactively restated for, and giving effect to, the number of shares received in the merger. The accumulated earnings of EarthSearch were also carried forward after the acquisition. Operations reported for periods prior to the merger are those of EarthSearch.

EarthSearch, based in Atlanta, Georgia, has created the world’s first integration of RFID and GPS technology. EarthSearch is an international provider of supply management solutions offering real-time visibility in the supply chain with integrated RFID/GPS and other telemetry products.  These solutions help businesses worldwide to increase asset management, provide safety and security, increase productivity, and deliver real-time visibility of the supply chain through automation.

RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenue

For the three months ended June 30, 2010, our revenue was $13,471, compared to $49,762 for the same period in 2009, representing a decrease of 72.9%. This decrease in revenue was primarily attributable to the effects of the economy and the deficiency in working capital to provide for marketing the Company’s products.

Gross Profit

For the three months ended June 30, 2010, our gross profit was $83, compared to a gross profit of $30,642 for the same period in 2009, representing a decrease of 99.7%. This decrease in our gross profit resulted primarily from the reduction in revenue and the increase in cost of revenue as a percent of revenue (99.4% and 38.4%, for the three months ended June 30, 2010 and 2009, respectively).  The increase in cost of revenues as a percent of revenue is primarily due to the limited revenue for the three months ended June 30, 2010.

Selling, General and Administrative Expenses

For the three months ended June 30, 2010, selling, general and administrative expenses were $626,533 compared to $247,157 for the same period in 2009, an increase of 153.5%.  This increase was primarily caused by accounting fees increased from $0 to $28,675, compensation for board members increased from $0 to $40,000, and salary expenses increased from $78,130 to $371,083. These increases were offset by a decrease in salary expense for technology employees of $26,500.

Net Loss

We generated net losses of $606,365 for the three months ended June 30, 2010 compared to $239,937 for the same period in 2009, an increase of 152.7%.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenue

For the six months ended June 30, 2010, our revenue was $22,574, compared to $100,932 for the same period in 2009, representing a decrease of 77.6%. This decrease in revenue was primarily attributable to the effects of the economy and the deficiency in working capital to provide for marketing the Company’s products.

Gross Profit

For the six months ended June 30, 2010, our gross profit was $349, compared to a gross profit of $52,602 for the same period in 2009, representing a decrease of 99.3%. This decrease in our gross profit resulted primarily from the reduction in revenue and the increase in cost of revenue as a percent of revenue (98.5% and 47.9%, for the six months ended June 30, 2010 and 2009, respectively).  The increase in cost of revenues as a percent of revenue is primarily due to the limited revenue for the six months ended June 30, 2010.

Selling, General and Administrative Expenses

For the six months ended June 30, 2010, selling, general and administrative expenses were $1,105,972 compared to $533,060 for the same period in 2009, an increase of 107.5%.  This increase was primarily caused by accounting fees increased from $0 to $53,730, compensation for board members increased from $0 to $80,000, and salary expenses increased from $255,770 to $641,731. These increases were offset by a decrease in salary expense for technology employees of $57,507.

Net Loss

We generated net losses of $1,130,491 for the six months ended June 30, 2010 compared to $507,457 for the same period in 2009, an increase of 122.8%.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2010, we had cash and cash equivalents of $2,113. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities. Our cash requirements are generally for selling, general and administrative activities. We do not believe that our cash balance as of June 30, 2010 and expected cash flows from operations will be sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next six months.  Accordingly, we will need to rely on additional loans and private placements of our securities.

Our operating activities generated a deficit cash flow of approximately $561,668 for the six months ended June 30, 2010, and we used cash in operations of $223,629 during 2009. The principal elements of cash flow from operations for the six months ended June 30, 2010 included a net loss of $1,172,714, offset by depreciation and amortization expense of $114,860, in-kind contribution of services of $297,846, and decreased investment in operating working capital elements of $97,936.

Cash provided by our investing activities was $69,215 for the six months ended June 30, 2010, compared to $14,765 used in investing activities for the same period in 2009.  This increase of $83,980 was primarily due the receipt of funds for reimbursement of escrow deposits of $220,000 and the payment of escrow deposits if $145,000.

Cash generated from our financing activities was $493,800 for the six months ended June 30, 2010, compared to $238,366 during the comparable period in 2009. This increase was primarily attributed to the proceeds from the issuance of common stock, an increase from $112,978 to $123,000, proceeds from loans payable to related parties, a decrease from $230,769 to $158,785, proceeds from loans payable to unrelated parties, an increase from $0 to $321,425, offset by the repayments of loans payable to related parties, an increase from $105,381 to $109,410.

As of June 30, 2010, current liabilities exceeded current assets by 58.9 times. Current assets increased from $37,601 at December 31, 2009 to $60,761 at June 30, 2010 whereas current liabilities increased from $3,063,247 at December 31, 2009 to $3,576,052 at June 30, 2010.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.

We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all of these significant accounting policies impact the Company’s financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our financial position or liquidity, results of operations or cash flows for the periods presented.

Off Balance Sheet Transactions

We have no off-balance sheet arrangements.

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is not exposed to market risk related to interest rates or foreign currencies.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

 As required by Rule 13a-15(b) of the Exchange Act, we must carry out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter, under the supervision and with the participation of its management, including its CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with US generally accepted accounting principles.

With the participation of the CEO, who is also our acting CFO, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment performed using the criteria established by COSO, management has concluded that we had the following material weaknesses in our internal control over financial reporting:

1.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
2.	Lack of segregation of duties over financial transaction processing and reporting;
3.	Ineffective controls and insufficient written policies and procedures over period end financial disclosure and reporting processes.

Changes in Internal Control Over Financial Reporting

In an effort to remediate the identified material weaknesses discussed above and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures:

For the material weakness concerning our Audit Committee, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.  We plan to appoint one or more outside directors to our Board who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal  controls and procedures such as reviewing and approving estimates and assumptions made by management.

For the material weakness concerning deficiencies in segregation of duties, we are currently reviewing our internal controls under new management to assure that we have adequately trained personnel to more timely complete the company’s Quarterly and other filings with the SEC.  We shall create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

For the material weakness concerning deficiencies in the financial reporting process, we are working to develop and implement sufficient written policies and procedures to better insure timely decisions can be made regarding required disclosures.

Notwithstanding our assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this report on Form 10-Q for the fiscal quarter ended June 30, 2010 accurately present our financial condition, results of operations and cash flows in all material respects.

Other than the items identified above, no change in ECDC’s control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, ECDC’s internal control over financial reporting.

Based on current regulations, Section 404(a) of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009. We have performed the necessary system and process documentation in preparation for the evaluation and testing required for management to make this assessment. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. For our fiscal year ending December 31, 2010, we currently expect to be exempt from such requirement.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

On July 13, 2010, the Company was named in a lawsuit captioned ArrivalStar S.A. and Melvino Technologies Limited v. EarthSearch Communications International, Inc.. U.S. District Court, Northern District of Illinois, 1:10-CV-04349.  The lawsuit alleges that EarthSearch had infringed on various patents.  On September 1, 2010, both parties agreed to a Settlement, Release and License Agreement which provides numerous domestic and international patents usable by EarthSearch for minimal fees.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.   Risk Factors.

Not Required.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Since April 2, 2010 (date of merger), the Company sold the following unregistered securities:

On July 16, 2010, the Company issued 500,000 shares of common stock in a private placement for $19,975 cash ($0.04 per share).

On July 26, 2010, the Company issued 1,645,000 shares of common stock to eight shareholders in a private placement for an aggregate of $129,250 cash ($0.079 per share).

On August 5, 2010, the Company issued 1,000,000 shares of common stock in a private placement for $40,000 cash ($0.04 per share).

On July 9, 2010, the Company issued 500,000 shares of its common stock in conversion of $25,000 of notes payable.

Proceeds received are generally used for selling, general and administrative activities.

Since April 2, 2010, the Board of Directors of the Company approved the following issuances of unregistered shares of the Company’s common stock in exchange for future services to be performed by the Company’s investor relations consultants:

On August 3, 2010, the Company issued 200,000 shares of its common stock for services.

On August 5, 2010, the Company issued 500,000 shares of its common stock for services.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.       (Removed & Reserved)

Item 5.      Other Information.

None.

Item 6.      Exhibits

Exhibit 2.1	Resolution of the Shareholders of East Coast Diversified Corporation dated April 2, 2010. (1)

Exhibit 2.2	Resolution of the Shareholders of East Coast Diversified Corporation dated April 2, 2010. (1)

Exhibit 2.3	Share Exchange Agreement between East Coast Diversified Corporation and EarthSearch Communications International, Inc. dated January 12, 2010. (1)

Exhibit 2.4	Certificate of Amendment to the Certificate of Incorporation. (1)

Exhibit 2.5	Private Stock Purchase Agreement dated April 6, 2010 between Energy Partners, LLC and Messrs. Aaron Goldstein and Frank Rovito. (1)

Exhibit 2.6	Resolutions of Board of Directors of East Coast Diversified Corporation dated April 12, 2010. (1)

Exhibit 2.7	Resignation of Aaron Goldstein dated April 2, 2010. (1)

Exhibit 2.8	Consent of Registered Independent Auditors dated April 8, 2010. (1)

Exhibit 10.1	Settlement, Release and License Agreement between EarthSearch Communications International, Inc., Melvino Technologies Limited, and ArrivalStar S.A. dated September 1, 2010. (2)

Exhibit 10.2	License Agreement between East Coast Diversified Corporation and BBGN&A LLC dated September 17, 2010. (2)

Exhibit 10.3	East Coast Diversified Corporation 2010 Incentive Stock Plan. (2)

Exhibit 99.1	Audited Financial Statements of EarthSearch Communications International, Inc. for the Years Ended December 31, 2009 and 2008. (1)

Exhibit 99.2	Unaudited Financial Statements of EarthSearch Communications International, Inc. for the Three Months Ended March 31, 2010 and 2009. (2)

Exhibit 99.3	East Coast Diversified Corporation proforma combined financial statements for the three months ended March 31, 2010. (2)

Exhibit 31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002. (3)

Exhibit 32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002. (3)

(1)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 12, 2010.
(2)	Incorporated by reference from Company’s Form 8-K/A filed with the Securities and Exchange Commission on September 21, 2010.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST COAST DIVERSIFIED CORPORATION

September 23, 2010	By:	/s/ Kayode Aladesuyi
Kayode Aladesuyi
Chairman, CEO