Form 10-Q
period 2010-09-30
EAST COAST DIVERSIFIED CORP
filed 2010-11-22
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q
____________________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______to______.

Commission File Number: 000-50356
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
____________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐     Accelerated Filer  ☐      Non-Accelerated Filer  ☐      Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.Yes  ☐  No  ☒

As of as of November 10, 2010 the registrant had 58,826,493 shares of its Common Stock, $0.001 par value, outstanding.

EAST COAST DIVERSIFIED CORPORATION
FORM 10-Q
September 30, 2010

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
East Coast Diversified Corporation and Subsidiary
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)

ASSETS

Current Assets
Cash	$161	$766
Accounts receivable (net of allowance for doubtful accounts of $0 and
$260,577 respectively)	11,806	2,259
Inventory	49,513	-
Prepaid expenses	-	5,000
Supplier advances	12,759	29,576
Total Current Assets	74,239	37,601

Property and Equipment, net	18,820	56,024

Other assets
Capitalized research and development costs (net of accumulated
amortization of $511,022 and $367,210 respectively)	129,647	273,458
Escrow deposits	25,000	100,000
Security deposits	4,521	4,521
Total Other Assets	159,168	377,979

Total Assets	$252,227	$471,604

See notes to unaudited consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$-	$5,207
Loans payable	1,080,487	671,930
Loans payable - related party	597,491	607,206
Accounts payable and accrued expenses	758,107	655,494
Accrued payroll and related liabilities	1,405,174	1,123,410
Total Liabilities	3,841,259	3,063,247

Commitments and Contingencies

Stockholders' Deficit
Common stock, $.01 par value, 200,000,000 shares authorized,
136,064,233 issued and outstanding *	-	1,360,642
Common stock, $.001 par value, 200,000,000 shares authorized,
58,671,985 issued and outstanding	58,672	-
Additional paid-in capital	6,749,145	4,946,622
Accumulated deficit	(10,147,594)	(8,898,907)
Total East Coast Diversified Stockholders' Deficit	(3,339,777)	(2,591,643)
Noncontrolling interest	(249,255)	-
Total Stockholders' Deficit	(3,589,032)	(2,591,643)

Total Liabilities and Stockholders' Deficit	$252,227	$471,604

* Represents issued and outstanding shares of EarthSearch Communications at December 31, 2009 (pre-merger)
See notes to unaudited consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenue	$32,366	$26,448	$54,940	$127,380

Cost of Revenue	21,338	21,986	43,563	70,316

Gross Profit	11,028	4,462	11,377	57,064

Selling, general and administrative expenses	690,829	202,850	1,796,801	735,910

Loss from Operations	(679,801)	(198,388)	(1,785,424)	(678,846)

Other Income (Expense)
Other income	-	-	65	-
Interest expense	(23,901)	(13,071)	(69,278)	(40,070)
Loss on conversion of debt	(63,750)	-	(63,750)	-
Loss on disposal of assets	-	-	(21,779)	-
Total Other Income (Expense)	(87,651)	(13,071)	(154,742)	(40,070)

Net Loss	(767,452)	(211,459)	(1,940,166)	(718,916)
Net loss attributable to noncontrolling interest	35,376	-	77,599	-

Net Loss attributable to East Coast
Diversified Corporation	$(732,076)	$(211,459)	$(1,862,567)	$(718,916)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares
oustanding during the period -
Basic and Diluted	52,364,680	103,502,929	81,041,013	89,160,860

See notes to unaudited consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2010	2009
Cash Flows Used In Operating Activities:
Net Loss	$(1,940,166)	$(718,916)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	156,260	165,665
Loss on conversion of debt	63,750	-
Loss on disposal of assets	21,866	-
Stock issued in lieu of cash compensation	128,000	50,000
In-kind contribution of services	347,846	-
Interest accrued on loans payable	57,875	31,250
Changes in operating assets and liabilities:
Security deposits	-	4,521
Accounts receivable, net	(9,547)	(57,390)
Inventory	(39,864)	10,384
Prepaid expenses	5,000	(30,480)
Supplier advances	16,817	(8,561)
Bank overdraft	(5,207)	(7,828)
Accounts payable and accrued expenses	49,613	69,873
Accrued payroll and related liabilities	281,764	129,488
Net Cash Used In Operating Activities	(865,993)	(361,994)

Cash Flows From (Used In) Investing Activities:
Capital expenditures	(6,760)	(855)
Capitalized reasearch and development costs	-	(41,729)
Payments of escrow deposits	(145,000)	-
Proceeds received for reimbusement of escrow deposits	220,000	-
Cash received in reverse merger	6	-
Net Cash From (Used In) Investing Activities	68,246	(42,584)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	369,925	168,477
Proceeds from loans payable - related party	217,367	317,758
Repayments of loans payable - related party	(167,082)	(135,958)
Proceeds from loans payable	376,932	55,000
Net Cash From Financing Activities	797,142	405,277

Net (Decrease) Increase in Cash	(605)	699

Cash at Beginning of Period	766	28

Cash at End of Period	$161	$727

See notes to unaudited consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Cash Flows, continued
(unaudited)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Supplemental disclosure of cash flow information:

Cash paid for interest	$11,403	$8,821

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Issuance of 500,000 shares of common stock in conversion of
loans payable	$26,250	$-

Issuance of 6,000,000 and 13,000,000 shares of common stock in conversion of
loans payable - related party, resepctively	$60,000	$130,000

Reduction of 95,848,349 shares of common stock in stock exchange	$(1,387,429)	$-

Recognition of noncontrolling interest at date of stock exchange	$(171,656)	$-

See notes to unaudited consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  The results of operations for the interim period ended September 30, 2010 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2010. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 8-K filed on April 12, 2010 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2010 and December 31, 2009, respectively, the Company had no cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC 260-10, “Earnings Per Share.” As of September 30, 2010 and 2009, respectively, there were no common share equivalents outstanding.

Fixed Assets

Fixed assets are stated at cost. Depreciation expense is computed principally by the straight-line method over the following estimated useful lives of the assets:

Description	Estimated useful life
Furniture and fixtures	7 years
Equipment	5 years
Leasehold improvements	Life of lease

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

Equipment to be placed in service will be depreciated once the equipment is placed in service.  Depreciation expense was $4,367 and $4,151 for the three months ended September 30, 2010 and 2009, respectively, and $12,449 and $12,453 for the nine months ended September 30, 2010 and 2009, respectively.

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

Research and Development Costs

Costs incurred internally in researching and developing computer software products are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to manufacturing which occurred in January 2007. The amortization of these costs is included in cost of revenue over the estimated life of the products, which is estimated to be 3 years.

The Company capitalized $0 and $55,639 of research and development costs in the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.  The Company recorded amortization expense of $37,034 and $51,070 for the three months ended September 30, 2010 and 2009, respectively, and $143,812 and $153,212 for the nine months ended September 30, 2010 and 2009, respectively.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of September 30, 2010.

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

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

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

In September 2006, the FASB issued ASC 820-10 (formerly FASB Statement 157, “Fair Value Measurements”). ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC 820-10 does not require any new fair value measurements.  However, for some entities, the application of ASC 820-10 will change current practice.  The changes to current practice resulting from the application of ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted ASC 820-10 effective December 31st 2009 for financial assets and the adoption did not have a significant effect on its consolidated financial statements.

In February 2007, the FASB issued ASC 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted ASC 825-10 effective December 31, 2009 and the adoption did not have a significant effect on its consolidated financial statements.

In December 2007, the FASB issued ASC 808-10 (formerly EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”) was issued.  ASC 808-10 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of ASC 808-10 have been adopted in 2009. ASC 808-10 has had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their consolidated results of operations or financial position.

In April 2008, the FASB issued ASC 350, “Determination of the Useful Life of Intangible Assets”. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified ASC 815-40-25 (formerly EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”). ASC 815-40-25 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of ASC 815-40-25, results in the instruments no longer being considered indexed to the company's own stock.  On November 23, 2009, the Company adopted ASC 815-40-25 and re-evaluated its issued and outstanding warrants that contain a strike price adjustment feature.   Based upon the Company’s re-evaluation, ASC 815-40-25 has had no material impact on the Company’s consolidated financial statements.

In September 2009, the FASB ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13).  ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25.  This consensus provides for two significant changes to the existing multiple element revenue recognition guidance.  First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements.  Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the relative selling price.  This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be adopted early as of the first quarter of an entity’s fiscal year.  Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements.  We adopted this standard effective April 4, 2010, and its adoption did not have a material impact on our consolidated financial position or results of operations.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its consolidated financial statements upon its required adoption on January 1, 2011.

In December 2009, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  ASC 805 requires an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there was no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Effective November 23, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements.  In accordance with ASC 855-10, the Company evaluated all events or transactions that occurred after December 2009, the date the Company issued these consolidated financial statements.

Effective for the interim reporting period ending December 31, 2009, the Company adopted two new accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities as codified in ASC 820-10-65 (formerly FASB Staff Position Financial Accounting Standard 107-1 and Accounting Principles Board 28-1 and “Interim Disclosures about Fair Value of Financial Instruments”. ASC 820-10-65 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 820-10-65 requires related disclosures in summarized financial information at interim reporting periods. ASC 820-10-65 was effective for the interim reporting period ending December 31, 2009. The adoption of ASC 820-10-65 did not have a material impact on the Company’s consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

In January 2010, the FASB issued ASC Update No. 2010-06, Improving Disclosure about Fair Value Measurements (ASU 2010-06).  ASU 2010-06 requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010.  The adoption of this standard did not and will not have a material impact on our consolidated financial position or results of operations.

In April 2010, the FASB issued ASC Update No. 2010-17, Milestone Method of Revenue Recognition (ASU 2010-17).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective for interim and annual reporting periods beginning after June 15, 2010, with early adoption permitted.  The adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

NOTE 2 - LOANS PAYABLE

Loans payable consist of the following:
	September 30,	December 31,
	2010	2009

Unsecured $450,000 note payable to Azfar Haque, which bears interest at 9% per annum and was originally due June 15, 2008. The note is currently in default. Accrued interest is equal to $102,680 and $72,305 respectively.	$552,680	$522,305
Unsecured $80,000 note payable to Rainmaker Global, Inc. which bears interest at 30% per annum and was originally due December 31, 2009. The note is currently in default. Accrued interest is equal to $24,125 and $6,125 respectively.	104,125	86,125
Unsecured non-interest bearing note payable due on demand by Company to Charms Investments Inc.	-	25,000
$30,000 convertible note payable to Charms Investments Inc., which bears interest at 10% per annum and was originally due March 15, 2010. The due date of the note has been extended to December 31, 2010. Accrued interest is equal to $2,125 at September 30, 2010.	32,125	-
$55,000 convertible note payable to Charms Investments Inc., which bears interest at 10% per annum and was originally due April 15, 2010. The due date of the note has been extended to December 31, 2010. Accrued interest is equal to $3,625 at September 30, 2010.	58,625	-
$40,000 convertible note payable to Charms Investments Inc., which bears interest at 10% per annum and is due October 16, 2010. Accrued interest is equal to $2,500 at September 30, 2010.	42,500	-
$196,425 convertible note payable to Charms Investments Inc., which bears interest at 7% per annum and was originally due July 30, 2010. The due date of the note has been extended to December 31, 2010.	174,425	-
Unsecured non-interest bearing note payable due on demand by Company to Leonard Marella.	20,000	20,000
Unsecured non-interest bearing note payable due on demand by Company to Steve Palmer.	8,000	8,000
Unsecured non-interest bearing note payable due on demand by Company to Syed Ahmed.	7,000	7,000
Unsecured non-interest bearing note payable due on demand by Company to Alina Farooq.	3,500	3,500
Unsecured non-interest bearing note payable due on demand by Company to William Johnson	77,507	-

Total	$1,080,487	$671,930

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

The Company accrued interest expense of $ 19,250 and $11,000 for the three months ended September 30, 2010 and 2009, respectively, and $57,875 and $31,250 for the nine months ended September 30, 2010 and 2009, respectively, on the above loans.

All of the convertible notes held by Charms Investments, Inc. are automatically convertible upon the Company receiving gross proceeds of at least $5,000,000 in a Qualified Equity Financing, as defined in the note agreement, at 80% of the share price sold in such Qualified Equity Financing.

On July 30, 2010, Charms Investments, Inc. assigned its interest in the $196,425 convertible note to Mr. Kayode Aladesuyi, the Company’s Chief Executive Officer, President and a Director of the Company (see Note 3 – Related Parties).

Loans payable – related parties consist of the following:

	September 30,	December 31,
	2010	2009

Unsecured non-interest bearing note payable due on demand by Company to Frank Russo, a Director in the Company.	$422,006	$476,206
Unsecured non-interest bearing note payable due on demand by Company to Edward Eppel.	150,485	126,400
Unsecured non-interest bearing note payable due on demand by Company to Andrea Rocha, Company Comptroller and President’s wife	-	2,600
Unsecured non-interest bearing note payable due on demand by Company to Kayode Aladesuyi, Company Chief Executive Officer and President and significant Company shareholder.	-	2,000
Unsecured non-interest bearing note payable due on demand by Company to Valerie Aladesuyi, former wife of Company Chief Executive Officer and President	25,000	-

Total	$597,491	$607,206

No interest expense has been accrued on the above loans in 2010 or 2009.

NOTE 3 – RELATED PARTIES

Frank Russo, a Director of the Company, is a note holder of the Company (see Note 2 – Loans Payable).   During the year ended December 31, 2009, Mr. Russo converted $100,000 of the note into 10,000,000 shares of the Company’s common stock. During the nine months ended September 30, 2010, Mr. Russo converted $60,000 of the note into 6,000,000 shares of the Company’s common stock.  The Company borrowed $29,800 and $144,300 from and repaid $24,000 and $11,500 to Mr. Russo during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.  The Company issued 400,000 shares of its common stock to Mr. Russo for services during the year ended December 31, 2009 (see Note 4 – Stockholders’ Deficit).

Edward Eppel, a Director of the Company, is a note holder of the Company (see Note 2 – Loans Payable).  The Company borrowed $24,085 and $126,400 from Mr. Eppel during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.  The Company issued 5,100,000 shares of its common stock to Mr. Eppel for services during the year ended December 31, 2009 (see Note 4 – Stockholders’ Deficit).

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

Andrea Rocha, Comptroller of the Company, is the wife of Kayode Aladesuyi, the Company’s Chief Executive Officer, President and a Director of the Company.  Ms. Rocha was a note holder of the Company (see Note 2 – Loans Payable).  The Company borrowed $32,000 from Ms. Rocha during the year ended December 31, 2009.  During the year ended December 31, 2009, Ms. Rocha converted $32,000 of the note into 3,200,000 shares of the Company’s common stock.  During the nine months ended September 30, 2010, the Company repaid $2,600 to Ms. Rocha. On October 5, 2009, Ms. Rocha purchased 4,800,000 shares of the Company’s common stock for $48,000.

Kayode Aladesuyi was a note holder of the Company (see Note 2 – Loans Payable).  During the year ended December 31, 2009, the Company borrowed $132,497 from and repaid $130,497 to Mr. Aladesuyi.  During the nine months ended September 30, 2010, the Company borrowed $138,482 from and repaid $140,482 to Mr. Aladesuyi.  On July 30, 2010, Charms Investments, Inc. assigned its interest in their $196,425 convertible note to Mr. Aladesuyi (see Note 2 – Loans Payable).  The convertible note is automatically convertible upon the Company receiving at least gross proceeds of $5,000,000 in a Qualified Equity Financing, as defined in the note agreement, at 80% of the share price sold in such Qualified Equity Financing.  The Company issued 4,000,000 and 400,000 shares of its common stock to Mr. Aladesuyi for services during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively (see Note 4 – Stockholders’ Deficit).  During the year ended December 31, 2009, Mr. Aladesuyi purchased 15,000,000 shares of the Company’s common stock for $150,000.

On April 2, 2010, prior to the Stock Exchange, Anis Sherali, a Director of the Company, purchased 200,000 shares of the Company’s common stock for $5,000.  From April 2, 2010 through September 30, 2010 Mr. Sherali purchased 5,153,846 shares of the Company’s stock for $56,500.  The Company issued 100,000 shares of its common stock to Mr. Sherali for services during the year ended December 31, 2009 (see Note 4 – Stockholders’ Deficit).

During the nine months ended September 30, 2010, officers and shareholders of the Company contributed services having a fair market value of $347,846 (see Note 4 – Stockholders’ Deficit).

NOTE 4 - STOCKHOLDERS’ DEFICIT

Authorized Capital

On September 9, 2010, the Company’s Board of Directors authorized to increase the Company’s authorized Common Stock to 200 million (200,000,000) shares.

On September 17, 2010, the Company’s Board of Directors authorized a twenty-five million share common stock incentive plan (the “2010 Stock Incentive Plan”) for our management and consultants which were registered under a registration statement on Form S-8 on September 27, 2010.

Common Stock Issued for Cash

During the year ended December 31, 2009, the Company issued 40,240,000 shares of common stock for a total of $524,977 ($0.013 per share).

During the nine months ended September 30, 2010, the Company issued 15,756,763 shares of common stock for a total of $369,925 ($0.023 per share).

Common Stock Issued in Conversion of Debt

During the year ended December 31, 2009, the Company issued 13,200,000 shares of common stock in the conversion of $132,000 of notes payable to related parties (see Note 3 – Related Parties).

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

During the nine months ended September 30, 2010, the Company issued 6,000,000 shares of common stock in the conversion of $60,000 of a note payable to a related party (see Note 3 – Related Parties) and 500,000 shares of common stock in the conversion of a $26,250 note payable to an unrelated party.

Stock Issued for Services

The Company issued 4,000,000 and 400,000 shares of common stock for services, at par value of $.01 per share based on the fair value of the services rendered, to Kayode Aladesuyi, the Company’s Chief Executive Officer, President and a Director of the Company, during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively (see Note 3 – Related Parties).

The Company’s Board of Directors unanimously agreed to grant two million shares to Mr. Kayode Aladesuyi, the Company’s Chief Executive Officer and Chairman, under the 2010 Stock Incentive Plan dated September 17, 2010, in lieu of unpaid salary of $87,500 out of an accrued aggregate of $175,000.  Such shares of common stock were to be issued from the shares registered under a registration statement on Form S-8 filed September 27, 2010 representing the 2010 Stock Incentive Plan.  Mr. Aladesuyi declined the acceptance of the shares and, accordingly, the issuance was cancelled.

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

The Company issued 100,000 shares of its common stock to Anis Sherali for services, at par value of $.01 per share based on the fair value of the services rendered, during the year ended December 31, 2009 (see Note 3 – Related Parties).

During the year ended December 31, 2009, the Company issued 850,000 shares to an unrelated party for services, at par value of $.01 per share based on the fair value of the services rendered.

During the nine months ended September 30, 2010, the Company issued 2,200,000 shares to unrelated parties for services, at an average price of $.04 per share based on the fair value of services rendered.  1,500,000 of these shares were issued under the 2010 Stock Incentive Plan dated September 17, 2010.

In-Kind Contribution of Services

During the nine months ended September 30, 2010, officers and directors of the Company contributed services having a fair market value of $347,846 (see Note 3 – Related Parties).

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

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

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

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $1,862,567 and $718,916 for the nine months ended September 30, 2010 and 2009 and has incurred cumulative losses since inception of $10,147,594.  The Company has a stockholders’ deficit of $3,589,032 at September 30, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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

NOTE 8 - SUBSEQUENT EVENTS

From October 1, 2010 through October 26, 2010, the Company has received a total of $78,400 from Anis Sherali, a Director of the Company.  The Company has entered into an agreement to issue 7,461,538 shares of its restricted common stock for the funds received.

On October 8, 2010, the Company issued 154,508 shares of its restricted common stock for services, at $.02 per share based on the fair value of services rendered.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Current Report on Form 8-K filed on April 12, 2010 and in our subsequent filings with the Securities and Exchange Commission.

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

EarthSearch, based in Atlanta, Georgia, has created the world’s first integration of RFID and GPS technology. EarthSearch is an international provider of supply chain management solutions offering real-time visibility in the supply chain with integrated RFID/GPS and other telemetry products.  These solutions help businesses worldwide to increase asset management, provide safety and security, increase productivity, and deliver real-time visibility of the supply chain through automation.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenue

For the three months ended September 30, 2010, our revenue was $32,366, compared to $26,448 for the same period in 2009, representing an increase of 22.4%. This increase in revenue of $5,918 was minimal as the Company is primarily engaged in numerous pilot projects across the globe to introduce its integrated GPS/RFID solution which it expects will begin to impact revenue in the first quarter of 2011.

Gross Profit

For the three months ended September 30, 2010, our gross profit was $11,028 compared to a gross profit of $4,462 for the same period in 2009, representing an increase of 147.2%. This increase in our gross profit resulted primarily from the increase in revenue and the reduction in cost of revenue as a percent of revenue (65.9% and 83.1%, for the three months ended September 30, 2010 and 2009, respectively).  The decrease in cost of revenues as a percent of revenue is primarily due to changes in product mix for the limited revenues for the three months ended September 30, 2010 and 2009.

Selling, General and Administrative Expenses

For the three months ended September 30, 2010, selling, general and administrative expenses were $690,829 compared to $202,850 for the same period in 2009, an increase of 240.6%.  This increase was primarily caused by accounting fees increased from $0 to $17,283, compensation for board members increased from $0 to $50,000, professional fees related to public company compliance and investor relations increased from $0 to $124,035, and salary expenses increased from $138,644 to $362,948. These increases were offset by a decrease in salary expense for technology employees of $26,500.

Net Loss

We generated net losses of $732,076 for the three months ended September 30, 2010 compared to $211,459 for the same period in 2009, an increase of 246.2%.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenue

For the nine months ended September 30, 2010, our revenue was $54,940, compared to $127,380 for the same period in 2009, representing a decrease of 56.9%. This decrease in revenue was primarily attributable to the effects of the economy, the deficiency in working capital to provide for marketing the Company’s products, and the Company’s decision to change its business focus and product portfolio from simply marketing GPS devices to developing full fledged supply chain solutions which include RFID technologies, other supply chain and warehouse solutions, as well as the expansion of marketing activities to develop a global distribution network for its new product portfolios.  Management believes these changes, while resulting in significant short term increases in invested resources and costs of operation, will result in greater stability and long term growth for the Company.

Gross Profit

For the nine months ended September 30, 2010, our gross profit was $11,377, compared to a gross profit of $57,064 for the same period in 2009, representing a decrease of 80.1%. This decrease in our gross profit resulted primarily from the reduction in revenue and the increase in cost of revenue as a percent of revenue (79.3% and 55.2%, for the nine months ended September 30, 2010 and 2009, respectively).  The increase in cost of revenues as a percent of revenue is primarily due to the limited revenue for the nine months ended September 30, 2010.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2010, selling, general and administrative expenses were $1,796,801 compared to $735,910 for the same period in 2009, an increase of 144.2%.  This increase was primarily caused by accounting fees increased from $0 to $71,013, compensation for board members increased from $0 to $130,000, professional fees related to public company compliance and investor relations increased from $0 to $120,035, and salary expenses increased from $372,816 to $972,539.

Net Loss

We generated net losses of $1,862,567 for the nine months ended September 30, 2010 compared to $718,916 for the same period in 2009, an increase of 159.1%.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition at September 30, 2010 and December 31, 2009 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	September 30,	December 31,
	2010	2009

Current Assets	$74,239	$37,601
Current Liabilities	3,841,259	3,063,247
Working Capital Deficiency	$(3,767,020)	$(3,025,646)

As of September 30, 2010, we had a working capital deficiency of $3,767,020 and total current assets of $74,239.  At September 30, 2010, we had cash and cash equivalents of $161. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities. Our cash requirements are generally for selling, general and administrative activities.

We do not believe that our cash balance as of September 30, 2010 and expected cash flows from operations will be sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next six months.  Accordingly, we will need to rely on additional loans and private placements of our securities.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Cash Flows

	September 30,	September 30,
	2010	2009

Net cash used in operations	$(865,993)	$(361,994)
Net cash from (used in) investing activities	68,246	(42,584)
Net cash from financing activities	797,142	405,277
Net increase (decrease) in cash	(605)	699
Cash at beginning of period	766	28
Cash at end of period	$161	$727

Our operating activities generated a deficit cash flow of approximately $865,993 for the nine months ended September 30, 2010, compared to $361,994 during 2009. The principal elements of cash flow from operations for the nine months ended September 30, 2010 included a net loss of $1,920,166, offset by depreciation and amortization expense of $156,260, stock issued in lieu of cash compensation of $128,000, in-kind contribution of services of $347,846, and decreased investment in operating working capital elements of $278,576.

Cash provided by our investing activities was $68,246 for the nine months ended September 30, 2010, compared to $42,584 used in investing activities for the same period in 2009.  This increase of $110,830 was primarily due the receipt of funds for reimbursement of escrow deposits of $220,000 and the payment of escrow deposits if $145,000.

Cash generated from our financing activities was $797,142 for the nine months ended September 30, 2010, compared to $405,277 during the comparable period in 2009. This increase was primarily attributed to the proceeds from the issuance of common stock, an increase from $168,477 to $369,925, proceeds from loans payable to related parties, a decrease from $317,758 to $217,367, proceeds from loans payable to unrelated parties, an increase from $55,000 to $376,932, offset by the repayments of loans payable to related parties, an increase from $135,958 to $167,082

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements for the year ended December 31, 2009, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional footnote disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

With the participation of the CEO, who is also our acting CFO, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment performed using the criteria established by COSO, management has concluded that we had the following material weaknesses in our internal control over financial reporting:

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

Notwithstanding our assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this report on Form 10-Q for the fiscal quarter ended September 30, 2010 accurately present our financial condition, results of operations and cash flows in all material respects.

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

Item 1A.   Risk Factors.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2010, the Company issued the following securities for cash.  Proceeds received are generally used for selling, general and administrative activities.

On July 16, 2010, the Company issued 500,000 shares of common stock for $19,975 ($0.04 per share).

On July 26, 2010, the Company issued 1,645,000 shares of common stock to eight shareholders aggregate of $129,250 ($0.079 per share).

On August 5, 2010, the Company issued 1,000,000 shares of common stock for $40,000 ($0.04 per share).

On August 17, 2010, the Company issued 650,000 shares of common stock for $6,500 ($0.01 per share).

On August 30, 2010, the Company issued 1,000,000 shares of common stock for $10,000 ($0.01 per share).

On August 31, 2010, the Company issued 1,000,000 shares of common stock for $10,000 ($0.01 per share).

On September 7, 2010, the Company issued 350,000 shares of common stock for $5,000 ($0.014 per share).

On September 8, 2010, the Company issued 384,615 shares of common stock for $5,000 ($0.013 per share).

On September 9, 2010, the Company issued 769,231 shares of common stock for $10,000 ($0.013 per share).

On September 21, 2010, the Company issued 1,000,000 shares of common stock for $10,000 ($0.01 per share).

During the quarter ended September 30, 2010, the Company issued the following securities for conversions of notes payable and for services:

On July 9, 2010, the Company issued 500,000 shares of its common stock in conversion of $25,000 of notes payable.

On August 3, 2010, the Company issued 200,000 shares of its common stock for services.

On August 5, 2010, the Company issued 500,000 shares of its common stock for services.

On September 27, 2010, the Company issued 1,500,000 shares of its common stock for services.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.       (Removed & Reserved)

Item 5.      Other Information.

The Company’s Board of Directors unanimously agreed to grant two million shares to Mr. Kayode Aladesuyi, the Company’s Chief Executive Officer and Chairman, under the 2010 Stock Incentive Plan dated September 17, 2010, in lieu of unpaid salary of $87,500 out of an accrued aggregate of $175,000.  Such shares of common stock were to be issued from the shares registered under a registration statement on Form S-8 filed September 27, 2010 representing the 2010 Stock Incentive Plan.  Mr. Aladesuyi declined the acceptance of the shares and, accordingly, the issuance was cancelled.

Item 6.      Exhibits

Exhibit 2.1	Resolution of the Shareholders of East Coast Diversified Corporation dated April 2, 2010. (1)
Exhibit 2.2	Resolution of the Shareholders of East Coast Diversified Corporation dated April 2, 2010. (1)
Exhibit 2.3	Share Exchange Agreement between East Coast Diversified Corporation and EarthSearch Communications International, Inc. dated January 12, 2010. (1)
Exhibit 2.4	Certificate of Amendment to the Certificate of Incorporation. (1)
Exhibit 2.5	Private Stock Purchase Agreement dated April 6, 2010 between Energy Partners, LLC and Messrs. Aaron Goldstein and Frank Rovito. (1)
Exhibit 2.6	Resolutions of Board of Directors of East Coast Diversified Corporation dated April 12, 2010. (1)
Exhibit 2.7	Resignation of Aaron Goldstein dated April 2, 2010. (1)
Exhibit 2.8	Consent of Registered Independent Auditors dated April 8, 2010. (1)
Exhibit 10.1	Settlement, Release and License Agreement between EarthSearch Communications International, Inc., Melvino Technologies Limited, and ArrivalStar S.A. dated September 1, 2010. (2)
Exhibit 10.2	License Agreement between East Coast Diversified Corporation and BBGN&A LLC dated September 17, 2010. (2)
Exhibit 10.3	East Coast Diversified Corporation 2010 Incentive Stock Plan. (3)
Exhibit 99.1	Audited Financial Statements of EarthSearch Communications International, Inc. for the Years Ended December 31, 2009 and 2008. (1)
Exhibit 99.2	Unaudited Financial Statements of EarthSearch Communications International, Inc. for the Three Months Ended March 31, 2010 and 2009. (2)
Exhibit 99.3	East Coast Diversified Corporation proforma combined financial statements for the three months ended March 31, 2010. (2)
Exhibit 31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002. (4)
Exhibit 32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002. (4)

(1)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 12, 2010.
(2)	Incorporated by reference from Company’s Form 8-K/A filed with the Securities and Exchange Commission on September 21, 2010.
(3)	Incorporated by reference from Company’s Form S-8 filed with the Securities and Exchange Commission on September 27, 2010.
(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST COAST DIVERSIFIED CORPORATION

November 22, 2010	By:	/s/ Kayode Aladesuyi
Kayode Aladesuyi
Chairman, CEO