Form 10-K
period 2010-12-31
EAST COAST DIVERSIFIED CORP
filed 2011-04-15
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-K
_______________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______to______.

Commission File Number: 000-50356
______________________________________________
East Coast Diversified Corporation
 (Exact name of registrant as specified in its charter)
___________________________________________

Nevada	55-0840109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 Interstate North Parkway, Suite 445 Atlanta, GA	20853
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (770) 953-4184
___________________________________________

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 Par Value
(Title of class)
____________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

On June 30, 2010, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $2,959,720. The aggregate market value was based on the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.20.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of March 31, 2011 the registrant had 158,743,709 shares of its Common Stock, $0.001 par value, outstanding.

EAST COST DIVERSIFIED CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Forward-Looking Statements

This report contains various “forward-looking statements.” You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed under “Risk Factors” and elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements included in this report. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

PART 1

Item 1.   Business

Overview

East Coast Diversified Corporation (the "Company", “East Coast”, “ECDC”, “we”, “us” or “our”), through its majority owned Subsidiary, EarthSearch Communications International, Inc. (“EarthSearch”), offers a portfolio of GPS devices, RFID interrogators, integrated GPS/RFID technologies and Tag designs. These solutions help businesses worldwide to increase asset management, provide safety and security, increase productivity, and deliver real-time visibility of the supply chain through automation.  EarthSearch is an international provider of Global Positioning Systems (GPS) and telemetric devices, applications and solutions for both consumer and commercial markets.  EarthSearch developed and created devices which feature the world’s first wireless communication between RFID and GPS technologies. These devices provide real-time visibility of assets and goods in transit as well providing specialized security applications for sea ports, shipyards, and power and energy plants.

EarthSearch GPS devices offer trucking fleet owners a suite of security, safety and convenience features for both consumer and commercial fleets. EarthSearch offerings such as AutoSearchGPS™, AutoSearchRFID and HALO are vehicle and supply chain management solutions.  The products are designed to be easily installed into any type of vehicle, including automobiles, construction equipment, trucks, buses and other mobile machinery. Customers can use these proprietary devices to address their specific needs, such as substantially reducing the risk of assets being lost, stolen or misrouted; managing a commercial vehicle or a fleet; and precisely track the location of their goods, inventory, and/or vehicles in real-time.

Additionally, EarthSearch has developed SchoolConnect - the first school transportation solution and class attendance monitoring system utilizing integrated GPS/RFID technology. This unique solution is designed to provide real-time visibility and security of students traveling on scheduled school bus routes as well as provide parents with real time notification when students miss classes.  This unprecedented technology monitors the real-time status of students as they enter and exit school buses and class rooms.  SchoolConnect can provide real-time alerts to parents and schools when a student gets on the bus or off the bus.  Alerts are sent should a student exit at the wrong bus stop, or should a student fail to get on or off the bus at a scheduled location. The SchoolConnect system provides real-time notification to parents with hand-held devices, such as smart phones as well as communication between parents and teachers.

Company History

East Coast Diversified Corporation, the “Company”, was incorporated under the laws of the State of Florida on May 27, 1994 under the name Plantastic Corp. to engage in the business of purchasing and operating a tree farm and nursery.  The Company was unsuccessful in this venture and in March 1997, the Company amended its articles of incorporation, reorganized its capital structure and changed its name to Viva Golf, USA Corp.  The Company then acquired the assets of Viva Golf, USA Corp., a Delaware corporation, which consisted of a golf equipment marketing plan and other related assets.  The Company unsuccessfully engaged in the business of golf club manufacturing and marketing and ceased those operations in 1998.

The Company acquired 100% of the issued and outstanding shares of common stock of Lifekeepers International, Inc. in exchange for 1,000,000 of its newly issued shares under an Agreement and Plan of Reorganization on October 22, 1998. In connection with this acquisition, the Company changed its name to Lifekeepers International, Inc.  On May 29, 2003, the Company changed its name to East Coast Diversified Corporation and changed its domicile to Nevada. During the year 2001, the Company discontinued its operations, and remained inoperative until April 26, 2006.

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

EarthSearch Transactions

On December 18, 2009, the Company's principal stockholders, Frank Rovito, Aaron Goldstein and Green Energy Partners, LLC ( the "Sellers") entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Kayode Aladesuyi (the “Buyer”) pursuant to which the Sellers, owners of record and beneficially of an aggregate of 6,997,150 shares of common stock, par value $0.001 per share  of ECDC (the “Sellers’ Shares”), agreed to sell and transfer the Sellers’ Shares to the Buyer for total consideration of Three Hundred Thousand ($300,000) Dollars. The Purchase Agreement also provided that the Company would enter into a share exchange agreement with EarthSearch Communications International, Inc. ("EarthSearch").

On January 15, 2010, ECDC and EarthSearch executed a Share Exchange Agreement (the “Share Exchange Agreement”)  pursuant to which the Company agreed to issue 35,000,000 restricted shares to the shareholders of EarthSearch.  On April 2, 2010 EarthSearch consummated all obligations under the Purchase Agreement and the Share Exchange Agreement. In accordance with the terms and provisions of the Purchase Agreement, the Company acquired 93.49% of the issued and outstanding common stock of EarthSearch.  As a result of the execution and closing of the Purchase Agreement and Share Exchange Agreement, our principal business became the business of EarthSearch.  The board of directors of ECDC passed a resolution electing the board and management of the Company and effectively resigned from the board of ECDC.

The Stock Exchange is being accounted for as an acquisition and recapitalization. EarthSearch is the acquirer for accounting purposes and, consequently, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements herein are those of EarthSearch.  The accumulated deficit of EarthSearch was also carried forward after the acquisition.

EarthSearch Communications International, Inc. was founded in November 2003 as a Georgia corporation. The Company subsequently re-incorporated in Delaware on July 8, 2005.

The operations of its former wholly-owned subsidiary, EarthSearch Localizacao de Veiculos, Ltda in Brazil, were discontinued during 2007.

On December 31, 2010, the Company acquired 1,800,000 additional shares of EarthSearch from a non-controlling shareholder in exchange for 439,024 of the Company’s common stock.  The Company owns 94.66% of the issued and outstanding stock of EarthSearch at December 31, 2010.

Our Strategy

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

We experienced a sudden reversal of our revenue growth in the 4th quarter of 2008 as the real estate market and global economy came to a halt. A significant number of our customers declared bankruptcy or defaulted on their account. New business opportunities ceased and our sales plummeted. These events forced us to take dramatic steps and business decisions that resulted in substantial reductions of revenue for the years 2009 and 2010.

Based on our internal research, the board and management made the decision to change the business focus and product portfolio. We concluded that simply offering GPS devices, which we believed would become a commodity, exposed the company and its shareholders to potential failure. We accelerated R&D operations and began the development of wireless communication between GPS and RFID devices. We shut down most of our commercial operations due to the economic conditions and expanded R&D.

Our internal research showed GPS solutions will become inadequate for business needs and the market would demand or require more sophisticated solutions for asset management, workforce optimization and security. RFID technology was growing at significant rate and a combination of both technologies was inevitable. Management seized the opportunity of the slow economy to develop the world’s first solution for continuous visibility of assets and become a global leader in offering such an integrated solution. We are also continuing to utilize the technology to provide other applications such as oil pipeline monitoring

We completed our product development in the first quarter of 2010, and began commercial beta tests in the summer of 2010. We officially launched our new business and product portfolio in 4th quarter of 2010. We immediately saw revenue growth as 60% of our 2010 revenue came in the 4th quarter of 2010. We expect to outperform our entire 2010 revenue levels in the 1st quarter of 2011 and we expect to continue to see significant increases in revenue throughout 2011. We are currently engaged in numerous pilot projects with several major organizations. We have also expanded our product offering into military logistics

As part of our growth strategy, we launched an aggressive sales network development program in the summer of 2010.  As of the end of the 1st quarter 2011 we have more than 15 distribution partners in 5 geographic regions (Southeast, Asia, Africa, South and North America). We launched a new web site reflecting our new business, products and solutions. We will launch our first commercial ecommerce site in the 2nd quarter of 2011.

Part of our strategy is to implement a merger and acquisition plan as a part of the 2011 growth strategy. We will focus on targeting those GPS firms with a concentration of clients with advanced supply chain solution needs. We will also seek joint venture opportunities where our technology will have significant impact on the success of the opportunities.

We project a return to significantly increased revenue and margins for our shareholders in 2011.

Products and Services

LogiBoxx is the world’s first vehicle tracking device with an embedded RF Module.  LogiBoxx provides the ability to perform the dual functions of an RFID solution by communicating directly with RF Tags while also creating a wireless gateway between mobile RFID solution and a backend server to function as a fleet management solution.

GATIS (Global Asset Tracking and Identification System) is one of the most advanced web based asset management platform in the world. It incorporates several applications and vertical market that integrates GPS and RFID data into their operation and business GATIS is the only web-based application that allows for the management of integrated GPS/RFID at hardware level.  It is a necessary application for the management of assets in transit.

EarthSearch’s LogiBoxx solution, when used with our GATIS application, utilizes integrated RFID and GPS data, delivered in real time, under the most complex data analysis and business logic process, to achieve decisions needed by governments and businesses to accomplish critical organization objective.

Bridging the communication between GPS/RFID and integrating with sensor technology creates solutions that challenge the imagination. We are the creator of the world’s first wireless communication between GPS and RFID interrogators and we solve complex business security, logistics and operational issues.

We engage our customers from strategic planning to implementation to make the customer’s desired solution a reality. EarthSearch provides professional services in key areas to ensure successful delivery of the desired solution to the customer. We begin with a clearly defined project objective, creating easy to understand scope of work and project design that clearly explains how we will accomplish our customer’s desired solution.

Our solutions include RFID implementation for various industries and vertical markets utilizing global standards such as EPC Gen 2 standards, 2.4ghz active RFID platforms with proprietary protocols. We utilize passive and semi-passive, as well as active, tags to create integrated solutions for our clients that will meet the desired objectives. Our expertise in the integration of GPS with RFID allows us to create hybrid solutions that can result in solutions once considered impossible, such as implementation of Active/Passive RFID applications in the same solution

Whatever the industry, EarthSearch uses its proprietary wireless communication between GPS and RFID, integrated with sensor technology, to deliver the most advanced Auto ID solutions in the market. Our proprietary GATIS software uses integrated RFID/GPS data with intelligent business logic to deliver solution and information for business decisions.

Additionally, EarthSearch has developed SchoolConnect - the first school bus security solution with integrated GPS/RFID technology. This unique solution is designed to provide real-time visibility and security of students traveling on scheduled school bus routes.  This unprecedented technology monitors the real-time status of students as they enter and exit school buses.

SchoolConnect can provide real-time alerts to parents and schools when a student gets on the bus or off the bus.  Alerts are sent should a student exit at the wrong bus stop, or should a student fail to get on or off the bus at a scheduled location. The SchoolConnect system provides real-time notification to parents with hand-held devices, such as smart phones.

Intellectual Properties

Patents and Other Proprietary Properties

The patent under publication NO US-2009-0069954-A1 was assigned to the company in 2009 by Mr. Kayode Aladesuyi, our Chairman and Chief Executive Officer.  Mr. Aladesuyi also holds a patent and has a patent pending relating to our technology.  These patents are licensed directly to the Company by Mr. Aladesuyi.

The Company has licensing agreements dated September 1, 2010 with two entities for various patents issued in the United States and internationally.

Trademarks

The Company has several trademarks which will be registered with the USPTO. They are LogiBoxx, GATIS, TrailerSeal, RFSeal, and MobileMANAGER.

Copyrights

Although the Company does not hold registered copyrights, the Company does claim copyright protection on all text and graphics used in conjunction with our published digital media (web site) and published printed promotional materials as stated generally in Title 17 of the United States Code, Circular 92, Chapter 1, Section 102.

Competition

We do not believe we have any competitors to our wireless communication between GPS/RFID. This unique solution gives us a significant competitive advantage in the market place. We deliver solutions to complex business issues that cannot be addressed by current technologies in the market.

There are numerous companies globally offering GPS and RFID products. There are also a number of other companies offering RTLS (Real-time Location Services) using software to communicate information to a back-end server for analysis of information collected from GPS/RFID hardware. The information provided by competing services is considered “almost accurate.” Our products and solutions provide real time information for event management with business intelligence decisions made by the hardware in the field.

For our standard GPS or RFID solution, some of our competitors are much larger with better resources than us. Our objective is to focus on those areas where we have the greatest competitive advantage in the market. Most of our smaller competitors globally are becoming resellers for our product. More than 70% of our current partners and distributors are former competitors to our GPS offering and now offer our integrated GPS/RFID solution to their customers

Public relations

Historically, we have been very successful in our public relations (“PR”) campaigns.  We rely extensively on PR as a tool to deliver our message to the market place regarding new product, recent achievements and other matters of importance to the organization and shareholders. As a small entity, PR plays a significant role in attracting both new customer and partners to our web sites and operation. We intend to increase and expand the role of PR in our continued success.

Employees

As of December 31, 2010, we had eleven full-time employees and four full-time consultants.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s Web site at www.sec.gov.  In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549.  The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Item 1A.   Risk Factors

The following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

There is substantial doubt about the Company’s ability to continue as a going concern.

Our auditor's report on our 2010 consolidated financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing concern. Because obtaining investment capital in not certain, or that our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. See "December 31, 2010 Audited Consolidated Financial Statements."

We have sustained recurring losses since inception and expect to incur additional losses in the foreseeable future.

Our main operating subsidiary was formed in November 2003 and has reported annual net losses since inception. For our fiscal years ended December 31, 2010 and 2009, we experienced losses of $2,496,892 and $1,473,225, respectively. As of December 31, 2010, we had an accumulated deficit of $10,781,919. In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

We do not have substantial cash resources and if we cannot raise additional funds or generate more revenues, we will not be able to pay our vendors and will probably not be able to continue as a going concern.

At December 31, 2010, our available cash balance was $1,278. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to enter into, and be paid under, contracts with merchants to provide our products to their customers. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments will be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other convertible securities, which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

The limited history of our business makes it difficult to evaluate an investment in our Company.

Due to the early stage of our development, limited financial and other historical data is available for investors to evaluate whether we will be able to fulfill our business strategy and plans, including whether we will be able to achieve sales growth or meet our sales objectives.  Further, financial and other limitations may force us to modify, alter, or significantly delay the implementation of such plans.  Our anticipated investments include, but are not limited to, information systems, sales and marketing, research and development, distribution and fulfillment, customer support, and administrative infrastructure.  We may incur substantial losses in the future, making it extremely difficult to implement our business plans and strategies and sustain our then current level of operations.  Furthermore, no assurances can be given that our strategy will result in an improvement in operating results or that our operations will become profitable.

We have a working capital deficit, we may not be able to finance our operating needs and our auditors’ report expressed substantial doubt as to our ability to continue as a going concern.

Our current liabilities are currently greater than our current assets. Our ability to meet our operating needs depends in large part on our ability to secure third party financing. We cannot provide any assurances that we will be able to obtain financing. In connection with their audit report on our consolidated financial statements as of December 31, 2010, our independent certified public accountants expressed substantial doubt about our ability to continue as a going concern as such continuance is dependent upon our ability to raise sufficient capital.

Our business model is unproven and may ultimately prove to be commercially unviable.

Because of our limited history of operations, we are unable to predict whether our business model will prove to be viable, whether the actual demand we anticipate for our products and services will materialize, whether demand for our products and services will materialize at the prices we expect to charge, or whether current or future revenue streams and/or pricing levels will be sustainable.  There can be no assurances we will be able to achieve or sustain such revenue streams and/or pricing levels, the results of which could have a material, adverse effect on our business, financial condition, and results of operations.  Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control, including, among other things, the risks described herein.  Our likelihood of success must be considered in light of the problems, expenses, complications, delays, and disruptions typically encountered in forming a new management team, hiring and training new employees, expanding into new markets, application of GPS, telematics and wireless technology still in its infancy, and the competitive environment in which we intend to operate.

We will require significant additional capital to fulfill our business plan, and our failure to raise additional capital will have a material, adverse effect on our business, financial condition, and results of operations.

The development of our sales and marketing capabilities, product and service offerings, and business in general requires significant capital.  The amount of our future capital requirements depends primarily on the rate of client growth, the rate and extent of our current expansion plans, and results of operations.  There can be no assurances that unexpected circumstances (including failure to achieve anticipated cash flow) will not arise, requiring us to delay or abandon our development plans or seek additional financing.  There can also be no assurance that additional financing will be available when needed or, that it will be available on commercially acceptable terms.  If we are not able to obtain additional capital on acceptable terms, there is a risk that investors could lose their entire investment.  Moreover, additional equity financing, if obtained, could result in substantial dilution to investors in our Common Stock, and the terms of such additional equity financing may include liquidation and dividend preferences over the Common Stock, as well as superior voting rights and other advantages in comparison to the holders of and investors in our Common Stock.

Competition may increase in the GPS device market.

We may in the future compete for potential customers with companies not yet offering GPS devices. Competition in the GPS related industry may increase in the future, partly due to the potentially rebounding economic situation in the United States and internationally.  Increased competition could result in price reductions, reduced margins or loss of market share and greater competition for major merchants.

We are dependent on Kayode Aladesuyi.  Our failure to retain Mr. Aladesuyi and/or attract new highly qualified members to our Company’s management team would adversely affect our ability to either remain in operation or continue to grow.

Our success to date has largely been attributable to the skills and efforts of Kayode Aladesuyi, our founder, Chief Executive Officer, President and Treasurer.  Continued growth and profitability will depend on our ability to strengthen our leadership infrastructure by recruiting and retaining qualified, experienced executive personnel.  Competition in our industry for executive-level personnel is fierce, and there can be no assurance that we will be able to hire and retain other highly skilled executive employees, or that we can do so on economically feasible or desirable terms.  The loss of Mr. Aladesuyi or our inability to hire and retain other such executives would have a material, adverse effect on our business, financial condition, and results of operations.  In addition, the other members of our management team do not have substantial, if any, experience in the telematics industry.

If we are unable to attract, train and retain highly qualified personnel, the quality of our services may decline and we may not successfully execute our internal growth strategies.

Our success depends in large part upon our ability to continue to attract, train, motivate and retain highly skilled and experienced employees, including technical personnel. Qualified technical employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. While we currently have available technical expertise sufficient for the requirements of our business, expansion of our business could require us to employ additional highly skilled technical personnel.

There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to secure and complete customer engagements and could harm our business.

We are exposed to risks associated with the ongoing financial crisis and weakening global economy, which increase the uncertainty of consumers purchasing products and/or services.

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to a decrease in spending by consumers.  If these economic conditions are prolonged or deteriorate further, the market for our products will decrease accordingly.

If we are not successful in the continued development, introduction, or timely manufacture of new products, demand for our products and services could decrease substantially.

We expect that a significant portion of our future revenue will be derived from sales of newly introduced products and services.  The market for our products and services is characterized by rapidly changing technology, evolving industry standards, and changes in customer needs.  Specifically, the GPS, telematics, and wireless industries are experiencing significant technological change and advancement, and the industry in which we operate may coalesce in support of one or more particular advanced technologies that our Company does not possess.  If we fail to modify or improve our products and services in response to changes in technology, industry standards or customer needs, our products and services could rapidly become less competitive or obsolete.  We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products, and achieve market acceptance for such products.  However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance.

If we are unable to successfully develop and introduce competitive new products and services, and enhance our existing products and services, our future results of operations would be adversely affected.  Our pursuit of necessary technology may require substantial time and expense, and we may need to license new technologies to respond to technological change.  These licenses may not be available or desirable or contain acceptable terms. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products.  The timely availability of these products in volume and their acceptance by customers are important to our future success.  We may experience delays in shipping certain of our products and, whether due to manufacturing delays, lack of market acceptance, delays in regulatory approval, or otherwise, they could have a material adverse effect on our business, financial condition, and results of operations.

We will derive a significant portion of our revenues from sales outside the United States, and numerous factors related to international business activities will subject us to risks that could, among other things, affect the demand for our products, negatively affecting our business, financial condition, or results of operations.

Part of our strategy will involve the pursuit of growth opportunities in a number of foreign markets.  If we are not able to maintain or increase international market demand for our products, services, and technologies, then we may not be able to achieve our financial goals.

In many foreign markets, barriers to entry are created by long-standing relationships between potential customers and their local providers and protective regulations, including local content and service requirements.  In addition, the pursuit of international growth opportunities requires significant efforts for an extended period before substantial revenues from these markets are realized.  Our business could be adversely affected by a variety of uncontrollable and changing factors, including:

●	Unexpected changes in legal or regulatory requirements;

●	Difficulty in protecting our intellectual property rights in a particular foreign jurisdiction;

●	Cultural differences in the conduct of business;

●	Difficulty in attracting qualified personnel and managing foreign activities;

●	Recessions in foreign economies;

●	Longer payment cycles for and greater difficulties collecting accounts receivable;

●	Export controls, tariffs, and other trade protection measures;

●	Fluctuations in currency exchange rates;

●	Nationalization, expropriation, and limitations on repatriation of cash;

●	Social, economic, and political instability;

●	Natural disasters, acts of terrorism, and war;

●	Taxation; and

●	Changes in laws and policies affecting trade, foreign investment, and loans.

We rely on third-party RFID devices we integrated with our product.  The loss or inability to maintain licenses with such third-parties could materially, negatively impact our business.

We currently rely upon certain software licensed from third-parties, including software that is integrated with our internally developed software and used to perform key functions.  Certain of these licenses, including our license with Google, are for limited terms and can be renewed only by mutual consent.  In addition, these licenses may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time.  There can be no assurance that such licenses will be available to us on commercially reasonable terms, if at all.  The loss of or inability to maintain or obtain licenses on such third-party software could result in the discontinuation of, or delays or reductions in, product shipments unless and until equivalent technology is identified, licensed, and integrated with our software.  Any such discontinuation, delay, or reduction would harm our business, results of operations, and financial condition.

In addition, the third-party licenses that we may need to acquire in the future may not be exclusive, and there can be no assurance that our competitors will not obtain similar licenses and utilize such technology in competition with us.  There can be no assurance that the vendors of certain technology that we may need to utilize in our products, will be able to provide such technology in the form we require, nor can there be any assurance that we will be able to modify our own products to adapt to changes in such technology.  In addition, there can be no assurance that financial or other difficulties that may be experienced by such third-party vendors will not have a material adverse effect upon the technologies that may be incorporated into our products, or that, if such technologies become unavailable, we will be able to find suitable alternatives if we in fact need them.  The loss of, or inability to maintain or obtain, any such software licenses could potentially result in shipment delays or reductions until equivalent software can be developed, identified, licensed and integrated, and could harm our business, operating results, and financial condition if we ultimately need to rely on such software.

If we do not correctly anticipate demand for our products, we may not be able to secure sufficient quantities or cost-effective production of our products, or we could have costly excess production or inventories.

We expect that it will become more difficult to forecast demand as we introduce and support multiple products and as competition in the market for our products intensifies.  Significant unanticipated fluctuations in demand could cause the following problems in our operations:

●
If demand increases beyond what we forecast, we would have to rapidly increase production.  We would depend on suppliers to provide additional volumes of components, and those suppliers might not be able to increase production rapidly enough to meet unexpected demand.

●
Rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses.  These higher costs could lower our profit margins.  Further, if production is increased rapidly, manufacturing quality could decline, which may also lower our profit margins.

●
If forecasted demand does not develop, we could have excess production resulting in higher inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories.  Lower than forecasted demand could also result in excess manufacturing capacity at our facilities, which could result in lower margins.

Our sales and gross margins for our products may fluctuate or erode.

Our sales and gross margins for our products may fluctuate from quarter to quarter due to a number of factors, including product mix, competition, and unit volumes.  In particular, the average selling prices of a specific product tend to decrease over that product’s life.  To offset such decreases, we intend to rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and, therefore, can be sold at higher average selling prices.  However, there can be no assurance that we will be able to obtain any such yield improvements, or cost reductions, or introduce any such new products in the future.  To the extent that such cost reductions and new product introductions do not occur in a timely manner or our products do not achieve market acceptance, our business, financial condition, and results of operations could be materially, adversely affected.

We may not be able to protect our intellectual property rights against piracy or the infringement of the patents that we use by third-parties due to the declining legal protection given to intellectual property.

Preventing unauthorized use or infringement of intellectual property rights that we use is difficult.  Piracy of our software represents a potential loss of significant revenue.  While this would adversely affect our revenue from the United States market, the impact on revenue from abroad is more significant, particularly in countries where laws are less protective of intellectual property rights.  Similarly, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights.  Moreover, future legal changes could make defending our intellectual property rights even more challenging.  Continued enforcement efforts of our intellectual property rights may not affect revenue positively, and revenue could be adversely affected by reductions in the legal protection for intellectual property rights for software developers or by compliance with additional legal obligations impacting the intellectual property rights of software developers.

The loss of any member of our senior management team or a significant number of our managers could have a material adverse effect on our ability to manage our business.

Our operations depend heavily on the skills and efforts of our senior management team, our President and Chief Executive Officer. We will rely substantially on the experience of the management of our subsidiaries with regard to day-to-day operations. We face intense competition for qualified personnel, and many of our competitors have greater resources than we have to hire qualified personnel. The loss of any member of our senior management team or a significant number of managers could have a material adverse effect on our ability to manage our business.

Limited liability of Directors and Officers.

The Company has adopted provisions to its Articles of Incorporation and Bylaws which limit the liability of its Officers and Directors, and provide for indemnification by the Company of its Officers and Directors to the full extent permitted by Nevada corporate law, which generally provides that its officers and directors shall have no personal liability to the Company or its stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit.  Such provisions substantially limit the shareholder's ability to hold officers and directors liable for breaches of fiduciary duty, and may require the Company to indemnify its officers and directors.

Risks Relating to Our Organization and Our Common Stock

As of April 2, 2010, EarthSearch became a consolidated subsidiary of East Coast Diversified Corporation, a company that is subject to the reporting requirements of federal securities laws which can be expensive and may divert resources from other projects, thus impairing our ability to grow.

As a result of the Stock Exchange, we became a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Stock Exchange) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we remained privately held and did not consummate the Stock Exchange.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. In addition, if we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and may adversely affect any market for, and the liquidity of, our common stock.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we became public by means of a Stock Exchange, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through the Stock Exchange. Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-Stock Exchange company.

We may not pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has not been a liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. As soon as is practicable after becoming eligible, we anticipate applying for listing of our common stock on either the NYSE Amex Equities, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards for any of these exchanges, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains quoted on the OTC Bulletin Board or is suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (iii) to obtain needed capital.

Our common stock is currently considered a “penny stock,” which may make it more difficult for our investors to sell their shares.

Our common stock is currently and may continue in the future to be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Since our securities are subject to the penny stock rules, investors may find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	sales of our common stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	regulatory developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal executive office is located at 120 Interstate North Parkway SE, Suite 445, Atlanta, Ga. We currently lease approximately 4,500 square feet of generic office space on 3 year term for $4,796 per month. This lease expires May 31, 2011.  Management is currently negotiating and extension or renewal to this lease. This space is utilized for office purposes and it is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining any required additional facilities.

Item 3.    Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the year ended December 31, 2010, there was one lawsuit as follows:

On July 13, 2010, the Company was named in a lawsuit captioned ArrivalStar S.A. and Melvino Technologies Limited v. EarthSearch Communications International, Inc. U.S. District Court, Northern District of Illinois, 1:10-CV-04349. The lawsuit alleged that EarthSearch had infringed on various patents. On September 1, 2010, both parties agreed to a Settlement, Release and License Agreement which provides numerous domestic and international patents usable by EarthSearch for minimal fees.

There are no other proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “ECDC.OB.”  As of December 31, 2010, the Company’s common stock was held by 460 shareholders of record, which does not include shares that are held in street or nominee name.

The Company’s shares commenced trading on or about August 6, 2003.  The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended		For the Year Ended
	December 31, 2010		December 31, 2009
	High	Low	High	Low
First Quarter	$1.7500	$0.1000	$0.8000	$0.0500
Second Quarter	$2.2500	$0.0610	$0.5000	$0.0700
Third Quarter	$0.2000	$0.0110	$0.5100	$0.0700
Fourth Quarter	$0.0450	$0.0044	$0.2000	$0.0700

Our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.001per share. The holders of our common stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
*	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

We refer you to our Articles of Incorporation, Bylaws and the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of our securities.

The Company’s transfer agent is Atlantic Stock Transfer Agent, Tamarac, FL 33321.

Dividend Distributions

We have not historically and do not intend to distribute dividends to stockholders in the foreseeable future.

Securities authorized for issuance under equity compensation plans

In September 2010, the Company’s Board of Directors approved and adopted the East Coast Diversified Corporation 2010 Incentive Stock Plan (the “Plan”) and reserved 25,000,000 shares of the Company’s common stock for issuance under the Plan.  The Plan allows for two types of grants: 1) options and 2) stock awards and restricted stock purchase offers.  As of December 31, 2010, total stock awards of 1,500,000 shares were granted to certain individuals as compensation for legal services.

Penny Stock

Our common stock is considered to be a "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

●	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

●
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

●	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

●	bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.
These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6.    Selected Financial Data.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion of our results of operations and financial condition with the audited consolidated financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and that involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this report. Actual results may differ materially from those contained in any forward-looking statements.  See “Cautionary Statement Concerning Forward-Looking Statements.”

East Coast Diversified Corporation, the “Company”, was incorporated under the laws of the State of Florida on May 27, 1994 under the name Plantastic Corp. to engage in the business of purchasing and operating a tree farm and nursery.  The Company was unsuccessful in this venture and in March 1997, the Company amended its articles of incorporation, reorganized its capital structure and changed its name to Viva Golf, USA Corp.  The Company then acquired the assets of Viva Golf, USA Corp., a Delaware corporation, which consisted of a golf equipment marketing plan and other related assets.  The Company unsuccessfully engaged in the business of golf club manufacturing and marketing and ceased those operations in 1998.

The Company acquired 100% of the issued and outstanding shares of common stock of Lifekeepers International, Inc. in exchange for 1,000,000 of its newly issued shares under an Agreement and Plan of Reorganization on October 22, 1998. In connection with this acquisition, the Company changed its name to Lifekeepers International, Inc.  On May 29, 2003, the Company changed its name to East Coast Diversified Corporation and changed its domicile to Nevada. During the year 2001, the Company discontinued its operations, and remained inoperative until April 26, 2006.

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

On December 18, 2009, the Company's principal stockholders, Frank Rovito, Aaron Goldstein and Green Energy Partners, LLC ( the "Sellers") entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Kayode Aladesuyi (the “Buyer”) pursuant to which the Sellers, owners of record and beneficially of an aggregate of 6,997,150 shares of common stock, par value $0.001 per share  of ECDC (the “Sellers’ Shares”), agreed to sell and transfer the Sellers’ Shares to the Buyer for total consideration of Three Hundred Thousand ($300,000) Dollars. The Purchase Agreement also provided that the Company would enter into a share exchange agreement with EarthSearch Communications International, Inc. ("EarthSearch").

On January 15, 2010, ECDC and EarthSearch executed a Share Exchange Agreement (the “Share Exchange Agreement”) pursuant to which the Company agreed to issue 35,000,000 restricted shares to the shareholders of EarthSearch.  On April 2, 2010 EarthSearch consummated all obligations under the Purchase Agreement and the Share Exchange Agreement. In accordance with the terms and provisions of the Purchase Agreement, the Company acquired 93.49% of the issued and outstanding common stock of EarthSearch.  As a result of the execution and closing of the Purchase Agreement and Share Exchange Agreement, our principal business became the business of EarthSearch.  The board of directors of ECDC passed a resolution electing the board and management of the Company and effectively resigned from the board of ECDC.

The Stock Exchange is being accounted for as an acquisition and recapitalization. EarthSearch is the acquirer for accounting purposes and, consequently, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements herein are those of EarthSearch.  The accumulated deficit of EarthSearch was also carried forward after the acquisition.

On December 31, 2010, the Company acquired 1,800,000 additional shares of EarthSearch from a non-controlling shareholder in exchange for 439,024 of the Company’s common stock.  The Company owns 94.66% of the issued and outstanding stock of EarthSearch at December 31, 2010.

EarthSearch Communications International, Inc. was founded in November 2003 as a Georgia corporation. The Company subsequently re-incorporated in Delaware on July 8, 2005.

Overview

East Coast Diversified Corporation, through its majority owned Subsidiary, EarthSearch Communications International, Inc. (“EarthSearch”) offers a portfolio of GPS devices, RFID interrogators, integrated GPS/RFID technologies and Tag designs. These solutions help businesses worldwide to increase asset management, provide safety and security, increase productivity, and deliver real-time visibility of the supply chain through automation.  EarthSearch is an international provider of Global Positioning Systems (GPS) and telemetric devices, applications and solutions for both consumer and commercial markets.  EarthSearch developed and created devices which feature the world’s first wireless communication between RFID and GPS technologies. These devices provide real-time visibility of assets and goods in transit as well providing specialized security applications for sea ports, shipyards, and power and energy plants.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

Results of Operations

Year ended December 31, 2010 compared to the Year ended December 31, 2009

Revenue

For the year ended December 31, 2010, our revenue was $129,248, compared to $147,193 for the same period in 2009, representing a decrease of 12.2%. This decrease in revenue was primarily attributable to the effects of the economy, the deficiency in working capital to provide for marketing the Company’s products, and the Company’s decision to change its business focus and product portfolio from simply marketing GPS devices to developing full-fledged supply chain solutions which include RFID technologies, other supply chain and warehouse solutions, as well as the expansion of marketing activities to develop a global distribution network for its new product portfolios.  Management believes these changes, while resulting in significant short term increases in invested resources and cost of operations, will result in greater stability and long term growth for the Company.

Gross Profit

For the year ended December 31, 2010, our gross profit was $47,675, compared to $87,871 for the same period in 2009, representing a decrease of 45.7%. This decrease in our gross profit resulted primarily from increases in our cost of revenue related to various pilot projects started in the 4th quarter of 2010 and the decrease in revenue of $17,945.

Selling, General and Administrative Expenses

For the year ended December 31, 2010, selling, general and administrative expenses were $2,404,804 compared to $1,498,889 for the same period in 2009, an increase of 60.4%. This increase was primarily caused by accounting fees increased from $0 to $89,278, compensation for board members increased from $110,000 to $170,000, professional fees related to public company compliance and investor relations increased from $0 to $182,285, sales and marketing expenses increased from $22,311 to $107,630, and salary expenses increased from $775,290 to $1,408,008.

Net Loss

We generated net losses of $2,496,892 for the year ended December 31, 2010 compared to $1,473,225 for the same period in 2009, an increase of 69.5%.  Included in the net loss for the year ended December 31, 2010 was a loss on the conversion of debt of $66,157, loss on the purchase of non-controlling interest of $55,849 and interest expense of $108,550, reduced by non-controlling interests’ share of the net loss of EarthSearch of $112,507.

Liquidity and Capital Resources

As of December 31, 2010, the Company had cash of $1,278 and a deficit in working capital of $3,863,250 compared to cash of $766 and working capital deficit of $3,025,646 at December 31, 2009.  We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities. Our cash requirements are generally for selling, general and administrative activities and the purchase of inventories.

We do not believe that our cash balance as of December 31, 2010 and expected cash flows from operations will be sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next six months.  Accordingly, we will need to rely on additional loans and private placements of our securities.

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

Cash flow information for the years ended December 31, 2010 and 2009 are summarized as follows:

	Year Ended December 31,
	2010	2009
Cash used in operating activities	$(1,060,618)	$(784,005)
Cash from (used in) investing activities	68,246	(158,434)
Cash from financing activities	992,884	943,177
Net changes to cash	$512	$738

Our operating activities generated a deficit cash flow of approximately $1,060,618 for the year ended December 31, 2010, compared to $784,005 during 2009. The principal elements of cash flow from operations for the year ended December 31, 2010 included a net loss of $2,496,892, offset by depreciation and amortization expense of $197,112, stock issued in lieu of cash compensation of $183,159, in-kind contribution of services of $347,846, and decreased investment in operating working capital elements of $585,124.

Cash provided by our investing activities was $68,246 for the year ended December 31, 2010, compared to $158,434 used in investing activities for the same period in 2009.  This increase of $226,680 was primarily due the receipt of funds for reimbursement of escrow deposits of $220,000.

Cash generated from our financing activities was $992,884 for the year ended December 31, 2010, compared to $943,177 during the comparable period in 2009. This increase was primarily attributed to the proceeds from the issuance of common stock, an increase from $524,977 to $656,125, proceeds from loans payable to related parties, a decrease from $435,197 to $264,823, proceeds from loans payable to unrelated parties, an increase from $125,000 to $376,931, offset by the repayments of loans payable to related parties, an increase from $141,997 to $281,995.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and / or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

There is no assurance that our operations will be profitable. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, impairment valuation of intangible assets, depreciable lives of the website and property and equipment, valuation of share-based payments and the valuation allowance on deferred tax assets.  Actual results could differ from those estimates and would impact future results of operations and cash flows.

Accounts Receivable

The Company grants unsecured credit to commercial and governmental customers in the United States and abroad.  Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance sheet credit exposure to its customers.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Research and Development Costs

The Company accounts for research and development costs in accordance with ASC 730 “Research and Development”.  ASC 730 requires that research and development costs be charged to expense when incurred.

Prior to the adoption of ASC 730, costs incurred internally in researching and developing computer software products were charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing Generally, this occurs shortly before products which will utilize the software are released to manufacturing which occurred in January 2007. The amortization of these costs is included in general and administrative expense over the estimated life of the software, which is estimated to be 3 years.

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820 states that a fair value measurement should be determined based on the assumptions the market participants would use in pricing the asset or liability.  In addition, FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The three broad levels defined by FASB ASC 820 hierarchy are as follows:

Level 1 – quoted prices for identical assets or liabilities in active markets.
Level 2 – pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date.
Level 3 – valuations derived from methods in which one or more significant inputs or significant value drivers are unobservable in the markets.

These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments.  Changes in such judgments could have a material impact on fair value estimates.  In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes.  Changes in economic conditions may also dramatically affect the estimated fair values.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, accounts payable and accrued expenses and accrued compensation. The fair value of the Company’s loans payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

Stock-Based Compensation

The Company accounts for Employee Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees” ("ASC 505-50"). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in shareholders' equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

The Company has not granted any stock options as of December 31, 2010.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8.  Financial Statements and Supplementary Data.

Randall N. Drake, CPA, P.A.
1981 Promenade Way
Clearwater, FL  33760
727.536.4863
Randall@RDrakeCPA.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of East Coast Diversified Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of East Coast Diversified Corporation as of December 31, 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended.  East Coast Diversified Corporation’s management is responsible for these financial statements. The financial statements of East Coast Diversified Corporation, as of December 31, 2009, were audited by another auditor; whose report dated February 26, 2010 expressed an unqualified opinion with an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. Our opinion on the statement of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 2009, insofar as it relates to amounts for the periods through December 31, 2009 is based solely on the report of other auditors. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of East Coast Diversified Corporation as of December 31, 2010 and the results of its operations and its cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements and discussed in Note 1 of the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ Randall N. Drake, CPA, P.A.

Randall N. Drake, CPA, P.A.
Clearwater, Florida
April 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
East Coast Diversified Corporation (formerly known as EarthSearch Communications, Inc.)

We have audited the accompanying balance sheet of East Coast Diversified Corporation (formerly known as EarthSearch Communications, Inc.) as of December 31, 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.

Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of East Coast Diversified Corporation (formerly known as EarthSearch Communications, Inc.) as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon shareholders to provide sufficient working capital to maintain continuity.  These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBL, LLP
Certified Public Accountants and Advisors
February 26, 2010

110 Wall Street, 11th Floor, New York, NY 10005  212.785.9700

East Coast Diversified Corporation and Subsidiary
Consolidated Balance Sheets

	December 31,
	2010	2009

ASSETS

Current assets
Cash	$1,278	$766
Accounts receivable (net of allowance for doubtful accounts of $0 and $260,577 respectively	49,522	2,259
Inventory	51,618	-
Prepaid expenses	-	5,000
Supplier advances	-	29,576
Total current assets	102,418	37,601

Property and equipment, net	15,309	56,024

Other assets
Capitalized research and development costs (net of accumulated amortization of $548,056 and $367,210 respectively)	92,613	273,458
Escrow deposits	25,000	100,000
Security deposits	4,521	4,521
Total other assets	122,134	377,979

Total assets	$239,861	$471,604

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Balance Sheets

	December 31,
	2010	2009

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$-	$5,207
Loans payable	793,327	671,930
Loans payable - related party	695,230	607,206
Accounts payable and accrued expenses	813,411	655,494
Accrued payroll and related liabilities	1,663,700	1,123,410
Total liabilities	3,965,668	3,063,247

Commitments and contingencies

Stockholders' deficit
Common stock, $.01 par value, 200,000,000 shares authorized, 136,064,233 issued and outstanding at December 31, 2009 *	-	1,360,642
Common stock, $.001 par value, 200,000,000 shares authorized, 110,953,778 issued and outstanding at December 31, 2010	110,954	-
Additional paid-in capital	7,176,106	4,946,622
Accumulated deficit	(10,781,919)	(8,898,907)
Total East Coast Diversified stockholders' deficit	(3,494,859)	(2,591,643)
Noncontrolling interest	(230,948)	-
Total stockholders' deficit	(3,725,807)	(2,591,643)

Total liabilities and stockholders' deficit	$239,861	$471,604

* Represents issued and outstanding shares of EarthSearch Communications at December 31, 2009 (pre-merger)

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Operations

	For the Year Ended December 31,
	2010	2009

Revenue	$129,248	$147,193

Cost of revenue	81,573	59,322

Gross profit	47,675	87,871

Selling, general and administrative expenses	2,404,804	1,498,889

Loss from operations	(2,357,129)	(1,411,018)

Other income (expense)
Other income	65	-
Interest expense	(108,550)	(50,027)
Loss on conversion of debt	(66,157)	-
Loss on acquisition of noncontrolling interest	(55,849)	-
Loss on disposal of assets	(21,779)	(12,180)
Total other income (expense)	(252,270)	(62,207)

Net loss before noncontrolling interests	(2,609,399)	(1,473,225)
Net loss attributable to noncontrolling interests	112,507	-

Net loss	$(2,496,892)	$(1,473,225)

Net loss per share - basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares oustanding during the period - basic and diluted	77,118,976	98,358,696

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2010 and 2009

	Common stock
			Additional paid-in	Accumulated	Noncontrolling	Total stockholders'
	Shares	Amount	capital	deficit	interest	deficit

Balance, December 31, 2008	75,774,233	$757,742	$4,824,045	$(7,425,682)	$-	$(1,843,895)

Common shares issued for cash	40,240,000	402,400	122,577	-	-	524,977

Common shares issued for conversion of loans payable - related party	13,200,000	132,000	-	-	-	132,000

Common shares issued for services	6,850,000	68,500	-	-	-	68,500

Net loss	-	-	-	(1,473,225)	-	(1,473,225)

Balance, December 31, 2009	136,064,233	1,360,642	4,946,622	(8,898,907)	-	(2,591,643)

Common shares issued for cash prior to Stock Exchange	7,445,417	74,455	48,545	-	-	123,000

Common shares issued for conversion of loans payable - related party prior to Stock Exchange	6,000,000	60,000	-	-	-	60,000

Common shares issued for services prior to Stock Exchange	4,000,000	40,000	-	-	-	40,000

Effect of Stock Exchange on April 2, 2010	(95,848,349)	(1,387,429)	1,402,429	-	-	15,000

Noncontrolling interest at date of Stock Exchange	(10,000,662)	(100,007)	(342,217)	613,880	(171,656)	-

Recapitalization			(67,994)	-	-	(67,994)

Common shares issued for cash after Stock Exchange	39,069,732	39,070	494,055	-	-	533,125

Common shares issued for conversion of loans payable - related party after Stock Exchange	2,500,000	2,500	22,500	-	-	25,000

Common shares issued for conversion of loans payable after Stock Exchange	13,584,383	13,584	209,666	-	-	223,250

Common shares issued for services after Stock Exchange	7,700,000	7,700	135,459	-	-	143,159

Stock issuance costs	-	-	(23,000)	-	-	(23,000)

In kind contribution of services	-	-	347,846	-	-	347,846

Common shares issued for acquisition of 1,800,000 shares of EarthSearch Communications common stock from noncontrolling interest	439,024	439	2,195	-	53,215	55,849

Net loss	-	-	-	(2,496,892)	(112,507)	(2,609,399)

Balance, December 31, 2010	110,953,778	$110,954	$7,176,106	$(10,781,919)	$(230,948)	$(3,725,807)

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,496,892)	$(1,473,225)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(112,507)	-
Depreciation and amortization	197,112	220,887
Bad debt expense	-	66,587
Loss on conversion of debt	66,157	-
Loss on disposal of assets	21,779	12,180
Loss on acquisition of noncontrolling interest	55,849	-
Stock issued in lieu of cash compensation	183,159	68,500
In-kind contribution of services	347,846	-
Interest accrued on loans payable	91,755	46,625
Changes in operating assets and liabilities:
Accounts receivable, net	(47,263)	(68,846)
Inventory	(42,189)	-
Prepaid expenses	5,000	(5,000)
Supplier advances	29,576	8,314
Bank overdraft	(5,207)	(3,629)
Accounts payable and accrued expenses	104,917	(126)
Accrued payroll and related liabilities	540,290	343,728
Net cash used in operating activities	(1,060,618)	(784,005)

Cash flows from investing activities:
Capital expenditures	(6,760)	(2,795)
Capitalized reasearch and development costs	-	(55,639)
Payments of escrow deposits	(145,000)	(100,000)
Proceeds received for reimbusement of escrow deposits	220,000	-
Cash received in reverse merger	6	-
Net cash from (used in) investing activities	68,246	(158,434)

Cash flows from financing activities:
Proceeds from issuance of common stock	656,125	524,977
Stock issuance costs	(23,000)	-
Proceeds from loans payable	376,931	125,000
Proceeds from loans payable - related party	264,823	435,197
Repayments of loans payable - related party	(281,995)	(141,997)
Net cash from financing activities	992,884	943,177

Net increase in cash	512	738

Cash at beginning of year	766	28

Cash at end of year	$1,278	$766

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2010	2009
Supplemental disclosure of cash flow information:

Cash paid for interest	$16,795	$3,402

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Issuance of 13,584,383 shares of common stock in conversion of loans payable	$157,093	$-

Issuance of 8,500,000 and 13,000,000 shares of common stock in conversion of loans payable - related party, resepctively	$85,000	$130,000

Reduction of 95,848,349 shares of common stock in stock exchange	$1,387,429	$-

Recognition of noncontrolling interest at date of stock exchange	$171,656	$-

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010

Note 1 – Nature of Business, Presentation, and Going Concern

Organization

East Coast Diversified Corporation, the “Company”, was incorporated under the laws of the State of Florida on May 27, 1994 under the name Plantastic Corp. to engage in the business of purchasing and operating a tree farm and nursery.  The Company was unsuccessful in this venture and in March 1997, the Company amended its articles of incorporation, reorganized its capital structure and changed its name to Viva Golf, USA Corp.  The Company then acquired the assets of Viva Golf, USA Corp., a Delaware corporation, which consisted of a golf equipment marketing plan and other related assets.  The Company unsuccessfully engaged in the business of golf club manufacturing and marketing and ceased those operations in 1998.

The Company acquired 100% of the issued and outstanding shares of common stock of Lifekeepers International, Inc. in exchange for 1,000,000 of its newly issued shares under an Agreement and Plan of Reorganization on October 22, 1998. In connection with this acquisition, the Company changed its name to Lifekeepers International, Inc.  On May 29, 2003, the Company changed its name to East Coast Diversified Corporation and changed its domicile to Nevada. During the year 2001, the Company discontinued its operations, and remained inoperative until April 26, 2006.

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

The Stock Exchange is being accounted for as an acquisition and recapitalization. EarthSearch is the acquirer for accounting purposes and, consequently, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements herein are those of EarthSearch.

EarthSearch Communications International, Inc. was founded in November 2003 as a Georgia corporation. The Company subsequently re-incorporated in Delaware on July 8, 2005.

The operations of its former wholly-owned subsidiary, EarthSearch Localizacao de Veiculos, Ltda in Brazil, were discontinued during 2007.

On December 31, 2010, the Company acquired 1,800,000 additional shares of EarthSearch from a noncontrolling shareholder in exchange for 439,024 of the Company’s common stock.  The Company owns 94.66% of the issued and outstanding stock of EarthSearch at December 31, 2010.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Nature of Operations

The Company has created the world’s first integration of RFID and GPS technology and is an international provider of supply chain management solutions offering real-time visibility in the supply chain with integrated RFID/GPS and other telemetry products.  These solutions help businesses worldwide to increase asset management, provide safety and security, increase productivity, and deliver real-time visibility of the supply chain through automation.

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

The Company launched sales operations in 2008 but subsequently withdrew sales and commercial resources from the market mid-2008 and 2009 due to the negative economic and market conditions.  During that time, the Company refocused its efforts on the redesign and integration of RFID and GPS technologies into its products.   Commercial sales were re-established in 2010.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $10,781,919 at December 31, 2010, a net loss and net cash used in operations of $2,496,892 and $1,060,618, respectively, for the year ended December 31, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company’s to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate revenues, and continue to raise additional investment capital.  No assurance can be given that the Company will be successful in these efforts.

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

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, impairment valuation of intangible assets, depreciable lives of the website and property and equipment, valuation of share-based payments and the valuation allowance on deferred tax assets.  Actual results could differ from those estimates and would impact future results of operations and cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of East Coast Diversified Corporation and its majority-owned subsidiary, EarthSearch Communications International, Inc.  All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain items on the 2009 consolidated balance sheet, statement of operations, and statement of cash flows have been reclassified to conform to the current period presentation.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010

Note 2 – Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2010 and 2009, respectively, the Company had no cash equivalents.

Accounts Receivable

The Company grants unsecured credit to commercial and governmental customers in the United States and abroad.  Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense was $0 and $66,587 for the years ended December 31, 2010 and 2009, respectively, and is included in general and administrative expenses.  At December 31, 2010 and 2009, the allowance for doubtful accounts was $0 and $260,577, respectively.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance sheet credit exposure to its customers.

Inventories

Inventories are stated at the lower of cost or market (“LCM”). The Company uses the first-in-first-out (“FIFO”) method of valuing inventory. Inventory consists primarily of finished goods and accessories for resale.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from 5 years to 7 years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Research and Development Costs

The Company accounts for research and development costs in accordance with ASC 730 “Research and Development”.  ASC 730 requires that research and development costs be charged to expense when incurred.  Research and development costs charged to expense were $333,971 and $200,837 for the years ended December 31, 2010 and 2009, respectively.

Prior to the adoption of ASC 730, costs incurred internally in researching and developing computer software products were charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing Generally, this occurs shortly before products which will utilize the software are released to manufacturing which occurred in January 2007. The amortization of these costs is included in general and administrative expense over the estimated life of the software, which is estimated to be 3 years.

The Company capitalized $0 and $55,639 of research and development costs in the years ended December 31, 2010 and 2009, respectively.  The Company recorded amortization expense of $180,845 and $204,283 for the years ended December 31, 2010 and 2009, respectively.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010

Note 2 – Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820 states that a fair value measurement should be determined based on the assumptions the market participants would use in pricing the asset or liability.  In addition, FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The three broad levels defined by FASB ASC 820 hierarchy are as follows:

Level 1 – quoted prices for identical assets or liabilities in active markets.
Level 2 – pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date.
Level 3 – valuations derived from methods in which one or more significant inputs or significant value drivers are unobservable in the markets.

These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments.  Changes in such judgments could have a material impact on fair value estimates.  In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes.  Changes in economic conditions may also dramatically affect the estimated fair values.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, accounts payable and accrued expenses and accrued compensation. The fair value of the Company’s loans payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

Stock-Based Compensation

The Company accounts for Employee Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees” ("ASC 505-50"). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in shareholders' equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

The Company has not granted any stock options as of December 31, 2010.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010

Note 2 – Summary of Significant Accounting Policies (Continued)

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes.  Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled.  The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs.  Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

The Financial Accounting Standards Board (FASB) has issued ASC 740 “Income Taxes” (formerly, Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – An Interpretation of FASB Statement No. 109 (FIN 48)).  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2010.

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Dilutive loss per share has not been presented because as of December 31, 2010 and 2009, respectively, there were no common share equivalents outstanding.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company operates in only one operating segment as of December 31, 2010.

Accounting Standards Codification

In September 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, formerly FASB Statement No. 168, the FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become non-authoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification was effective for interim and annual periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Recent Accounting Pronouncements

In January 2010, the FASB issued ASC Update 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash” (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASCU 2010-01 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010

Note 3 – Recent Accounting Pronouncements (Continued)

In January 2010, the FASB issued Accounting Standards Codification (“ASC”) Update 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASCU 2010-02 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued, and the Company adopted, ASC Update No. 2010-05, “Escrowed Share Arrangements and the Presumption of Compensation” (ASCU No. 2010-05”).  ASCU No. 2010-05 codifies the SEC staff’s views on escrowed share arrangements which historically has been that the release of such shares to certain shareholders based on performance criteria is presumed to be compensatory.  When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction.  In general, in financing transactions the escrowed shares should be reflected as a discount in the allocation of proceeds.  In debt financings the discounts are to be amortized using the effective interest method, while discounts on equity financings are not generally amortized.  As it relates to future financings, the adoption of this update may have an effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements.  For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities.  This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  This update becomes effective for the Company with the interim and annual reporting period beginning November 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting periods beginning November 1, 2011.  The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes.  Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s consolidated financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update; however, we do not expect the adoption of this update to have a material impact on our consolidated financial statements.

Management believes that any other recently issued but not yet effective accounting pronouncements, if adopted, will not have a material effect on the Company’s present or future consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010

Note 4 – Property and Equipment

Property and equipment at December 31, 2010 and 2009 consisted of:

	2010	2009

Machinery and equipment	$33,042	$26,611
Furniture and fixtures	23,135	22,806
Leased assets	7,700	28,498
	63,877	77,915
Less: accumulated depreciation	(48,568)	(43,400)
Equipment not in service	-	21,509

Property and equipment, net	$15,309	$56,024

Depreciation expense for the years ended December 31, 2010 and 2009 was $16,267 and $16,604, respectively.  During the year ended December 31, 2010, the Company disposed of leased assets having a net book value of $8,159 and transferred $23,049 of equipment not in service and leased assets to inventory.

Note 5 – Loans Payable

Loans payable at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Unsecured $450,000 note payable to Azfar Haque, which bears interest at 9% per annum and was originally due June 15, 2008. The note is currently in default. Accrued interest is equal to $112,805 and $72,305 respectively.	$562,805	$522,305
Unsecured $80,000 note payable to Rainmaker Global, Inc. which bears interest at 30% per annum and was originally due December 31, 2009. The note is currently in default. Accrued interest is equal to $30,125 and $6,125 respectively.	110,125	86,125
Unsecured non-interest bearing note payable due on demand by Company to Charms Investments Inc.	-	25,000
$55,000 convertible note payable to Charms Investments Inc., which bears interest at 10% per annum and was originally due April 15, 2010. The due date of the note has been extended to December 31, 2011. Accrued interest is equal to $4,359 at December 31, 2010.	20,891	-
$40,000 convertible note payable to Charms Investments Inc., which bears interest at 10% per annum and was originally due October 16, 2010. The due date of the note has been extended to December 31, 2011. Accrued interest is equal to $3,500 at December 31, 2010.	43,500	-
Unsecured non-interest bearing note payable due on demand by Company to Leonard Marella.	20,000	20,000
Unsecured non-interest bearing note payable due on demand by Company to Steve Palmer.	8,000	8,000
Unsecured non-interest bearing note payable due on demand by Company to Syed Ahmed.	7,000	7,000
Unsecured non-interest bearing note payable due on demand by Company to Alina Farooq.	3,500	3,500
Unsecured non-interest bearing note payable due on demand by Company to William Johnson.	17,506	-

Total	$793,327	$671,930

The Company accrued interest expense of $75,984 and $46,625 for the years ended December 31, 2010 and 2009, respectively, on the above loans.  Accrued interest is included in the loan balances.

All of the convertible notes held by Charms Investments Inc. are automatically convertible upon the Company receiving gross proceeds of at least $5,000,000 in a Qualified Equity Financing, as defined in the note agreement, at 80% of the share price sold in such Qualified Equity Financing.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010

Loans payable – related parties at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Unsecured non-interest bearing note payable due on demand to Frank Russo, a Director of the Company.	$422,006	$476,206
Unsecured note payable to Edward Eppel, a Director of the Company, which bears interest at 10% per annum and is due on demand.	173,256	126,400
Unsecured non-interest bearing note payable due on demand to Andrea Rocha, Comptroller and wife of Company's Chief Executive Officer and President.	-	2,600
Unsecured non-interest bearing convertible note payable to Kayode Aladesuyi, Chief Executive Officer and President, and was originally due July 30, 2010. The due date of the note has been extended to December 31, 2011.	81,512	-
Unsecured non-interest bearing note payable due on demand to Kayode Aladesuyi, Chief Executive Officer and President.	18,456	2,000

Total	$695,230	$607,206

The Company accrued interest expense of $15,771 and $0 for the years ended December 31, 2010 and 2009, respectively, on the above loans.  Accrued interest is included in the loan balances.

On July 30, 2010, Charms Investments Inc. assigned its interest in a convertible note to Mr. Kayode Aladesuyi, the Company’s Chief Executive Officer, President and a Director of the Company (see Note 6 – Related Parties).  The note is automatically convertible upon the Company receiving gross proceeds of at least $5,000,000 in a Qualified Equity Financing, as defined in the note agreement, at 80% of the share price sold in such Qualified Equity Financing.

Note 6 – Related Parties

Frank Russo, a Director of the Company, is a note holder of the Company (see Note 5 – Loans Payable).   During the year ended December 31, 2009, Mr. Russo converted $100,000 of the note into 10,000,000 shares of the Company’s common stock. During the year ended December 31, 2010, Mr. Russo converted $60,000 of the note into 6,000,000 shares of the Company’s common stock.  The Company borrowed $29,800 and $144,300 from and repaid $24,000 and $11,500 to Mr. Russo during the years ended December 31, 2010 and 2009, respectively.  The Company issued 400,000 shares of its common stock to Mr. Russo for services during the year ended December 31, 2009 (see Note 7 – Stockholders’ Deficit).

Edward Eppel, a Director of the Company, is a note holder of the Company (see Note 5 – Loans Payable).  The Company borrowed $31,085 and $126,400 from Mr. Eppel during the years ended December 31, 2010 and 2009, respectively.  The Company issued 5,100,000 shares of its common stock to Mr. Eppel for services during the year ended December 31, 2009 (see Note 7 – Stockholders’ Deficit).

Andrea Rocha, Comptroller of the Company, is the wife of Kayode Aladesuyi, the Company’s Chairman, Chief Executive Officer, and President of the Company.  Ms. Rocha was a note holder of the Company (see Note 5 – Loans Payable).  The Company borrowed $32,000 from Ms. Rocha during the year ended December 31, 2009.  During the year ended December 31, 2009, Ms. Rocha converted $32,000 of the note into 3,200,000 shares of the Company’s common stock.  During the year ended December 31, 2010, the Company repaid $2,600 to Ms. Rocha. On October 5, 2009, Ms. Rocha purchased 4,800,000 shares of the Company’s common stock for $48,000 and on December 31, 2010 the Company issued 1,900,000 shares of the Company’s common stock in exchange of salaries payable to Ms. Rocha of $19,159.

Kayode Aladesuyi is the holder of an unsecured non-interest bearing note of the Company (see Note 5 – Loans Payable).  During the year ended December 31, 2009, the Company borrowed $132,497 from and repaid $130,497 to Mr. Aladesuyi on this note.  During the year ended December 31, 2010, the Company borrowed $170,937 from and repaid $154,482 to Mr. Aladesuyi.  On July 30, 2010, Charms Investments Inc. assigned its interest in their $196,425 convertible note to Mr. Aladesuyi (see Note 5 – Loans Payable).  The convertible note is automatically convertible upon the Company receiving gross proceeds of at least $5,000,000 in a Qualified Equity Financing, as defined in the note agreement, at 80% of the share price sold in such Qualified Equity Financing.  The Company issued 4,000,000 and 400,000 shares of its common stock to Mr. Aladesuyi for services during the years ended December 31, 2010 and 2009, respectively (see Note 7 – Stockholders’ Deficit).  During the year ended December 31, 2009, Mr. Aladesuyi purchased 15,000,000 shares of the Company’s common stock for $150,000.

During the year ended December 31, 2010, the Company borrowed $25,000 from Valerie Aladesuyi, the former wife of Kayode Aladesuyi.  Also during the year ended December 31, 2010, Ms. Aladesuyi converted the $25,000 note into 2,500,000 shares of the Company’s common stock (see Note 7 – Stockholders’ Deficit).

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010

Note 6 – Related Parties (Continued)

On April 2, 2010, prior to the Stock Exchange, Anis Sherali, a Director of the Company, purchased 200,000 shares of the Company’s common stock for $5,000.  From April 2, 2010 through December 31, 2010 Mr. Sherali purchased 27,769,232 shares of the Company’s stock for $265,900.  The Company issued 100,000 shares of its common stock to Mr. Sherali for services during the year ended December 31, 2009 (see Note 7 – Stockholders’ Deficit).

During the year ended December 31, 2010, officers and shareholders of the Company contributed services having a fair market value of $347,846 (see Note 7 – Stockholders’ Deficit).

Note 7 – Stockholders’ Deficit

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

During the year ended December 31, 2010, the Company issued 46,515,149 shares of common stock for a total of $656,125 ($0.014 per share).

Common Stock Issued in Conversion of Debt

During the year ended December 31, 2009, the Company issued 13,200,000 shares of common stock in the conversion of $132,000 of notes payable to related parties (see Note 4 – Related Parties).

During the year ended December 31, 2010, the Company issued 8,500,000 shares of common stock in the conversion of $85,000 of notes payable to related parties (see Note 6 – Related Parties) and 13,584,383 shares of common stock in the conversion of $157,093 of notes payable to unrelated parties.

Stock Issued for Services

Prior to the Stock Exchange on April 2, 2010, the Company issued 4,000,000 and 400,000 shares of common stock for services, at par value of $.01 per share, to Kayode Aladesuyi, the Company’s Chief Executive Officer, President and a Director of the Company, during the years ended December 31, 2010 and 2009, respectively (see Note 6 – Related Parties).  These values were based on the fair value of services rendered as the Company was not a publicly traded company and there was no established market for its shares.

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

The Company issued 400,000 shares of its common stock to Frank Russo for services, at par value of $.01 per share, during the year ended December 31, 2009 (see Note 6 – Related Parties).  This value was based on the fair value of services rendered as the Company was not a publicly traded company and there was no established market for its shares.

The Company issued 5,100,000 shares of its common stock to Edward Eppel for services, at par value of $.01 per share, during the year ended December 31, 2009 (see Note 6 – Related Parties).  This value was based on the fair value of services rendered as the Company was not a publicly traded company and there was no established market for its shares.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010

Note 7 – Stockholders’ Deficit (Continued)

The Company issued 100,000 shares of its common stock to Anis Sherali for services, at par value of $.01 per share, during the year ended December 31, 2009 (see Note 6 – Related Parties).  This value was based on the fair value of services rendered as the Company was not a publicly traded company and there was no established market for its shares.

During the year ended December 31, 2009, the Company issued 850,000 shares to an unrelated party for services, at par value of $.01 per share.  This value was based on the fair value of services rendered as the Company was not a publicly traded company and there was no established market for its shares.

During the year ended December 31, 2010, the Company issued 7,700,000 shares to unrelated parties for services, at an average price of $.02 per share based on the market value of the shares at the time of issuance.  1,500,000 of these shares were issued under the 2010 Stock Incentive Plan dated September 17, 2010.

In-Kind Contribution of Services

During the year ended December 31, 2010, officers and directors of the Company contributed services having a fair market value of $347,846 (see Note 6 – Related Parties).

Acquisition of Noncontrolling Interest in EarthSearch Communications

On December 31, 2010, the Company issued 439,024 shares of its common stock to a noncontrolling shareholder of its subsidiary, EarthSearch Communications International, Inc., for 1,800,000 shares of EarthSearch’s common stock.  The shares were valued at the market price of $0.006 at December 31, 2010 and resulted in a loss on the acquisition of $55,849 as follows:

Value of shares issued in exchange (439,024 shares at $0.006 per share)	$2,634
Fair value of non-controlling interest acquired	(53,215)

Loss on acquisition of non-controlling interest	$55,849
The Company owns 94.66% of EarthSearch as of December 31, 2010.

Note 8 – Escrow Deposits

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

In connection with this transaction the Company deposited $100,000 as of December 31, 2009 in escrow towards the final purchase price of the transaction.  The Company deposited an additional $120,000 in 2010 prior to April 2, 2010.  The escrow deposits were reimbursed to the Company during the quarter ended June 30, 2010 by the ultimate investors that acquired the Sellers’ shares.

On January 26, 2010, the Company began negotiations with G-TECHONOLOGIES SDN BHD (“G-TECH”), a Malaysian entity, to acquire a 10% interest of G-TECH and issued a $25,000 refundable deposit with G-TECH.  The Company is currently performing its due diligence of G-TECH and is continuing its negotiations.

Note 9 – Income Taxes

No provisions were made for income taxes for the years ended December 31, 2010 and 2009 as the Company had cumulative operating losses.  For the years ended December 31, 2010 and 2009, the Company incurred net losses for tax purposes of $2,609,399 and $1,473,225, respectively.  The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010

Note 9 – Income Taxes (Continued)

	For the Year Ended
	December 31,
	2010	2009

United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	0.0%	0.0%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	December 31,
	2010	2009
Deferred income tax assets:

Net operating loss carry forwards	$3,920,540	$3,025,630
Valuation allowance	(3,920,540)	(3,025,630)

Net deferred income tax assets	$-	$-

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $894,910 and $500,900 for the years ended December 31, 2010 and 2009, respectively.

The Company has a net operating loss carryover of $11,508,306 to offset future income tax.  The net operating losses expire as follows:

December 31,
2024	$1,152,418
2025	1,917,800
2026	1,663,944
2027	1,475,037
2028	1,216,483
2029	1,473,225
2030	2,609,399
$11,508,306

Note 10 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities in Atlanta, Georgia for $4,796 per month.  The term of the lease is 38 months and expires on May 31, 2011.  At December 31, 2010, future minimum lease payments under the lease are $23,980 for 2011.

Rent expense was $63,445 and $65,119 for the years ended December 31, 2010 and 2009, respectively.

Note 11– Subsequent Events

On January 8, 2011, the Company issued 32,857,143 shares of common stock in the conversion of $230,000 of salaries payable to Mr. Kayode Aladesuyi, the Company’s Chairman and Chief Executive Officer.

On January 8, 2011, the Company issued 357,143 shares of common stock in the conversion of $2,500 of accounts payable to an unrelated vendor.

East Coast Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010

Note 11– Subsequent Events (Continued)

During the period January 1 through April 4, 2011, the Company sold 4,670,089 shares of its restricted common stock in private placements for a total of $52,500 or an average of $0.011 per share.

During the period January 1 through March 31, 2011, the Company issued 4,055,556 shares of common stock in the conversion of $37,500 of notes payable to related parties and 5,800,000 shares of common stock in the conversion of $70,000 of notes payable to unrelated parties.

During the period January 1 through March 31, 2011, the Company issued 500,000 shares to unrelated parties for services, at an average market price of $0.012 per share.

The Company has evaluated subsequent events through the date the consolidated financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the consolidated financial statements.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 7, 2011, the Company was informed by its Former Accounting Firm, KBL, LLP, that they had resigned as its independent registered public accounting firm effective on that date. The reports of KBL, LLP on the Company’s consolidated financial statements as of and for the periods ended December 31, 2009 and 2008 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle.  However, the reports of KBL, LLP on the Company’s consolidated financial statements as of and for the years ended December 31, 2009 and 2008 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company incurred net losses since inception and existing uncertain conditions which the Company faces relative to its obtaining capital in the equity market.

During the Company’s two most recent fiscal years, and any subsequent interim period preceding the termination on March 7, 2011, there (i) have been no disagreements between the Company and KBL, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of KBL, LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on the consolidated financial statements for such years and (ii) were no reportable events of the kind in Item 304(a)(1)(v) of Regulation S-K.

On March 10, 2011, the Company engaged Randall N. Drake, CPA P.A. as its independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ended December 31, 2010. The Company did not, during its two most recent fiscal years or in any subsequent interim period prior to engaging Randall N. Drake, CPA P.A., consult Randall N. Drake, CPA P.A. regarding:

(i)
the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements whereby a written report was provided to the Company or oral advice was provided that Randall N. Drake, CPA P.A. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was either the subject of a disagreement or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Management, including the Chief Executive Officer and Interim Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Interim Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2010, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2010:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.
Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

4.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
5.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

●	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the consolidated financial statements.

●	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt for its continued exploration activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls is a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report.  On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the calendar quarter and for the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the earlier of their death, resignation or removal by shareholders, or until their successors have been qualified.  Our officers are elected annually by, and serve at the discretion of our board of directors.

			Held
			Position
Name	Age	Positions	Since

Frank Rovito	49	Chief Executive Officer, Chief Financial Officer and Director	4/2005 (a)
Aaron Miller Goldstein	30	Vice President and Chairman	4/2005 (a)
Kayode A. Aladesuyi	51	Chief Executive Officer, President, Interim Chief Financial Officer and Chairman	4/2/2010
Frank Russo	53	Executive Vice President and Director	4/2/2010 (b)
Edward H. Eppel	68	Director	4/2/2010
Anis D. Sherali	61	Director	4/2/2010
Alfred ("Ted") B. Ruhly	82	Director	4/2/2010 (c)
John Ferguson	59	Vice President	4/2/2010 (d)
_________________
(a) Resigned April 2, 2010.
(b) Mr. Russo's position as Executive Vice President was eliminated on October 1, 2010.
(c) Mr. Ruhly was removed as a Director on September 30, 2010.
(d) Mr. Ferguson resigned on September 21, 2010.

Biography of Directors and Officers

Frank Rovito served as our Chief Executive Officer, Chief Financial Officer and Director from April 2005 until he resigned on April 2, 2010 in connection with the change of control of the Company.  From 2001 through the April 2010, Mr. Rovito has served as officer and director of TransTech Development, Inc., a technology services and holding company. From July 2003 to July 2004, Mr. Rovito served as a business development specialist for MCI in New Jersey, offering corporate broadband services. Since 2002, he has served as CTO of Entertainment Arts, Inc., a public company involved in the entertainment and media industries. From 2002 through the present, Mr. Rovito has served as president and a director of Creative Gaming, Inc., a publicly-traded holding company. Mr. Rovito received his A.S. in Computer Science from Brooklyn College in 1983.

Aaron Miller Goldstein served as our Vice President and Chairman from April 2005 until he resigned on April 2, 2010 in connection with the change of control of the Company.  In 2003, Mr. Goldstein co-founded and currently operates, Gateway Realty, LLC, a Floridabased real estate brokerage business, and began acting as a real estate sales associate. From September 2002 to November 2003, he worked as a real estate sales associate for Rent Free Realty, Inc., also a Florida-based real estate brokerage business. From October 2001 to September 2002, he was employed by Houston’s Restaurants, Inc.

Kayode A. Aladesuyi , a founder of EarthSearch, was appointed as Chairman of the Board of Directors, Chief Executive Officer, President and Interim Chief Financial Officer of the Company on April 2, 2010.  Mr. Aladesuyi held similar positions with EarthSearch since January 2004. Prior to EarthSearch, Mr. Aladesuyi was the founder (in 1999), chief executive officer, and president of PlanetLink Communications, Inc. which engaged in the development of satellite-enabled products based on GPS technology and provision of monitoring services in the United States. Mr. Aladesuyi resigned from PlanetLink Communications to establish EarthSearch. He has a B.S. degree in accounting from Alabama State University.

Frank Russo was appointed Executive Vice President and a Director on April 2, 2010 and has served as Executive Vice President of EarthSearch since January 2010. Mr. Russo’s position as Executive Vice President was terminated in October 2010.  Currently, Mr. Russo is representing various manufacturers, including FIFA, Kappa and KangaROOS, consulting with their sales and marketing departments throughout Metro NY/NJ and the Mid-Atlantic regions. He was formerly the president of Gladiator Sales, a regional marketing and sales company that represented Puma North America ($500+ million in sales) throughout New England, Mid-Atlantic and the Metro NY/NJ regions. Prior to Gladiator Sales, he managed a sales division for Diadora, an Italian sporting goods manufacturer. Mr. Russo has a B.S. degree in business administration from Saint Michael’s College.

Edward H. Eppel was appointed as a Director on April 2, 2010 and had served as a Director of EarthSearch since October 2009.  Mr. Eppel currently is the vice president of LPS Ind., a leading manufacturer of special printed flexible films for the Medical/Food/Beverage manufacturing industries, with sales in both North America and Europe. He was the founder and president of RAE Container Inc., a manufacturer of corrugated products, molded form, cushioning and protective materials for Air/Sea/Ground shipments. Mr. Eppel and RAE Container Inc., merged with LPS in 1997. He is a "Lifetime" member of the IOPP (Institute of Packaging Professionals) and past President of the Meadowlands chapter. Mr. Eppel also served as president of the Society of Packaging and Handling Engineers, along with serving as chairman of Morris County Municipality Utilities Authority (NJ) for the past 25 years. This public utility serves more than 500,000 residents with water and a complete recycling program reducing landfill waste by over 50%. Mr. Eppel has a B.S. degree in industrial management from Rutgers University.

Anis D. Sherali was appointed as a Director on April 2, 2010 and had served as a Director of EarthSearch since June 2009. Mr. Sherali is currently the president/CEO of Energy Consulting Group and has assisted numerous electric utility clients analyze and solve optimization problems related to electric utility operations and economic dispatch. His responsibilities include the preparation of engineering feasibility analyses of alternative power supply sources, long-range planning studies for generation and transmission systems, software development related to power supply planning and utility rate analysis. Mr. Sherali has more than 25 years of experience in power supply planning and pooling evaluations, wheeling and coordination analysis, electric utility rates, finance and accounting, contract negotiations, generation analysis, utility operations and dispatch, economic and regulatory support and power supply consulting with numerous clients in more than 15 states. Mr. Sherali has a masters degree in industrial management from Georgia Tech.

Alfred (“Ted”) B. Ruhly was appointed as a Director on April 2, 2010 and was removed as Director in September, 2010. Mr. Ruhly, retired chairman of Maersk, Inc., brings 60 years of experience in the trucking and shipping industries. He began at Maersk, Inc. in 1974 when it was known as Moller Steamship Co. and has served as vice president of marketing and sales, executive vice president, appointed as the first American president of A.P. Moller, Maersk Inc.’s United States subsidiary, chairman of the board of Maersk, Inc., and chairman of the board of Maersk Line Ltd. While serving as chairman of both entities, he was presented with the Port Pilot Award by the Port of Long Beach for his leadership and achievements within the shipping industry and international trade. During his tenure at Maersk, he completed the Harvard Advanced Management Program. Mr. Ruhly now serves as a transportation consultant. He attended Michigan State College and Wayne State University. Mr. Ruhly is a veteran of the United States Army.

John Ferguson was appointed Vice President on April 2, 2010 and has served as EarthSearch’s Vice President of Global Channels since February 2010. Mr. Ferguson resigned from the Company on September 21, 2010.  Mr. Ferguson’s career encompasses over 25 years providing technology solutions to companies across all major industry segments with an emphasis in sales and channel management expertise. He has sold extensively though both direct and channel environments, with 17 years dealing through channels. Mr. Ferguson has consistently overachieved on sales targets, channel partner recruitment goals, channel management metrics and business development goals throughout his career. His channel experiences span security VARs, system integrators, single & double tier distribution, technology consultants and retail channels. Mr. Ferguson’s expertise covers all areas of channel development including program development, channel partner agreements, recruitment, training, performance management, incentive programs and joint selling. He is also experienced in managing business development initiatives from initial inception through to successful strategic partnership. Mr. Ferguson has held channel sales and sales management positions at Websense, Frontbridge, Captura and InterSoft, a software firm he founded in the 1980s. He has a B.S. degree in business administration from North Carolina University.

Our directors hold office until the earlier of their death, resignation or removal by shareholders, or until their successors have been qualified. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal.  Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Nevada Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Nevada General Corporation Law.  Currently, the Company does not have directors’ and officers’ liability insurance.

Committees of the Board of Directors

None.

Code of Ethics

We do not currently have a Code of Ethics because we have limited business operations and only three officers/directors on the Board. We intend to adopt such code of ethics that would cover our business as soon as possible.

Item 11.   Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer and principal financial officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer during the fiscal year ended December 31, 2010 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the Named Executives).

						Non-Equity
Name and Principal				Stock	Option	Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards (7)	Awards	Compensation	Compensation		Total

Kayode Aledesuyi, Chariman,	2010	$350,000	$-	$40,000	$-	$-	$18,530	(5)	$408,530
Chief Executive Officer, President	2009	$271,876	$-	$-	$-	$-	$12,000	(5)	$283,876
and Chief Financial Officer (1)	2008	$235,000	$-	$-	$-	$-	$12,000	(5)	$247,000

Frank Russo, Executive	2010	$187,500	$-	$-	$-	$-	$6,530	(6)	$194,030
Vice President (1) (2)	2009	$-	$-	$-	$-	$-	$-		$-
	2008	$-	$-	$-	$-	$-	$-		$-

John Ferguson	2010	$43,068	$-	$-	$-	$-	$-		$43,068
Vice President (1) (3)	2009	$-	$-	$-	$-	$-	$-		$-
	2008	$-	$-	$-	$-	$-	$-		$-

Frank Rovito, Chief	2010	$-	$-	$-	$-	$-	$-		$-
Executive Officer, Chief	2009	$-	$-	$-	$-	$-	$-		$-
Financial Officer and Director (4)	2008	$-	$-	$-	$-	$-	$-		$-

Aaron Goldstein, Vice	2010	$-	$-	$-	$-	$-	$-		$-
President and Chairman (4)	2009	$-	$-	$-	$-	$-	$-		$-
	2008	$-	$-	$-	$-	$-	$-		$-

(1) Appointed on April 2, 2010.

(2) Position was eliminated on October 1, 2010.

(3) Resigned on September 21, 2010.

(4) Resigned on April 2, 2010.

(5) All other compensations includes $12,000 of car allowance each year and $6,350 of health insurance premiums.

(6) All other compensations includes $6,350 of health insurance premiums.

(7) Stock awards are valued at Market Value on date of award.

Agreements with Executive Officers

The Company does not have any employment agreements with its executive officers.  At the time of the Stock Exchange, the Company’s Board of Directors agreed to assume the annual salary of $350,000 to Kayode Aladesuyi, the Company’s Chief Executive Officer, President and Interim Chief Financial Officer.

Compensation of Directors

The general policy of the Board is that Directors earn $10,000 per quarter for each quarter served. The Board of Directors has the primary responsibility for considering and determining the amount of Director compensation.

The following table shows amounts earned by each Director in the fiscal year ended December 31, 2010.

						Change in
						Pension
						Value and Nonqualified
		Fees Earned			Non-Equity	Deferred
		or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Director	Year	Cash (1)	Awards (2)	Awards	Compensation	Earnings	Compensation	Total

Kayode Aladesuyi	2010	$40,000	$-	$-	$-	$-	$-	$40,000
	2009	$40,000	$4,000	$-	$-	$-	$-	$44,000

Frank Russo	2010	$40,000	$-	$-	$-	$-	$-	$40,000
	2009	$40,000	$4,000	$-	$-	$-	$-	$44,000

Edward Eppel	2010	$40,000	$-	$-	$-	$-	$-	$40,000
	2009	$10,000	$51,000	$-	$-	$-	$-	$61,000

Anis D. Sherali	2010	$40,000	$-	$-	$-	$-	$-	$40,000
	2009	$10,000	$1,000	$-	$-	$-	$-	$11,000

Afred ("Ted") Ruhly (3)	2010	$10,000	$-	$-	$-	$-	$-	$10,000
	2009	$-	$-	$-	$-	$-	$-	$-

(1) Reflects the amount of fees earned during each year ended on December 31.

(2) Stock awards are valued at Market Value on date of award.

(3) Mr. Ruhly was removed as a Director on September 30, 2010.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of March 31, 2011 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

	Amount and
	Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Owner (1)	Class (2)
Kayode Aladesuyi (3)	48,717,281	30.69%
Frank Russo (4)	7,073,895	4.46%
Edward Eppel	2,607,154	1.64%
Anis Sherali (5)	33,104,689	20.85%
All Directors and Executive Officers as a Group (3 persons)	91,503,019	57.64%

(1) "Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power. The mailing address for all officers and directors is 120 Interstate North Parkway SE, Suite 445, Atlanta, GA 20853.

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 158,743,709 shares of Common Stock outstanding as of March 31, 2011, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3) Includes 3,329,216 shares held by Mr. Aladesuyi’s five dependent children, of which he has voting and dispositive power.

(4) Includes 120,724 shares held by Mr. Russo’s three dependent children, of which he has voting and dispositive power.

(5) Includes 250,000 shares held by Mr. Sherali’s wife, Farah Sherali, of which he has shared voting and dispositive power.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Frank Russo, a Director of the Company, is a note holder of the Company.   During the year ended December 31, 2009, Mr. Russo converted $100,000 of the note into 10,000,000 shares of the Company’s common stock. During the year ended December 31, 2010, Mr. Russo converted $60,000 of the note into 6,000,000 shares of the Company’s common stock.  The Company borrowed $29,800 and $144,300 from and repaid $24,000 and $11,500 to Mr. Russo during the years December 31, 2010 and 2009, respectively.  The Company issued 400,000 shares of its common stock to Mr. Russo for services during the year ended December 31, 2009.

Edward Eppel, a Director of the Company, is a note holder of the Company.  The Company borrowed $31,085 and $126,400 from Mr. Eppel during the years ended December 31, 2010 and 2009, respectively.  The Company issued 5,100,000 shares of its common stock to Mr. Eppel for services during the year ended December 31, 2009.

Andrea Rocha, Comptroller of the Company, is the wife of Kayode Aladesuyi, the Company’s Chairman, Chief Executive Officer, and President of the Company.  Ms. Rocha was a note holder of the Company.  The Company borrowed $32,000 from Ms. Rocha during the year ended December 31, 2009.  During the year ended December 31, 2009, Ms. Rocha converted $32,000 of the note into 3,200,000 shares of the Company’s common stock.  During the year ended December 31, 2010, the Company repaid $2,600 to Ms. Rocha. On October 5, 2009, Ms. Rocha purchased 4,800,000 shares of the Company’s common stock for $48,000 and on December 31, 2010 the Company issued 1,900,000 shares of the Company’s common stock in exchange of salaries payable to Ms. Rocha of $19,159.

Kayode Aladesuyi is the holder of an unsecured non-interest bearing note of the Company.  During the year ended December 31, 2009, the Company borrowed $132,497 from and repaid $130,497 to Mr. Aladesuyi on this note.  During the year ended December 31, 2010, the Company borrowed $170,937 from and repaid $154,482 to Mr. Aladesuyi.  On July 30, 2010, Charms Investments, Inc. assigned its interest in their $196,425 convertible note to Mr. Aladesuyi.  The convertible note is automatically convertible upon the Company receiving gross proceeds of at least $5,000,000 in a Qualified Equity Financing, as defined in the note agreement, at 80% of the share price sold in such Qualified Equity Financing.  The Company issued 4,000,000 and 400,000 shares of its common stock to Mr. Aladesuyi for services during the years ended December 31, 2010 and 2009, respectively.  During the year ended December 31, 2009, Mr. Aladesuyi purchased 15,000,000 shares of the Company’s common stock for $150,000.

During the year ended December 31, 2010, the Company borrowed $25,000 from Valerie Aladesuyi, the former wife of Kayode Aladesuyi.  Also during the year ended December 31, 2010, Ms. Aladesuyi converted the $25,000 note into 2,500,000 shares of the Company’s common stock.

On April 2, 2010, prior to the Stock Exchange, Anis Sherali, a Director of the Company, purchased 200,000 shares of the Company’s common stock for $5,000.  From April 2, 2010 through December 31, 2010 Mr. Sherali purchased 27,769,232 shares of the Company’s stock for $265,900.  The Company issued 100,000 shares of its common stock to Mr. Sherali for services during the year ended December 31, 2009.

During the year ended December 31, 2010, officers and shareholders of the Company contributed services having a fair market value of $347,846.

Item 14.   Principal Accounting Fees and Services.

Audit Fees

On March 10, 2011, the Company replaced KBL, LLC and engaged Randall N. Drake, CPA P.A. as its independent registered public accounting firm as of and for the year ended December 31, 2010.  The change in independent registered public accounting firm is not the result of any disagreement with KBL, LLC.

	2010	2009
	(1)	(2)
Audit fees	$34,535	$50,836
Audit-related fees	4,204	-
Tax Fees	-	-
All other fees	-	-

	$38,739	$50,836

(1) Also includes estimated fees to be billed in 2011 for fiscal 2010.

(2) Includes fees billed in 2010 for fiscal 2009.

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual consolidated financial statements and the reviews of the consolidated financial statements included in our Forms 10-Q and for any other services that are normally provided by our independent public accountants in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our consolidated financial statements and the financial statements of our subsidiaries that were not otherwise included in Audit Fees.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

All Other Fees consist of the aggregate fees billed for products and services provided by our independent public accountants and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

Exhibit 2.1	Resolution of the Shareholders of East Coast Diversified Corporation dated April 2, 2010 (1)
Exhibit 2.2	Resolution of the Shareholders of East Coast Diversified Corporation dated April 2, 2010 (1)
Exhibit 2.3	Resolutions of Board of Directors of East Coast Diversified Corporation dated April 12, 2010 (1)
Exhibit 3.1	Articles of Incorporation (2)
Exhibit 3.2	Bylaws (2)
Exhibit 3.3	Certificate of Amendment to Certificate of Incorporation (1)
Exhibit 10.1	Share Exchange Agreement between East Coast Diversified Corporation and EarthSearch Communications International, Inc. dated January 12, 2010 (1)
Exhibit 10.2	Private Stock Purchase Agreement dated April 6, 2010 between Energy Partners, LLC and Messrs. Aaron Goldstein and Frank Rovito (1)
Exhibit 10.3	East Coast Diversified Corporation 2010 Incentive Stock Plan (3)
Exhibit 31.1	Rule 13a-14(a) Certification by the Chief Executive Officer and Interim Chief Financial Officer (4)
Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
_______________
(1)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 12, 2010.
(2)	Incorporated by reference from Company’s Form 10-SB/12g filed with the Securities and Exchange Commission on August 6, 2003.
(3)	Incorporated by reference from Company’s Form S-8 filed with the Securities and Exchange Commission on September 27, 2010.
(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kayode Aladesuyi	April 15, 2011
Malcolm Stevens, Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive and Principal Financial Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kayode Aladesuyi	April 15, 2011
Kayode Aladesuyi, Director	Date

/s/ Frank Russo.	April 15, 2011
Frank Russo, Director	Date

/s/ Anis D. Sherali	April 15, 2011
Anis D. Sherali, Director	Date

/s/ Edward Eppel	April 15, 2011
Edward Eppel, Director	Date