Form 10-Q
period 2011-03-31
EAST COAST DIVERSIFIED CORP
filed 2011-05-11
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 000-50356

East Coast Diversified Corporation
(Exact name of registrant as specified in its charter)

Nevada	55-0840109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 Interstate North Parkway, Suite 445 Atlanta, GA	20853
(Address of principal executive offices)	(Zip Code)

(770) 953-4184
 (Registrant’s telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.           Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No  ☒

As of as of April 29, 2011 the registrant had 160,246,234 shares of its Common Stock, $0.001 par value, outstanding.

EAST COST DIVERSIFIED CORPORATION
FORM 10-Q
MARCH 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

East Coast Diversified Corporation and Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets
Cash	$4,621	$1,278
Accounts receivable, net	98,330	49,522
Inventory	37,296	51,618
Total current assets	140,247	102,418

Property and equipment, net	12,257	15,309

Other assets
Capitalized research and development costs, net	55,579	92,613
Escrow deposits	25,000	25,000
Security deposits	4,521	4,521
Total other assets	85,100	122,134

Total assets	$237,604	$239,861

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Loans payable	$740,452	$793,327
Loans payable - related party	716,175	695,230
Accounts payable and accrued expenses	843,560	813,411
Accrued payroll and related liabilities	1,523,148	1,663,700
Total liabilities	3,823,335	3,965,668

Commitments and contingencies

Stockholders' deficit
Common stock, $.001 par value, 200,000,000 shares authorized, 158,743,709 and 110,953,778 shares issued and oustanding at March 31, 2011 and December 31, 2010, respectively	158,744	110,954
Additional paid-in capital	7,516,816	7,176,106
Accumulated deficit	(11,019,529)	(10,781,919)
Total East Coast Diversified stockholders' deficit	(3,343,969)	(3,494,859)
Noncontrolling interest	(241,762)	(230,948)
Total stockholders' deficit	(3,585,731)	(3,725,807)

Total liabilities and stockholders' deficit	$237,604	$239,861

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2011	2010

Revenue	$164,078	$9,103

Cost of revenue	49,742	8,954

Gross profit	114,336	149

Selling, general and administrative expenses	340,315	480,503

Loss from operations	(225,979)	(480,354)

Other income (expense)
Other income	-	65
Interest expense	(22,445)	(20,798)
Loss on disposal of assets	-	(23,039)
Total other income (expense)	(22,445)	(43,772)

Net loss before noncontrolling interests	(248,424)	(524,126)
Net loss attributable to noncontrolling interests	10,814	-

Net loss	$(237,610)	$(524,126)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares oustanding during the period - basic and diluted	151,361,187	142,372,640

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Stockholders' Deficit
For the Three Months Ended March 31, 2011
(unaudited)

	Common stock		Additional			Total
			paid-in	Accumulated	Noncontrolling	stockholders'
	Shares	Amount	capital	deficit	interest	deficit

Balance, December 31, 2010	110,953,778	$110,954	$7,176,106	$(10,781,919)	$(230,948)	$(3,725,807)

Common shares issued for cash	4,220,089	4,220	38,280	-	-	42,500

Common shares issued for conversion of loans payable - related party	4,055,556	4,056	33,444	-	-	37,500

Common shares issued for conversion of loans payable	5,800,000	5,800	64,200	-	-	70,000

Common shares issued for conversion of accrued salaries to related party	32,857,143	32,857	197,143	-	-	230,000

Common shares issued for conversion of accounts payable	357,143	357	2,143	-	-	2,500

Common shares issued for services	500,000	500	5,500			6,000

Net loss				(237,610)	(10,814)	(248,424)

Balance, March 31, 2011 (unaudited)	158,743,709	$158,744	$7,516,816	$(11,019,529)	$(241,762)	$(3,585,731)

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Stockholders' Deficit
For the Three Months Ended December 31, 2010
(unaudited)

	Common stock		Additional			Total
			paid-in	Accumulated	Noncontrolling	stockholders'
	Shares	Amount	capital	deficit	interest	deficit

Balance, December 31, 2009	136,064,233	$1,360,642	$4,946,622	$(8,898,907)	$-	$(2,591,643)

Common shares issued for cash prior to Stock Exchange	7,445,417	74,455	48,545	-	-	123,000

Common shares issued for conversion of loans payable - related party prior to Stock Exchange	6,000,000	60,000	-	-	-	60,000

Common shares issued for services prior to Stock Exchange	4,000,000	40,000	-	-	-	40,000

Effect of Stock Exchange on April 2, 2010	(95,848,349)	(1,387,429)	1,402,429	-	-	15,000

Noncontrolling interest at date of Stock Exchange	(10,000,662)	(100,007)	(342,217)	613,880	(171,656)	-

Recapitalization			(67,994)	-	-	(67,994)

Common shares issued for cash after Stock Exchange	39,069,732	39,070	494,055	-	-	533,125

Common shares issued for conversion of loans payable - related party after Stock Exchange	2,500,000	2,500	22,500	-	-	25,000

Common shares issued for conversion of loans payable after Stock Exchange	13,584,383	13,584	209,666	-	-	223,250

Common shares issued for services after Stock Exchange	7,700,000	7,700	135,459	-	-	143,159

Stock issuance costs	-	-	(23,000)	-	-	(23,000)

In kind contribution of services	-	-	347,846	-	-	347,846

Common shares issued for acquisition of 1,800,000 shares of EarthSearch Communications common stock from noncontrolling interest	439,024	439	2,195	-	53,215	55,849

Net loss	-	-	-	(2,496,892)	(112,507)	(2,609,399)

Balance, December 31, 2010	110,953,778	$110,954	$7,176,106	$(10,781,919)	$(230,948)	$(3,725,807)

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(237,610)	$(524,126)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(10,814)	-
Depreciation and amortization	40,086	57,024
Loss on disposal of assets	-	23,039
Stock issued in lieu of cash compensation	-	40,000
Stock issued for services	6,000	-
In-kind contribution of services	-	257,846
Interest accrued on loans payable	21,062	18,750
Changes in operating assets and liabilities:
Accounts receivable, net	(48,808)	(164)
Inventory	14,322	(1,908)
Supplier advances	-	785
Bank overdraft	-	(5,207)
Accounts payable and accrued expenses	32,649	(17,233)
Accrued payroll and related liabilities	89,448	(129,870)
Net cash used in operating activities	(93,665)	(281,064)

Cash flows from investing activities:
Capital expenditures	-	(3,341)
Payments of escrow deposits	-	(145,000)
Net cash used in investing activities	-	(148,341)

Cash flows from financing activities:
Proceeds from issuance of common stock	42,500	118,000
Proceeds from loans payable	-	310,000
Proceeds from loans payable - related party	77,120	86,571
Repayments of loans payable - related party	(22,612)	(83,247)
Net cash from financing activities	97,008	431,324

Net increase in cash	3,343	1,919

Cash at beginning of period	1,278	766

Cash at end of period	$4,621	$2,685

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2010	2009
Supplemental disclosure of cash flow information:

Cash paid for interest	$1,383	$3,229

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Issuance of 5,800,000 shares of common stock in conversion of loans payable	$70,000	$-

Issuance of 4,055,556 and 6,000,000 shares of common stock in conversion of loans payable - related party, resepctively	$37,500	$60,000

Issuance of 357,143 shares of common stock in conversion of accounts payable	$2,500	$-

Issuance of 32,857,143 shares of common stock in conversion of accrued salaries to related party	$230,000	$-

See accompanying notes to consolidated financial statements.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

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

On April 26, 2006, the Company entered into a definitive Share Exchange Agreement (the "Agreement") to acquire 100% of the issued and outstanding shares of Miami Renaissance Group, Inc. ("MRG"), a privately-owned Florida corporation, in exchange for the issuance of 4,635,000 restricted shares of the Company's common stock and 167,650 preferred stock designated as Series A Convertible Preferred Stock ("Preferred Stock"). The Company's officers and directors, who did not own any shares of common stock of the Company prior to this Agreement, were also the majority shareholders of MRG. The Agreement was adopted by the unanimous consent of the Board of Directors of the Company and written consent of the majority shareholders of the Company; and by unanimous consent of the Board of Directors of MRG and by written consent of the majority shareholders of MRG.

Pursuant to the Agreement, the Company issued a total of 4,635,000 shares of common stock and 158,650 shares of Preferred stock to the shareholders of the MRG in exchange for the 20,500,000 issued and outstanding shares of MRG. Following the closing of the Agreement, the shareholders of MRG shall own 63.75% of the issued and outstanding shares of common stock of the Registrant.

The Company entered into a Stock Sale Agreement, dated as of February 20, 2008 (“Stock Sale Agreement”), pursuant to which ECDC agreed to sell and MRG Acquisition Corp. (“MRGA is a Delaware corporation and was formed for the purpose of acquiring MRG") agreed to acquire 100% of the capital stock of MRG (“MRG Shares”), representing substantially all of the assets of ECDC, in consideration for the forgiveness of liabilities in the amount of $1,051,471 owed by ECDC to certain affiliated persons.

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

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

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

Nature of Operations

The Company has created the world’s first integration of Radio Frequency Identification technology (“RFID”) and GPS technology and is an international provider of supply chain management solutions offering real-time visibility in the supply chain with integrated RFID/GPS and other telemetry products.  These solutions help businesses worldwide to increase asset management, provide safety and security, increase productivity, and deliver real-time visibility of the supply chain through automation.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.

These unaudited consolidated financial statements should be read in conjunction with our 2010 annual consolidated financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2011.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $11,019,529 at March 31, 2011, a net loss and net cash used in operations of $237,610 and $93,665, respectively, for the three months ended March 31, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate revenues, and continue to raise additional investment capital.  No assurance can be given that the Company will be successful in these efforts.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

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

Reclassifications

Certain items on the 2010 consolidated statement of operations, and statement of cash flows have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2011 and December 31, 2010, respectively, the Company had no cash equivalents.

Accounts Receivable

The Company grants unsecured credit to commercial and governmental customers in the United States and abroad.  Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense was $0 and $0 for the three months ended March 31, 2011 and 2010, respectively.  At March 31, 2011 and December 31, 2010, the allowance for doubtful accounts was $0 and $0, respectively.

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

Depreciation expense was $3,052 and $3,635 for the three months ended March 31, 2011 and 2010, respectively.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Research and Development Costs

The Company accounts for research and development costs in accordance with ASC 730 “Research and Development”.  ASC 730 requires that research and development costs be charged to expense when incurred.  Research and development costs charged to expense were $0 and $59,388 for the three months ended March 31, 2011 and 2010, respectively.

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

The Company capitalized no research and development costs in the three months ended March 31, 2011 and 2010, respectively.  The Company recorded amortization expense of $37,034 and $53,389 for the three months ended March 31, 2011 and 2010, respectively.  Accumulated amortization was $585,090 and $548,056 at March 31, 2011 and December 31, 2010, respectively.

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

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, accounts payable and accrued expenses and accrued compensation. The fair value of the Company’s loans payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Revenue Recognition

The Company generates revenue through three processes: (1) Sale of its RFID/GPS products, (2) Fees for consulting services provided to its customers, and (3) Service Fees for the use of its advanced web based asset management platform.

•	Revenue for RFID/GPS products is recognized when shipments are made to customers. The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer.
•	Revenue for consulting services is recognized when the services have been performed.
•	Revenue for service fees is recognized ratably over the term of the use agreement.

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

The Company has not granted any stock options as of March 31, 2011.

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

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of March 31, 2011.

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Dilutive loss per share has not been presented because as of March 31, 2011 and 2010, respectively, there were no common share equivalents outstanding.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company operates in only one operating segment as of March 31, 2011.

Accounting Standards Codification

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” became effective on September 15, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2011 through the date these financial statements were issued.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Note 3 – Loans Payable

Loans payable at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010

Unsecured $450,000 note payable to Azfar Haque, which bears interest at 9% per annum and was originally due June 15, 2008. The note is currently in default. Accrued interest is equal to $122,930 and $112,805 respectively.	$522,930	$562,805
Unsecured $80,000 note payable to Rainmaker Global, Inc. which bears interest at 30% per annum and was originally due December 31, 2009. The note is currently in default. Accrued interest is equal to $36,125 and $30,125 respectively.	116,125	110,125
$55,000 convertible note payable to Charms Investments Inc., which bears interest at 10% per annum and was originally due April 15, 2010. The due date of the note has been extended to December 31, 2011. Accrued interest is equal to $891 and $4,359, respectively.	891	20,891
$40,000 convertible note payable to Charms Investments Inc., which bears interest at 10% per annum and was originally due October 16, 2010. The due date of the note has been extended to December 31, 2011. Accrued interest is equal to $4,500 and $3,500, respectively.	44,500	43,500
Unsecured non-interest bearing note payable, due on demand, to Leonard Marella.	20,000	20,000
Unsecured non-interest bearing note payable, due on demand, to Steve Palmer.	8,000	8,000
Unsecured non-interest bearing note payable, due on demand, to Syed Ahmed.	7,000	7,000
Unsecured non-interest bearing note payable, due on demand, to Alina Farooq.	3,500	3,500
Unsecured non-interest bearing note payable, due on demand, to William Johnson.	17,506	17,506

Total	$740,452	$793,327

The Company accrued interest expense of $17,125 and $75,984 for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively, on the above loans.  Accrued interest is included in the loan balances.

The Company borrowed $0 and $376,931 during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.  The Company made no payments on the loans during the three months ended March 31, 2011 and the year ended December 31, 2010.  During the three months ended March 31, 2011, the Company converted $70,000 of loans payable into 5,800,000 shares of the Company’s common stock.  Or the year ended December 31, 2010, the Company converted $157,093 of loans payable into 13,584,383 shares of the Company’s common stock.

All of the convertible notes held by Charms Investments Inc. are automatically convertible upon the Company receiving gross proceeds of at least $5,000,000 in a Qualified Equity Financing, as defined in the note agreement, at 80% of the share price sold in such Qualified Equity Financing.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Note 4 – Related Parties

Loans payable – related parties at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010

Unsecured non-interest bearing note payable, due on demand, to Frank Russo, a Director of the Company.	$419,394	$422,006
Unsecured note payable to Edward Eppel, a Director of the Company, which bears interest at 10% per annum and is due on demand.	177,194	173,256
Unsecured non-interest bearing note payable, due on demand, to Anis Sherali, a Director of the Company.	29,000	-
Unsecured non-interest bearing convertible note payable to Kayode Aladesuyi, Chief Executive Officer and President, and was originally due July 30, 2010. The due date of the note has been extended to December 31, 2011.	61,512	81,512
Unsecured non-interest bearing note payable, due on demand, to Kayode Aladesuyi, Chief Executive Officer and President.	29,075	18,456

Total	$716,175	$695,230

Frank Russo, a Director of the Company, is a holder of an unsecured non-interest bearing note of the Company.  At December 31, 2009, $476,206 was due to Mr. Russo.  During the year ended December 31, 2010, Mr. Russo converted $60,000 of the note into 6,000,000 shares of the Company’s common stock (See Note 5 – Stockholders’ Deficit).  The Company borrowed $0 and $29,800 from and repaid $2,612 and $24,000 to Mr. Russo during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.

Edward Eppel, a Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum and at December 31, 2009, $126,400 was due to Mr. Eppel.  The Company borrowed $0 and $31,085 from Mr. Eppel during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.  $3,938 and $15,771 of interest was accrued and included in the loan balance for the three month ended March 31, 2011 and the year ended December 31, 2010, respectively.

On April 2, 2010, prior to the Stock Exchange, Anis Sherali, a Director of the Company, purchased 200,000 shares of the Company’s common stock for $5,000.  From April 2, 2010 through December 31, 2010 Mr. Sherali purchased 27,769,232 shares of the Company’s stock for $265,900.  During the three months ended March 31, 2011, the Company borrowed $66,500 from Mr. Sherali and issued a non-interest bearing note.  Also during the three months ended March 31, 2011, the Company converted $37,500 of the note to common stock and issued 4,055,556 shares to Mr. Sherali (see Note 5 – Stockholders’ Deficit).

Kayode Aladesuyi, the Company’s Chairman, Chief Executive Officer, and President, is the holder of an unsecured non-interest bearing note of the Company.  At December 31, 2009, the outstanding balance on the note was $2,000.  During the year ended December 31, 2010, the Company borrowed $170,937 from and repaid $154,481 to Mr. Aladesuyi. During the three months ended March 31, 2011, the Company borrowed $10,619 from Mr. Aladesuyi.

On July 30, 2010, Charms Investments Inc. assigned its interest in their $174,425 convertible note to Mr. Aladesuyi. During the year ended December 31, 2010, the Company borrowed and additional $8,000 from and repaid $100,913 to Mr. Aladesuyi.  During the three months ended March 31, 2011, the Company repaid $20,000 to Mr. Aladesuyi.  The note is automatically convertible upon the Company receiving gross proceeds of at least $5,000,000 in a Qualified Equity Financing, as defined in the note agreement, at 80% of the share price sold in such Qualified Equity Financing.

The Company issued 4,000,000 shares of its common stock to Mr. Aladesuyi for services during the years ended December 31, 2010 (see Note 5 – Stockholders’ Deficit).  During the three months ended March 31, 2011, the Company converted $230,000 of accrued salaries due to Mr. Aladesuyi to common stock and issued 32,857,143shares to Mr. Aladesuyi.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Note 4 – Related Parties (Continued)

Andrea Rocha, Comptroller of the Company, is the wife of Kayode Aladesuyi.  Ms. Rocha was a holder of an unsecured non-interest bearing note of the Company.  At December 31, 2009, the outstanding balance on the note was $2,600,  During the year ended December 31, 2010, the Company repaid $2,600 to Ms. Rocha.  On December 31, 2010 the Company issued 1,900,000 shares of the Company’s common stock in exchange of salaries payable to Ms. Rocha of $19,159 (see Note 5 – Stockholders’ Deficit).

During the year ended December 31, 2010, the Company borrowed $25,000 from Valerie Aladesuyi, the former wife of Kayode Aladesuyi.  Also during the year ended December 31, 2010, Ms. Aladesuyi converted the $25,000 note into 2,500,000 shares of the Company’s common stock (see Note 5 – Stockholders’ Deficit).

During the three months ended March 31, 2011 and the year ended December 31, 2010, officers and shareholders of the Company contributed services having a fair market value of $0 and $347,846, respectively (see Note 5 – Stockholders’ Deficit).

Note 5 – Stockholders’ Deficit

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

Common Stock Issued for Cash

During the year ended December 31, 2010, the Company issued 46,515,149 shares of common stock in private placements for a total of $656,125 ($0.014 per share).

During the three months ended March 31, 2011, the Company issued 4,220,089 shares of common stock in private placements for a total of $42,500 ($0.010 per share).

Common Stock Issued in Conversion of Debt

During the year ended December 31, 2010, the Company issued 8,500,000 shares of common stock in the conversion of $85,000 of notes payable to related parties (see Note 4 – Related Parties) and 13,584,383 shares of common stock in the conversion of $157,093 of notes payable to unrelated parties (see Note 3 – Loans Payable).

During the three months ended March 31, 2011, the Company issued 4,055,556 shares of common stock in the conversion of $37,500 of notes payable to related parties (see Note 4 – Related Parties) and 5,800,000 shares of common stock in the conversion of $70,000 of notes payable to unrelated parties (see Note 3 – Loans Payable).

Stock Issued for Services

Prior to the Stock Exchange on April 2, 2010, the Company issued 4,000,000 shares of common stock for services, at par value of $0.01 per share, to Kayode Aladesuyi, the Company’s Chief Executive Officer, President and a Director of the Company, during the year ended December 31, 2010 (see Note 6 – Related Parties).  These values were based on the fair value of services rendered as the Company was not a publicly traded company and there was no established market for its shares.

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

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Note 5 – Stockholders’ Deficit (Continued)

During the year ended December 31, 2010, the Company issued 7,700,000 shares to unrelated parties for services, at an average price of $0.02 per share based on the market value of the shares at the time of issuance.  1,500,000 of these shares were issued under the 2010 Stock Incentive Plan dated September 17, 2010.

During the three months ended March 31, 2011, the Company converted $230,000 of accrued salaries due to Mr. Aladesuyi to common stock and issued 32,857,143 shares to Mr. Aladesuyi, at a price of $0.007 per share based on the market value of the shares at the time of issuance.

During the three months ended March 31, 2011, the Company issued 357,143 shares to an unrelated party for conversion of an outstanding accounts payable of $2,500, at a price of $0.007 per share based on the market value of the shares at the time of issuance.

During the three months ended March 31, 2011, the Company issued 500,000 shares to unrelated parties for services, at an average price of $0.012 per share based on the market value of the shares at the time of issuance.

In-Kind Contribution of Services

During the three months ended March 31, 2011 and the year ended December 31, 2010, officers and directors of the Company contributed services having a fair market value of $0 and $347,846, respectively (see Note 4 – Related Parties).

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
The Company owns 94.66% of EarthSearch as of March 31, 2011.

Note 6 – Income Taxes

No provisions were made for income taxes for the three months ended March 31, 2011 and 2010 as the Company had cumulative operating losses.  For the three months ended March 31, 2011 and 2010, the Company incurred net losses for tax purposes of $248,424 and $524,126, respectively.  The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Three Months Ended
	March 31,
	2011	2010

United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	0.0%	0.0%

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Note 6 – Income Taxes (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	March 31,	December 31,
	2011	2010
Deferred income tax assets:

Net operating loss carry forwards	$3,997,290	$3,920,540
Valuation allowance	(3,997,290)	(3,920,540)

Net deferred income tax assets	$-	$-

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $76,750 and $894,910 for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.

The Company has a net operating loss carryover of $11,756,730 to offset future income tax.  The net operating losses expire as follows:

December 31,
2024	$1,152,418
2025	1,917,800
2026	1,663,944
2027	1,475,037
2028	1,216,483
2029	1,473,225
2030	2,609,399
2031	248,424
$11,756,730

Note 7 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities in Atlanta, Georgia for $4,796 per month.  The term of the lease is 38 months and expires on May 31, 2011.  At March 31, 2011, future minimum lease payments under the lease are $9,592 for 2011.

Rent expense was $16,244 and $15,131 for the three months ended March 31, 2011 and 2010, respectively.

Note 8 – Subsequent Events

For the period from April 1 through May 3, 2011, the Company issued 1,502,525 shares of its restricted common stock in private placements for a total of $30,000 ($0.02 per share).

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

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

Our internal research showed GPS solutions will become inadequate for business needs and the market would demand or require more sophisticated solutions for asset management, workforce optimization and security. RFID technology was growing at significant rate and a combination of both technologies was inevitable. Management seized the opportunity of the slow economy to develop the world’s first solution for continuous visibility of assets and become a global leader in offering such an integrated solution. We are also continuing to utilize the technology to provide other applications such as oil pipeline monitoring

We completed our product development in the first quarter of 2010, and began commercial beta tests in the summer of 2010. We officially launched our new business and product portfolio in 4th quarter of 2010. We immediately saw revenue growth as 60% of our 2010 revenue came in the 4th quarter of 2010. We outperformed our entire 2010 revenue levels in the 1st quarter of 2011 and we expect to continue to see significant increases in revenue throughout 2011. We are currently engaged in numerous pilot projects with several major organizations. We have also expanded our product offering into military logistics

As part of our growth strategy, we launched an aggressive sales network development program in the summer of 2010.  As of the end of the 1st quarter 2011 we have more than 15 distribution partners in 5 geographic regions (Southeast, Asia, Africa, South and North America). We launched a new web site reflecting our new business, products and solutions. We will launch our first commercial ecommerce site in the 2nd quarter of 2011.

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

Additionally, EarthSearch has developed SchoolConnect - the first school bus security solution with integrated GPS/RFID technology . This unique solution is designed to provide real-time visibility and security of students traveling on scheduled school bus routes.  This unprecedented technology monitors the real-time status of students as they enter and exit school buses.

SchoolConnect can provide real-time alerts to parents and schools when a student gets on the bus or off the bus.  Alerts are sent should a student exit at the wrong bus stop, or should a student fail to get on or off the bus at a scheduled location. The SchoolConnect system provides real-time notification to parents with hand-held devices, such as smart phones.

Results of Operations

For the Three Months Ended March 31, 2011 and 2010

Revenues

For the three months ended March 31, 2011, our revenue was $164,078, compared to $9,103 for the same period in 2010, representing an increase of 170.2%. This increase in revenue was directly attributable to the Company’s decision to change its business focus and product portfolio in 2010 from simply marketing GPS devices to developing full-fledged supply chain solutions which include RFID technologies, other supply chain and warehouse solutions, as well as the expansion of marketing activities to develop a global distribution network for its new product portfolios.  Management believes these changes will result in greater stability and long term growth for the Company.

Revenues are generated from three separate but related offerings, RFID/GPS product sales, consulting services, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $92,897 and $966 for the three months ended March 31, 2011 and 2010, respectively.  Revenues for consulting services were $51,500 for the three months ended March 31, 2011 compared to $0 for the three months ended March 31, 2010.  User fees were $19,681 and $8,137 for the three months ended March 31, 2011 and 2010, respectively.

Gross Profit

For the three months ended March 31, 2011, our gross profit was $114,336 compared to $266 for the same period in 2010. This increase in our gross profit resulted from the increase in revenue and the Company’s change in business focus and product portfolio previously discussed.

Selling, General and Administrative Expenses

For the three months ended March 31, 2011, selling, general and administrative expenses were $340,315 compared to $479,439 for the same period in 2010, a decrease of 29.0%. This decrease was primarily caused by accounting fees decreased from $25,075 to $139, payroll expenses decrease from $286,133 to $182,865, and amortization of research and development costs decreased from $53,389 to $37,034.

Net Loss

We generated a net loss of $237,610 for the three months ended March 31, 2011 compared to $524,126 for the same period in 2010, a decrease of 54.7%.  Included in the net loss for the three months ended March 31, 2011 and 2010 was a loss on the disposal of assets of $0 and $23,039, respectively.  The loss for the three months ended March 31, 2011 was reduced by non-controlling interests’ share of the net loss of EarthSearch of $10,814.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2011 and 2010, we funded our operations through financing activities consisting of private placements of equity securities with outside investors and loans from related parties, while for the three months ended March 31, 2010 our funding also included loans from unrelated parties. Our principal use of funds during the three months ended March 31, 2011 and 2010 has been for working capital and general corporate expenses.

Liquidity and Capital Resources during the three months ended March 31, 2011 compared to the three months ended March 31, 2010

As of March 31, 2011, we had cash of $4,621 and a working capital deficit of $3,683,088.  The Company generated a negative cash flow from operations of $93,665 for the three months ended March 31, 2011 compared to cash used in operations of $281,064 for the three months ended March 31, 2010. The negative cash flow from operating activities for the three months ended March 31, 2011 is primarily attributable to the Company's net loss from operations of $248,424, offset by non depreciation and amortization of $40,086, stock issued for services of $6,000, Accrued interest on loans payable of $21,062 and net cash from changes in operating assets and liabilities of $87,611.

The decrease in investing activities is attributable the purchase of equipment of $3,341 during the three months ended March 31, 2010 while no purchases were made in 2011 and the payment of escrow deposits in the three months ended March 31, 2010.

Cash generated from our financing activities was $97,008 for the three months ended March 31, 2011, compared to $431,324 during the comparable period in 2010. This decrease was primarily attributed to the proceeds from the issuance of common stock, a decrease from $118,000 to $42,500, proceeds from loans payable to related parties, a decrease from $86,571 to $77,120, proceeds from loans payable to unrelated parties, a decrease from $310,000 to $0, offset by the repayments of loans payable to related parties, a decrease from $83,247 to $22,612.

We will require additional financing during the current fiscal year according to our planned growth activities. In April 2011 we received proceeds from the sale of 1,502,525 shares of our common stock of $30,000. There is no assurance that we will be able to continue to raise the necessary financing.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the consolidated financial statements for the year ended December 31, 2010 regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all of these significant accounting policies impact the Company’s consolidated financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. We believe that the estimates and assumptions that are most important to the portrayal of our consolidated financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting for the valuation accounts receivable, inventory, impairment of long-lived assets, and stock-based compensation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future consolidated financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management's Discussion and Analysis of Financial Condition.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date.  The Chief Executive Officer and Interim Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

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

4.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
5. .	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

▪	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

▪	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.  Please refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the period from April 1 through April 22, 2011, the Company issued 1,502,525 shares of its restricted common stock in private placements for a total of $30,000 ($0.02 per share).

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

None.

Item 6.    Exhibits

Exhibit 2.1	Resolution of the Shareholders of East Coast Diversified Corporation dated April 2, 2010 (1)
Exhibit 2.2	Resolution of the Shareholders of East Coast Diversified Corporation dated April 2, 2010 (1)
Exhibit 2.3	Resolutions of Board of Directors of East Coast Diversified Corporation dated April 12, 2010 (1)
Exhibit 3.1	Articles of Incorporation (2)
Exhibit 3.2	Bylaws (2)
Exhibit 3.3	Certificate of Amendment to Certificate of Incorporation (1)
Exhibit 10.1	Share Exchange Agreement between East Coast Diversified Corporation and EarthSearch Communications International, Inc. dated January 12, 2010 (1)
Exhibit 10.2	Private Stock Purchase Agreement dated April 6, 2010 between Energy Partners, LLC and Messrs. Aaron Goldstein and Frank Rovito (1)
Exhibit 10.3	East Coast Diversified Corporation 2010 Incentive Stock Plan (3)
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer and Interim Principal Financial Officer (4)
Exhibit 32.1	Certification by the Principal Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 12, 2010.
(2)	Incorporated by reference from Company’s Form 10-SB/12g filed with the Securities and Exchange Commission on August 6, 2003.
(3)	Incorporated by reference from Company’s Form S-8 filed with the Securities and Exchange Commission on September 27, 2010.
(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2011	By: /s/ Kayode Aladesuyi
Kayode Aladesuyi
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial Officer)