Form 10-Q
period 2011-06-30
EAST COAST DIVERSIFIED CORP
filed 2011-08-15
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 12, 2011 the registrant had 178,045,343 shares of its Common Stock, $0.001 par value, outstanding.

EAST COST DIVERSIFIED CORPORATION
FORM 10-Q
JUNE 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

East Coast Diversified Corporation and Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets
Cash	$592	$1,278
Accounts receivable, net	228,956	49,522
Inventory	37,122	51,618
Total current assets	266,670	102,418

Property and equipment, net	9,486	15,309

Other assets
Capitalized research and development costs, net	18,546	92,613
Escrow deposits	17,213	25,000
Security deposits	4,521	4,521
Total other assets	40,280	122,134

Total assets	$316,436	$239,861

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$16,003	$-
Loans payable	727,577	793,327
Loans payable - related party	749,453	695,230
Accounts payable and accrued expenses	856,288	813,411
Accrued payroll and related liabilities	1,584,194	1,663,700
Total liabilities	3,933,515	3,965,668

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 480,000,000 and 200,000,000 shares authorized, 168,864,567 and 110,953,778 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	168,865	110,954
Additional paid-in capital	7,722,445	7,176,106
Accumulated deficit	(11,260,118)	(10,781,919)
Total East Coast Diversified stockholders' deficit	(3,368,808)	(3,494,859)
Noncontrolling interest	(248,271)	(230,948)
Total stockholders' deficit	(3,617,079)	(3,725,807)

Total liabilities and stockholders' deficit	$316,436	$239,861

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenue	$206,014	$13,471	$370,092	$22,574

Cost of revenue	118,332	13,271	168,074	22,225

Gross profit	87,682	200	202,018	349

Selling, general and administrative expenses	312,842	625,469	653,157	1,105,972

Loss from operations	(225,160)	(625,269)	(451,139)	(1,105,623)

Other income (expense)
Other income	-	-	-	65
Interest expense	(21,938)	(24,579)	(44,383)	(45,377)
Gain (loss) on disposal of assets	-	1,260	-	(21,779)
Total other income (expense)	(21,938)	(23,319)	(44,383)	(67,091)

Net loss before noncontrolling interests	(247,098)	(648,588)	(495,522)	(1,172,714)
Net loss attributable to noncontrolling interests	6,509	42,223	17,323	42,223

Net loss	$(240,589)	$(606,365)	$(478,199)	$(1,130,491)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares oustanding during the period - basic and diluted	163,872,692	49,374,818	157,651,502	95,616,829

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Stockholders' Deficit
For the Six Months Ended June 30, 2011
(unaudited)

	Common stock		Additional			Total
			paid-in	Accumulated	Noncontrolling	stockholders'
	Shares	Amount	capital	deficit	interest	deficit

Balance, December 31, 2010	110,953,778	$110,954	$7,176,106	$(10,781,919)	$(230,948)	$(3,725,807)

Common shares issued for cash	8,024,281	8,024	94,976	-	-	103,000

Common shares issued for conversion of loans payable - related party	4,055,556	4,056	33,444	-	-	37,500

Common shares issued for conversion of loans payable	7,000,000	7,000	93,000	-	-	100,000

Common shares issued for conversion of accrued salaries to related party	32,857,143	32,857	197,143	-	-	230,000

Common shares issued for conversion of accounts payable	357,143	357	2,143	-	-	2,500

Common shares issued for services	5,616,666	5,617	125,633			131,250

Net loss for the six months ended June 30, 2011				(478,199)	(17,323)	(495,522)

Balance, June 30, 2011 (unaudited)	168,864,567	$168,865	$7,722,445	$(11,260,118)	$(248,271)	$(3,617,079)

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Stockholders' Deficit
For the Year Ended December 31, 2010
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

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(478,199)	$(1,130,491)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(17,323)	(42,223)
Depreciation and amortization	79,890	114,860
Loss on disposal of assets	-	21,779
Stock issued in lieu of cash compensation	-	40,000
Stock issued for services	131,250	-
In-kind contribution of services	-	297,846
Interest accrued on loans payable	42,129	38,625
Changes in operating assets and liabilities:
Accounts receivable, net	(179,434)	2,168
Inventory	14,496	(21,269)
Prepaid expenses	-	5,000
Supplier advances	-	1,657
Escrow deposits	7,787	-
Bank overdraft	16,003	5,892
Accounts payable and accrued expenses	45,377	26,711
Accrued payroll and related liabilities	150,494	77,777
Net cash used in operating activities	(187,530)	(561,668)

Cash flows from investing activities:
Capital expenditures	-	(5,791)
Cash received in reverse merger	-	6
Proceeds received for reimbursement of escrow deposits	-	220,000
Payments of escrow deposits	-	(145,000)
Net cash from investing activities	-	69,215

Cash flows from financing activities:
Proceeds from issuance of common stock	103,000	123,000
Proceeds from loans payable	-	321,425
Proceeds from loans payable - related party	130,419	158,785
Repayments of loans payable - related party	(46,575)	(109,410)
Net cash from financing activities	186,844	493,800

Net increase (decrease) in cash	(686)	1,347

Cash at beginning of period	1,278	766

Cash at end of period	$592	$2,113

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Cash Flows (Continued)
(unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2011	2010
Supplemental disclosure of cash flow information:

Cash paid for interest	$2,254	$6,752

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Issuance of 7,000,000 shares of common stock in conversion of loans payable	$100,000	$-

Issuance of 4,055,556 and 6,000,000 shares of common stock in conversion of loans payable - related party, resepctively	$37,500	$60,000

Issuance of 357,143 shares of common stock in conversion of accounts payable	$2,500	$-

Issuance of 32,857,143 shares of common stock in conversion of accrued salaries to related party	$230,000	$-

Reduction of 95,848,349 shares of common stock in stock exchange	$-	$(1,387,429)

Recognition of noncontrolling interest at date of stock exchange	$-	$(171,656)

See accompanying notes to consolidated financial statements.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern

Organization

East Coast Diversified Corporation (the “Company”) was incorporated under the laws of the State of Florida on May 27, 1994, under the name Plantastic Corp., to engage in the business of purchasing and operating a tree farm and nursery.  The Company was unsuccessful in this venture and in March 1997, the Company amended its articles of incorporation, reorganized its capital structure and changed its name to Viva Golf, USA Corp.  The Company then acquired the assets of Viva Golf, USA Corp., a Delaware corporation, which consisted of a golf equipment marketing plan and other related assets.  The Company unsuccessfully engaged in the business of golf club manufacturing and marketing and ceased those operations in 1998.

The Company acquired 100% of the issued and outstanding shares of common stock of Lifekeepers International, Inc. in exchange for 1,000,000 of its newly issued shares under an Agreement and Plan of Reorganization on October 22, 1998.  In connection with this acquisition, the Company changed its name to Lifekeepers International, Inc.  On May 29, 2003, the Company changed its name to East Coast Diversified Corporation and changed its domicile to Nevada.  During 2001, the Company discontinued its operations, and remained inoperative until April 26, 2006.

On April 26, 2006, the Company entered into a definitive Share Exchange Agreement (the “Agreement”) to acquire 100% of the issued and outstanding shares of Miami Renaissance Group, Inc. (“MRG”), a privately-owned Florida corporation, in exchange for the issuance of 4,635,000 restricted shares of the Company’s common stock and 167,650 preferred stock designated as Series A Convertible Preferred Stock (the “Preferred Stock”).  The Company’s officers and directors, who did not own any shares of common stock of the Company prior to this Agreement, were also the majority shareholders of MRG.  The Agreement was adopted by the unanimous consent of the Company’s Board of Directors (the “Board”) and written consent of the majority shareholders of the Company.  Further, it was approved by unanimous consent of MRG’s Board of Directors and by written consent of the majority shareholders of MRG.

Pursuant to the Agreement, the Company issued a total of 4,635,000 shares of common stock and 167,650 shares of Preferred Stock to the shareholders of the MRG in exchange for 20,500,000 shares of MRG, which represented 100% of the issued and outstanding shares of MRG.  Following the closing of the Agreement, the shareholders of MRG owned approximately 63.75% of the Company’s issued and outstanding shares of common stock.

On February 20, 2008, the Company entered into a Stock Sale Agreement (the “Stock Sale Agreement”), pursuant to which the Company agreed to sell and MRG Acquisition Corp. (a Delaware corporation formed for the purpose of acquiring MRG, hereinafter “MRGA”) agreed to acquire 100% of the capital stock of MRG (“MRG Shares”), representing substantially all of the assets of the Company, in consideration for the forgiveness of liabilities in the amount of $1,051,471 owed by the Company to certain affiliated persons.

On April 6, 2009, the Board unanimously adopted and the consenting stockholders approved a resolution to effectuate a one-for-one hundred (1:100) reverse stock split (the “Reverse Split”) of the Company’s common stock.  On June 29, 2009, the Company was notified by NASDAQ that has it had received the necessary documentation to process the Reverse Split and issue a new symbol (ECDC).  The Reverse Split became effective on June 30, 2009.

On December 18, 2009, the Company’s former principal stockholders, Frank Rovito, Aaron Goldstein and Green Energy Partners, LLC (collectively, the “Sellers”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Kayode Aladesuyi (the “Buyer”), pursuant to which the Sellers, beneficial owners of an aggregate of 6,997,150 shares of the Company’s common stock (the “Sellers’ Shares”), agreed to sell and transfer the Sellers’ Shares to the Buyer for total consideration of Three Hundred Thousand Dollars ($300,000.00).  The Purchase Agreement also provided that the Company would enter into a share exchange agreement with EarthSearch.

On January 15, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with EarthSearch Communications International, Inc. (“EarthSearch”), pursuant to which the Company agreed to issue 35,000,000 shares of the Company’s restricted common stock to the shareholders of EarthSearch.  On April 2, 2010, EarthSearch consummated all obligations under the Share Exchange Agreement.  In accordance with the terms and provisions of the Share Exchange Agreement, the Company acquired 93.49% of the issued and outstanding common stock of EarthSearch.  As a result of the execution and closing of the Purchase Agreement and Share Exchange Agreement, our principal business became the business of EarthSearch (the “Share Exchange”).  The Board passed a resolution electing the new Board members and appointing new management of the Company and effectively resigning as their last order of business.

The Share Exchange is being accounted for as an acquisition and recapitalization.  EarthSearch is the acquirer for accounting purposes and, consequently, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements herein are those of EarthSearch.  The accumulated deficit of EarthSearch was also carried forward after the acquisition.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

EarthSearch was founded in November 2003 as a Georgia corporation.  The company subsequently re-incorporated in Delaware on July 8, 2005.  The operations of its former wholly-owned subsidiary, EarthSearch Localizacao de Veiculos, Ltda in Brazil, were discontinued during 2007.

On December 31, 2010, the Company acquired 1,800,000 additional shares of EarthSearch from a non-controlling shareholder in exchange for 439,024 shares of the Company’s common stock.  As of June 30, 2011, the Company owns 94.66% of the issued and outstanding stock of EarthSearch.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required in annual financial statements.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows.  The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited consolidated financial statements should be read in conjunction with our 2010 annual consolidated financial statements included in our Form 10-K, filed with the SEC on April 15, 2011.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $11,260,118 at June 30, 2011, a net loss and net cash used in operations of $478,199 and $187,530, respectively, for the six months ended June 30, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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
June 30, 2011
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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2011 and December 31, 2010, respectively, the Company had no cash equivalents.

Accounts Receivable

The Company grants unsecured credit to commercial and governmental customers in the United States and abroad.  Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense was $0 and $0 for the three months ended June 30, 2011 and 2010, respectively.  At June 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $0 and $0, respectively.

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

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
 (unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Depreciation expense was $2,771 and $4,447 for the three months ended June 30, 2011 and 2010, respectively, and $5,832 and $8,082 for the six months ended June 30, 2011 and 2010, respectively.

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

Research and Development Costs

The Company accounts for research and development costs in accordance with ASC 730 “Research and Development”.  ASC 730 requires that research and development costs be charged to expense when incurred.  Research and development costs charged to expense were $0 and $20,146 for the three months ended June 30, 2011 and 2010, respectively, and $0 and $79,534 for the six months ended June 30, 2011 and 2010, respectively.

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

The Company capitalized no research and development costs in the six months ended June 30, 2011 and 2010, respectively.  The Company recorded amortization expense of $37,033 and $53,389 for the three months ended June 30, 2011 and 2010, respectively, and $74,067 and $106,778 for the six months ended June 30, 2011 and 2010, respectively.  Accumulated amortization was $622,123 and $548,056 at June 30, 2011 and December 31, 2010, respectively.

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

The three broad levels defined by FASB ASC 820 hierarchy are as follows:

●	Level 1 – quoted prices for identical assets or liabilities in active markets.
●	Level 2 – pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date.
●	Level 3 – valuations derived from methods in which one or more significant inputs or significant value drivers are unobservable in the markets.

These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
 (unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

significant judgments.  Changes in such judgments could have a material impact on fair value estimates.  In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes.  Changes in economic conditions may also dramatically affect the estimated fair values.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, accounts payable and accrued expenses and accrued compensation. The fair value of the Company’s loans payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

The Company has not granted any stock options as of June 30, 2011.

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

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
 (unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of June 30, 2011.

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Dilutive loss per share has not been presented because as of June 30, 2011 and 2010, respectively, there were no common share equivalents outstanding.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company operates in only one operating segment as of June 30, 2011.

Accounting Standards Codification

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on September 15, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2011 through the date these financial statements were issued.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
 (unaudited)

Note 3 – Loans Payable

Loans payable at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010

Unsecured $450,000 note payable to Azfar Haque, which bears interest at 9% per annum and was originally due June 15, 2008. The note is currently in default. Accrued interest is equal to $133,055 and $112,805 respectively.	$533,055	$562,805

Unsecured $80,000 note payable to Rainmaker Global, Inc. which bears interest at 30% per annum and was originally due December 31, 2009. The note is currently in default. Accrued interest is equal to $42,125 and $30,125 respectively.	122,125	110,125

$55,000 convertible note payable to Charms Investments Inc., which bears interest at 10% per annum and was originally due April 15, 2010. The due date of the note has been extended to December 31, 2011. Accrued interest is equal to $0 and $4,359, respectively.	-	20,891

$40,000 convertible note payable to Charms Investments Inc., which bears interest at 10% per annum and was originally due October 16, 2010. The due date of the note has been extended to December 31, 2011. Accrued interest is equal to $5,500 and $3,500, respectively.	16,391	43,500

Unsecured non-interest bearing note payable, due on demand, to Leonard Marella.	20,000	20,000

Unsecured non-interest bearing note payable, due on demand, to Steve Palmer.	8,000	8,000

Unsecured non-interest bearing note payable, due on demand, to Syed Ahmed.	7,000	7,000

Unsecured non-interest bearing note payable, due on demand, to Alina Farooq.	3,500	3,500

Unsecured non-interest bearing note payable, due on demand, to William Johnson.	17,506	17,506

Total	$727,577	$793,327

The Company accrued interest expense of $34,250 and $75,984 for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively, on the above loans.  Accrued interest is included in the loan balances.

The Company borrowed $0 and $376,931 during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.  The Company made no payments on the loans during the six months ended June 30, 2011 and the year ended December 31, 2010.  During the six months ended June 30, 2011, the Company converted $100,000 of loans payable into 7,000,000 shares of the Company’s common stock.  During the year ended December 31, 2010, the Company converted $157,093 of loans payable into 13,584,383 shares of the Company’s common stock.

All of the convertible notes held by Charms Investments Inc. are automatically convertible upon the Company receiving gross proceeds of at least $5,000,000 in a Qualified Equity Financing, as defined in the note agreement, at 80% of the share price sold in such Qualified Equity Financing.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
 (unaudited)

Note 4 – Related Parties

Loans payable – related parties at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010

Unsecured non-interest bearing note payable, due on demand, to Frank Russo, a Director of the Company.	$416,782	$422,006

Unsecured note payable to Edward Eppel, a Director of the Company, which bears interest at 10% per annum and is due on demand.	181,435	173,256

Unsecured non-interest bearing note payable, due on demand, to Anis Sherali, a Director of the Company.	82,000	-

Unsecured non-interest bearing convertible note payable to Kayode Aladesuyi, Chief Executive Officer and President, and was originally due July 30, 2010. The due date of the note has been extended to December 31, 2011.	42,086	81,512

Unsecured non-interest bearing note payable, due on demand, to Kayode Aladesuyi, Chief Executive Officer and President.	27,150	18,456

Total	$749,453	$695,230

Frank Russo, a Director of the Company, is a holder of an unsecured non-interest bearing note of the Company.  At December 31, 2009, $476,206 was due to Mr. Russo.  During the year ended December 31, 2010, Mr. Russo converted $60,000 of the note into 6,000,000 shares of the Company’s common stock (See Note 5 – Stockholders’ Deficit).  The Company borrowed $0 and $29,800 from and repaid $5,224 and $24,000 to Mr. Russo during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.

Edward Eppel, a Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum and at December 31, 2009, $126,400 was due to Mr. Eppel.  The Company borrowed $299 and $31,085 from Mr. Eppel during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.  $7,879 and $15,771 of interest was accrued and included in the loan balance for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.

On April 2, 2010, prior to the Stock Exchange, Anis Sherali, a Director of the Company, purchased 200,000 shares of the Company’s common stock for $5,000.  From April 2, 2010 through December 31, 2010 Mr. Sherali purchased 27,769,232 shares of the Company’s stock for $265,900.  During the six months ended June 30, 2011, the Company borrowed $119,500 from Mr. Sherali and issued a non-interest bearing note.  Also during the six months ended June 30, 2011, the Company converted $37,500 of the note to common stock and issued 4,055,556 shares to Mr. Sherali (see Note 5 – Stockholders’ Deficit).

On July 30, 2010, Charms Investments Inc. assigned its interest in their $174,425 convertible note to Mr. Aladesuyi. During the year ended December 31, 2010, the Company borrowed and additional $8,000 from and repaid $100,913 to Mr. Aladesuyi.  During the six months ended June 30, 2011, the Company repaid $39,426 to Mr. Aladesuyi.  The note is automatically convertible upon the Company receiving gross proceeds of at least $5,000,000 in a Qualified Equity Financing, as defined in the note agreement, at 80% of the share price sold in such Qualified Equity Financing.

Kayode Aladesuyi, the Company’s Chairman, Chief Executive Officer, and President, is the holder of an unsecured non-interest bearing note of the Company.  At December 31, 2009, the outstanding balance on the note was $2,000.  During the year ended December 31, 2010, the Company borrowed $170,937 from and repaid $154,481 to Mr. Aladesuyi. During the six months ended June 30, 2011, the Company borrowed $10,619 from and repaid $1,925 to Mr. Aladesuyi.

The Company issued 4,000,000 shares of its common stock to Mr. Aladesuyi for services during the years ended December 31, 2010 (see Note 5 – Stockholders’ Deficit).  During the six months ended June 30, 2011, the Company converted $230,000 of accrued salaries due to Mr. Aladesuyi to common stock and issued 32,857,143shares to Mr. Aladesuyi.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
 (unaudited)

Note 4 – Related Parties (Continued)

Andrea Rocha, Comptroller of the Company, is the wife of Kayode Aladesuyi.  Ms. Rocha was a holder of an unsecured non-interest bearing note of the Company.  At December 31, 2009, the outstanding balance on the note was $2,600.  During the year ended December 31, 2010, the Company repaid $2,600 to Ms. Rocha.  On December 31, 2010 the Company issued 1,900,000 shares of the Company’s common stock in exchange of salaries payable to Ms. Rocha of $19,159 (see Note 5 – Stockholders’ Deficit).

During the year ended December 31, 2010, the Company borrowed $25,000 from Valerie Aladesuyi, the former wife of Kayode Aladesuyi.  Also during the year ended December 31, 2010, Ms. Aladesuyi converted the $25,000 note into 2,500,000 shares of the Company’s common stock (see Note 5 – Stockholders’ Deficit).

During the six months ended June 30, 2011 and the year ended December 31, 2010, officers and shareholders of the Company contributed services having a fair market value of $0 and $347,846, respectively (see Note 5 – Stockholders’ Deficit).

Note 5 – Stockholders’ Deficit

Authorized Capital

On September 9, 2010, the Company’s Board of Directors authorized to increase the Company’s authorized Common Stock to 200 million (200,000,000) shares.

On September 17, 2010, the Company’s Board of Directors authorized a twenty-five million share common stock incentive plan (the “2010 Stock Incentive Plan”) for our management and consultants which were registered under a registration statement on Form S-8 on September 27, 2010.  As of June 30, 2011, no options have been granted under the plan.

On June 3, 2011 the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to increase the Company’s authorized capital stock to 500,000,000 shares, par value $0.001 per share, including (i) 480,000,000 shares of common stock, par value $0.001 per share and (ii) 20,000,000 shares of preferred stock, par value $0.001 per share.  The effective date of the Amendment is June 1, 2011.

Common Stock Issued for Cash

During the year ended December 31, 2010, the Company issued 46,515,149 shares of common stock in private placements for a total of $656,125 ($0.014 per share).

During the six months ended June 30, 2011, the Company issued 8,024,281 shares of common stock in private placements for a total of $103,000 ($0.013 per share).

Common Stock Issued in Conversion of Debt

During the year ended December 31, 2010, the Company issued 8,500,000 shares of common stock in the conversion of $85,000 of notes payable to related parties (see Note 4 – Related Parties) and 13,584,383 shares of common stock in the conversion of $157,093 of notes payable to unrelated parties (see Note 3 – Loans Payable).

During the six months ended June 30, 2011, the Company issued 4,055,556 shares of common stock in the conversion of $37,500 of notes payable to related parties (see Note 4 – Related Parties) and 7,000,000 shares of common stock in the conversion of $100,000 of notes payable to unrelated parties (see Note 3 – Loans Payable).

Stock Issued for Services

Prior to the Stock Exchange on April 2, 2010, the Company issued 4,000,000 shares of common stock for services, at par value of $0.01 per share, to Kayode Aladesuyi, the Company’s Chief Executive Officer, President and a Director of the Company, during the year ended December 31, 2010 (see Note 4 – Related Parties).  These values were based on the fair value of services rendered as the Company was not a publicly traded company and there was no established market for its shares.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
 (unaudited)

Note 5 – Stockholders’ Deficit (Continued)

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

During the six months ended June 30, 2011, the Company converted $230,000 of accrued salaries due to Mr. Aladesuyi to common stock and issued 32,857,143 shares to Mr. Aladesuyi, at a price of $0.007 per share based on the market value of the shares at the time of issuance.

During the six months ended June 30, 2011, the Company issued 357,143 shares to an unrelated party for conversion of an outstanding accounts payable of $2,500, at a price of $0.007 per share based on the market value of the shares at the time of issuance.

During the six months ended June 30, 2011, the Company issued 5,616,666 shares to unrelated parties for services, at an average price of $0.023 per share based on the market value of the shares at the time of issuance.

In-Kind Contribution of Services

During the six months ended June 30, 2011 and the year ended December 31, 2010, officers and directors of the Company contributed services having a fair market value of $0 and $347,846, respectively (see Note 4 – Related Parties).

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

The Company owns 94.66% of EarthSearch as of December 31, 2010 and June 30, 2011.

Note 6 – Income Taxes

No provisions were made for income taxes for the six months ended June 30, 2011 and 2010 as the Company had cumulative operating losses.  For the six months ended June 30, 2011 and 2010, the Company incurred net losses for tax purposes of $495,522 and $1,172,714, respectively.  The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
 (unaudited)

Note 6 – Income Taxes (Continued)

	For the Six Months Ended
	June 30,
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

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	June 30,	December 31,
	2011	2010
Deferred income tax assets:

Net operating loss carry forwards	$4,079,520	$3,920,540
Valuation allowance	(4,079,520)	(3,920,540)

Net deferred income tax assets	$-	$-

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $158,980 and $894,910 for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.

The Company has a net operating loss carryover of $11,998,578 to offset future income tax.  The net operating losses expire as follows:

December 31,
2024	$1,152,418
2025	1,917,800
2026	1,663,944
2027	1,475,037
2028	1,216,483
2029	1,473,225
2030	2,609,399
2031	490,272
$11,998,578

Note 7 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities in Atlanta, Georgia for $4,796 per month.  The original term of the lease was 38 months and expired on May 31, 2011.  The lease was extended to December 31, 2011.  At June 30, 2011, future minimum lease payments under the lease are $28,778 for 2011.

Rent expense was $32,641 and $30,956 for the six months ended June 30, 2011 and 2010, respectively.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
 (unaudited)

Note 8 – Subsequent Events

On July 1, 2011, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Southridge Partners II, LP (“Southridge”).  Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to Ten Million Dollars ($10,000,000) of our common stock over the course of twenty four (24) months commencing the effective date of the initial Registration Statement (as defined below) covering the Registrable Securities pursuant to the Equity Purchase Agreement. The put option price is ninety-two percent (92%) of the average of two lowest closing prices of any two applicable trading days during the five (5) trading day period preceding the date a put notice is delivered to Southridge in a manner provided by the Equity Purchase Agreement.

We are obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC’) to cover the Registrable Securities no later than forty-five (45) days after the execution of the Equity Purchase Agreement. The amount of the Registrable Securities required to be included in the initial Registration Statement shall be no less than 100% of the maximum amount of common stock permitted by the SEC to be included in a Registration Statement pursuant to Rule 415 (the “Rule 415 Amount”) promulgated under the Securities Act of 1933, as amended (the “Act”), and shall file additional Registration Statement(s) to register additional Rule 415 Amounts until all the Registrable Securities are registered.

In connection with the Equity Purchase Agreement, the Company paid Southridge a fee of six hundred thousand (600,000) shares of restricted common stock.

On July 1, 2011, the company issued a convertible promissory note to Southridge Partners II, LP for $25,000.  The note is due December 31, 2011, bears interest at 8% per annum, and is convertible into shares of the Company’s restricted common stock at a conversion price of 70% of the average of the two lowest bid prices during the five trading days immediately prior to the date of the conversion.

On July 4, 2011, the Company entered into a consulting agreement with Mindshare Holdings, Inc. (“Mindshare”).  Pursuant to the agreement, Mindshare will provide the Company with marketing and strategic business consulting services; assist the Company in investor relations, corporate image advertising, and public relations programs; design print and electronic materials for investor presentations; and introduce the Company to certain contacts in the financial sector.  The Company has issued 5 million (5,000,000) shares of restricted common stock as compensation for these services.  The term of the agreement is for 6 months.

On July 5, 2011, the Company issued a convertible promissory note to Mindshare Holdings, Inc. for $25,000.  The note is due January 5, 2012, bears interest at 8% per annum, and is convertible into shares of the Company’s restricted common stock at a conversion price of 65% of the average of the two lowest bid prices during the five trading days immediately prior to the date of the conversion.

On July 14, 2011, the Company issued 750,000 shares of its common stock for legal services.  These shares were issued under the 2010 Stock Incentive Plan dated September 17, 2010

For the period from July 1, 2011 through August 1, 2011, the Company issued 2,830,776 shares of its restricted common stock in private placements for a total of $52,800 ($0.019 per share).

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

Plan of Operation

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

Our internal research showed GPS solutions will become inadequate for business needs and the market would demand or require more sophisticated solutions for asset management, workforce optimization and security. RFID technology was growing at significant rate and a combination of both technologies was inevitable. Management seized the opportunity of the slow economy to develop the world’s first solution for continuous visibility of assets and become a global leader in offering such an integrated solution. We are also continuing to utilize the technology to provide other applications such as oil pipeline monitoring

We completed our product development in the first quarter of 2010, and began commercial beta tests in the summer of 2010. We officially launched our new business and product portfolio in 4th quarter of 2010. We immediately saw revenue growth as 60% of our 2010 revenue came in the 4th quarter of 2010. We outperformed our entire 2010 revenue levels in the 1st quarter of 2011 and we expect to continue to see significant increases in revenue throughout 2011. We are currently engaged in numerous pilot projects with several major organizations. We have also expanded our product offering into military logistics

As part of our growth strategy, we launched an aggressive sales network development program in the summer of 2010.  As of the end of the 2nd quarter 2011 we have more than 15 distribution partners in 5 geographic regions (Southeast, Asia, Africa, South and North America). We launched a new web site reflecting our new business, products and solutions. We launched our first commercial ecommerce site (www.shop.earthsearch.us) in the 2nd quarter of 2011.

Part of our strategy is to implement a merger and acquisition plan as a part of the 2011 growth strategy. We will focus on targeting those GPS firms with a concentration of clients with advanced supply chain solution needs. We will also seek joint venture opportunities where our technology will have significant impact on the success of the opportunities.

Results of Operations

For the Three Months Ended June 30, 2011 and 2010

Revenues

For the three months ended June 30, 2011, our revenue was $206,014, compared to $13,471 for the same period in 2010, representing an increase of 1,429%. This increase in revenue was directly attributable to the Company’s decision to change its business focus and product portfolio in 2010 from simply marketing GPS devices to developing full-fledged supply chain solutions which include RFID technologies, other supply chain and warehouse solutions, as well as the expansion of marketing activities to develop a global distribution network for its new product portfolios.  Management believes these changes will result in greater stability and long term growth for the Company.

Revenues are generated from three separate but related offerings, RFID/GPS product sales, consulting services, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $76,732 and $7,783 for the three months ended June 30, 2011 and 2010, respectively.  Revenues for consulting services were $116,000 for the three months ended June 30, 2011 compared to $600 for the three months ended June 30, 2010.  User fees were $13,281 and $5,088 for the three months ended June 30, 2011 and 2010, respectively.

Gross Profit

For the three months ended June 30, 2011, our gross profit was $87,682 compared to $200 for the same period in 2010. This increase in our gross profit resulted from the increase in revenue and the Company’s change in business focus and product portfolio previously discussed.

Selling, General and Administrative Expenses

For the three months ended June 30, 2011, selling, general and administrative expenses were $312,842 compared to $625,469 for the same period in 2010, a decrease of 50.0%. This decrease was primarily caused by accounting fees decreased from $28,655 to $3,797, payroll expenses decrease from $355,598 to $73,856, sales and marketing expenses decreased from $74,329 to $8,179, and amortization of research and development costs decreased from $53,389 to $37,033.

Net Loss

We generated a net loss of $240,589 for the three months ended June 30, 2011 compared to $606,365 for the same period in 2010, a decrease of 60.3%.  Interest expense was $21,938 and $24,579 for the three months ended June 30, 2011 and 2010, respectively.  Included in the net loss for the three months ended June 30, 2011 and 2010 was a gain on the disposal of assets of $0 and $1,260, respectively.  The loss for the three months ended June 30, 2011 and 2010 was reduced by non-controlling interests’ share of the net loss of EarthSearch of $6,509 and $42,223, respectively.

For the Six Months Ended June 30, 2011 and 2010

Revenues

For the six months ended June 30, 2011, our revenue was $370,092, compared to $22,574 for the same period in 2010, representing an increase of 1,539%. This increase in revenue was directly attributable to the Company’s decision to change its business focus and product portfolio in 2010 from simply marketing GPS devices to developing full-fledged supply chain solutions which include RFID technologies, other supply chain and warehouse solutions, as well as the expansion of marketing activities to develop a global distribution network for its new product portfolios.  Management believes these changes will result in greater stability and long term growth for the Company.

Revenues are generated from three separate but related offerings, RFID/GPS product sales, consulting services, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $169,630 and $8,749 for the six months ended June 30, 2011 and 2010, respectively.  Revenues for consulting services were $167,500 for the six months ended June 30, 2011 compared to $600 for the six months ended June 30, 2010.  User fees were $32,962 and $13,225 for the six months ended June 30, 2011 and 2010, respectively.

Gross Profit

For the six months ended June 30, 2011, our gross profit was $202,018 compared to $349 for the same period in 2010. This increase in our gross profit resulted from the increase in revenue and the Company’s change in business focus and product portfolio previously discussed.

Selling, General and Administrative Expenses

For the six months ended June 30, 2011, selling, general and administrative expenses were $653,157 compared to $1,105,972 for the same period in 2010, a decrease of 40.9%. This decrease was primarily caused by accounting fees decreased from $53,730 to $3,936, payroll expenses decrease from $641,731 to $256,721, sales and marketing expenses decreased from $85,028 to $15,060, and amortization of research and development costs decreased from $106,778 to $74,067.

Net Loss

We generated a net loss of $478,199 for the six months ended June 30, 2011 compared to $1,130,491 for the same period in 2010, a decrease of 57.7%.  Interest expense was $44,383 and $45,377 for the six months ended June 30, 2011 and 2010, respectively.  Included in the net loss for the six months ended June 30, 2011 and 2010 was a loss on the disposal of assets of $0 and $21,779, respectively.  The loss for the six months ended June 30, 2011 and 2010 was reduced by non-controlling interests’ share of the net loss of EarthSearch of $17,323 and $42,223, respectively.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2011 and 2010, we funded our operations through financing activities consisting of private placements of equity securities with outside investors and loans from related parties, while for the six months ended June 30, 2010 our funding also included loans from unrelated parties. Our principal use of funds during the six months ended June 30, 2011 and 2010 has been for working capital and general corporate expenses.

Liquidity and Capital Resources during the six months ended June 30, 2011 compared to the six months ended June 30, 2010

As of June 30, 2011, we had cash of $592 and a working capital deficit of $3,666,845.  The Company generated a negative cash flow from operations of $187,530 for the six months ended June 30, 2011 compared to cash used in operations of $561,668 for the six months ended June 30, 2010. The negative cash flow from operating activities for the six months ended June 30, 2011 is primarily attributable to the Company's net loss from operations of $495,522, offset by noncash depreciation and amortization of $79,890, stock issued for services of $131,250, accrued interest on loans payable of $42,129 and net cash from changes in operating assets and liabilities of $54,723.

The negative cash flow from operating activities for the six months ended June 30, 2010 is primarily attributable to the Company's net loss from operations of $1,172,714, offset by noncash depreciation and amortization of $114,860,, loss on disposal of assets of $21,779, stock issued for services of $40,000, in-kind contribution of services of 297,846, accrued interest on loans payable of $38,625 and net cash from changes in operating assets and liabilities of $97,936.

The decrease in investing activities is attributable the purchase of equipment of $5,791 during the six months ended June 30, 2010 while no purchases were made in 2011 and the proceeds received and payments of escrow deposits in the six months ended June 30, 2010.

Cash generated from our financing activities was $186,844 for the six months ended June 30, 2011, compared to $493,800 during the comparable period in 2010. This decrease was primarily attributed to the proceeds from the issuance of common stock, a decrease from $123,000 to $103,000, proceeds from loans payable to related parties, a decrease from $158,785 to $130,419, proceeds from loans payable to unrelated parties, a decrease from $321,425 to $0, offset by the repayments of loans payable to related parties, a decrease from $109,410 to $46,575.

We will require additional financing during the current fiscal year according to our planned growth activities. In July 2011, we received proceeds from the sale of 2,763,275 shares of our common stock of $52,800 and $50,000 from the issuance of convertible promissory notes.

On July 1, 2011, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Southridge.  Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to Ten Million Dollars ($10,000,000) of our common stock over the course of twenty four (24) months commencing the effective date of the initial Registration Statement (as defined below) covering the Registrable Securities pursuant to the Equity Purchase Agreement. The put option price is ninety-two percent (92%) of the average of two lowest closing prices of any two applicable trading days during the five (5) trading day period preceding the date a put notice is delivered to Southridge in a manner provided by the Equity Purchase Agreement.  We are obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC’) to cover the Registrable Securities no later than forty-five (45) days after the execution of the Equity Purchase Agreement.

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

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on April 15, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On April 4, 2011, pursuant to a stock purchase agreement, the Company issued 450,000 shares of the Company’s common stock to one investor for a purchase price of $10,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On April 22, 2011, pursuant to a stock purchase agreement, the Company issued 500,000 shares of the Company’s common stock to one investor for a purchase price of $5,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On April 25, 2011, pursuant to a stock purchase agreement, the Company issued 852,525 shares of the Company’s common stock to two investors for a purchase price of $15,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 2, 2011, the Company issued 150,000 shares of the Company’s common stock to a consultant for services rendered in the amount of $5,250.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 3, 2011, pursuant to a stock purchase agreement, the Company issued 350,000 shares of the Company’s common stock to one investor for a purchase price of $2,500.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 5, 2011, the Company issued 4,166,666 shares of the Company’s common stock to a consultant for services rendered in the amount of $100,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 12, 2011, pursuant to a subscription agreement, the Company issued 36,667 shares of the Company’s common stock to one shareholders for a purchase price of $5,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 19, 2011, pursuant to a stock purchase agreement, the Company issued 250,000 shares of the Company’s common stock to one investor for a purchase price of $5,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 9, 2011, pursuant to a stock purchase agreement, the Company issued 125,000 shares of the Company’s common stock to one investor for a purchase price of $3,750.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 10, 2011, pursuant to a stock purchase agreement, the Company issued 625,000 shares of the Company’s common stock to one investor for a purchase price of $3,750.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 14, 2011, the Company issued 800,000 shares of the Company’s common stock to a consultant for services rendered in the amount of $20,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 14, 2011, the Company issued 1,200,000 shares of the Company’s common stock, pursuant to a debt conversion notice delivered by one investor, in satisfaction of a $30,000 debt. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 17, 2011, pursuant to a stock purchase agreement, the Company issued 250,000 shares of the Company’s common stock to one investor for a purchase price of $7,500.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 27, 2011, pursuant to a stock purchase agreement, the Company issued 365,000 shares of the Company’s common stock to one investor for a purchase price of $3,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Other than disclosed above, there were no other unregistered sales of the Company’s equity securities during the quarter ended June 30, 2011, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.    Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

None.

Item 6.    Exhibits

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	By: /s/ Kayode Aladesuyi
Kayode Aladesuyi
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)