Form 10-Q
period 2011-09-30
EAST COAST DIVERSIFIED CORP
filed 2011-11-21
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-50356

EAST COAST DIVERSIFIED CORPORATION
(Exact Name of registrant as specified in its charter)

Nevada	55-0840109
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

120 Interstate North Parkway, Suite 445
Atlanta, Georgia 30339
(Address of principal executive offices)

(770) 953-4184
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

☐	Large Accelerated Filer	☐	Accelerated Filer

☐	Non-Accelerated Filer	☒	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of November 14, 2011, there were 240,274,519 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

East Coast Diversified Corporation and Subsidiary
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current assets
Cash	$8,345	$1,278
Accounts receivable, net	243,985	49,522
Inventory	37,093	51,618
Prepaid expenses	76,365	-
Total current assets	365,788	102,418

Property and equipment, net	7,914	15,309

Other assets
Capitalized research and development costs, net	13,910	92,613
Escrow deposits	8,127	25,000
Security deposits	4,521	4,521
Total other assets	26,558	122,134

Total assets	$400,260	$239,861

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Loans payable	$815,891	$793,327
Loans payable - related party	618,494	695,230
Accounts payable and accrued expenses	864,427	813,411
Accrued payroll and related liabilities	1,622,228	1,663,700
Total current liabilities	3,921,040	3,965,668

Other liabilities	-	-

Total liabilities	3,921,040	3,965,668

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 480,000,000 and 200,000,000 shares authorized, 197,076,989 and 110,953,778 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	197,077	110,954
Additional paid-in capital	8,127,391	7,176,106
Accumulated deficit	(11,587,976)	(10,781,919)
Total East Coast Diversified stockholders' deficit	(3,263,508)	(3,494,859)
Noncontrolling interest	(257,272)	(230,948)
Total stockholders' deficit	(3,520,780)	(3,725,807)

Total liabilities and stockholders' deficit	$400,260	$239,861

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenues:
Product sales	$20,027	$23,465	$189,657	$32,214
Consulting	62,720	1,301	230,220	1,901
User fees	10,444	7,600	43,406	20,825
Total revenues	93,191	32,366	463,283	54,940

Operating Expenses
Cost of revenues:
Product sales	14,121	2,925	100,960	15,845
Consulting	12,182	-	71,548	-
User fees	20,199	18,413	42,068	27,718
Selling, general and administative expense	319,157	690,829	972,314	1,796,801
Loss on disposal of assets	-	-	-	21,779

Total operating expenses	365,659	712,167	1,186,890	1,862,143

Loss from operations	(272,468)	(679,801)	(723,607)	(1,807,203)

Other income (expense)
Other income	-	-	-	65
Interest expense	(44,152)	(23,901)	(88,535)	(69,278)
Loss on conversion of debt	(20,239)	(63,750)	(20,239)	(63,750)
Total other income (expense)	(64,391)	(87,651)	(108,774)	(132,963)

Net loss before noncontrolling interests	(336,859)	(767,452)	(832,381)	(1,940,166)
Net loss attributable to noncontrolling interests	9,001	35,376	26,324	77,599

Net loss	$(327,858)	$(732,076)	$(806,057)	$(1,862,567)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outsanding during the period - basic and diluted	180,067,427	52,364,680	165,205,586	81,041,013
See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Stockholders' Deficit
For the Nine Months Ended September 30, 2011
(unaudited)

	Common stock		Additional			Total
			paid-in	Accumulated	Noncontrolling	stockholders'
	Shares	Amount	capital	deficit	interest	deficit

Balance, December 31, 2010	110,953,778	$110,954	$7,176,106	$(10,781,919)	$(230,948)	$(3,725,807)

Common shares issued for cash	13,188,390	13,188	156,062	-	-	169,250

Common shares issued for conversion of loans payable - related party	13,005,556	13,006	86,249	-	-	99,255

Common shares issued for conversion of loans payable	14,748,313	14,748	182,215	-	-	196,963

Common shares issued for conversion of accrued salaries to related party	32,857,143	32,857	197,143	-	-	230,000

Value of beneficial conversion feature of convertible notes payable	-	-	33,565	-	-	33,565

Common shares issued for conversion of accounts payable	357,143	357	2,143	-	-	2,500

Common shares issued for services	11,966,666	11,967	293,908			305,875

Net loss for the nine months ended September 30, 2011 (unaudited)				(806,057)	(26,324)	(832,381)

Balance, September 30, 2011 (unaudited)	197,076,989	$197,077	$8,127,391	$(11,587,976)	$(257,272)	$(3,520,780)

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

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net loss	$(806,057)	$(1,862,567)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(26,324)	(77,599)
Depreciation and amortization	86,098	156,260
Loss on conversion of debt	20,239	63,750
Loss on disposal of assets	-	21,866
Stock issued in lieu of cash compensation	-	128,000
Stock issued for services	239,625	-
In-kind contribution of services	-	347,846
Amortization of payment redemption premium as interest	7,683	-
Accretion of beneficial conversion feature on convertible notes payable as interest	13,535	-
Interest accrued on loans payable	63,237	57,875
Changes in operating assets and liabilities:
Accounts receivable, net	(194,463)	(9,547)
Inventory	14,525	(39,864)
Prepaid expenses	(173)	5,000
Supplier advances	-	16,817
Escrow deposits	16,873	-
Bank overdraft	-	(5,207)
Accounts payable and accrued expenses	52,476	49,613
Accrued payroll and related liabilities	188,528	281,764
Net cash used in operating activities	(324,198)	(865,993)

Cash flows from investing activities:
Capital expenditures	-	(6,760)
Cash received in reverse merger	-	6
Proceeds received for reimbursement of escrow deposits	-	220,000
Payments of escrow deposits	-	(145,000)
Net cash from investing activities	-	68,246

Cash flows from financing activities:
Proceeds from issuance of common stock	169,250	369,925
Proceeds from loans payable	113,072	376,932
Proceeds from loans payable - related party	154,919	217,367
Repayments of loans payable - related party	(105,976)	(167,082)
Net cash from financing activities	331,265	797,142

Net increase (decrease) in cash	7,067	(605)

Cash at beginning of period	1,278	766

Cash at end of period	$8,345	$161

See accompanying notes to consolidated financial statements.
   continued

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Cash Flows (Continued)
(unaudited)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Supplemental disclosure of cash flow information:

Cash paid for interest	$4,080	$11,403

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Issuance of 14,748,313 and 500,000 shares of common stock in conversion of loans payable	$138,478	$26,250

Issuance of 13,055,556 and 6,000,000 shares of common stock in conversion of loans payable - related party, resepctively	$137,500	$60,000

Payment redemption premiums on convertible notes payable	$17,625	$-

Beneficial conversion feature of convertible notes payable	$33,565	$-

Issuance of 357,143 shares of common stock in conversion of accounts payable	$2,500	$-

Issuance of 32,857,143 shares of common stock in conversion of accrued salaries to related party	$230,000	$-

Reduction of 95,848,349 shares of common stock in stock exchange	$-	$(1,387,429)

Recognition of noncontrolling interest at date of stock exchange	$-	$(171,656)

See accompanying notes to consolidated financial statements.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern

Organization

EarthSearch Communications International, Inc. (“EarthSearch”) was founded in November 2003 as a Georgia corporation. The company subsequently re-incorporated in Delaware on July 8, 2005. The operations of its former wholly-owned subsidiary, EarthSearch Localizacao de Veiculos, Ltda in Brazil, were discontinued during 2007.

On December 18, 2009, East Coast Diversified Corporation's (“ECDC” or the “Company”) former principal stockholders, Frank Rovito, Aaron Goldstein and Green Energy Partners, LLC (collectively the “Sellers”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with Kayode Aladesuyi (the “Buyer”), pursuant to which the Sellers beneficial owners of an aggregate of 6,997,150 shares of the Company's common stock (the “Sellers' Shares”), agreed to sell and transfer the Sellers' Shares to the Buyer for an aggregate of Three Hundred Thousand Dollars ($300,000.00). The Purchase Agreement also provided that the Company would enter into a share exchange agreement with EarthSearch.

On January 15, 2010, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with EarthSearch, pursuant to which the Company agreed to issue 35,000,000 shares of the Company's restricted common stock to the shareholders of EarthSearch. On April 2, 2010, EarthSearch consummated all obligations under the Share Exchange Agreement. In accordance with the terms and provisions of the Share Exchange Agreement, the Company acquired 93.49% of the issued and outstanding common stock of EarthSearch. As a result of the Purchase Agreement and Share Exchange Agreement, our principal business became the business of EarthSearch. The Board of Directors of the Company (the “Board”) passed a resolution electing the new members of the Board and appointing new management of the Company and effectively resigning as their last order of business.

The Share Exchange is being accounted for us as an acquisition and recapitalization. EarthSearch is the acquirer for accounting purposes and, consequently, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements herein are those of EarthSearch. The accumulated deficit of EarthSearch was also carried forward after the acquisition.

On December 31, 2010, the Company acquired 1,800,000 additional shares of EarthSearch from a non-controlling shareholder in exchange for 439,024 shares of the Company's common stock. As of December 31, 2010, the Company owns 94.66% of the issued and outstanding stock of EarthSearch.

Nature of Operations

The Company has created an integration of Radio Frequency Identification technology (“RFID”) and GPS technology and is an international provider of supply chain management solutions offering real-time visibility in the supply chain with integrated RFID/GPS and other telemetry products.  These solutions help businesses worldwide to increase asset management, provide safety and security, increase productivity, and deliver real-time visibility of the supply chain through automation.

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

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $11,587,976 at September 30, 2011, a net loss and net cash used in operations of $806,057 and $324,198, respectively, for the nine months ended September 30, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate revenues, and continue to raise additional investment capital.  No assurance can be given that the Company will be successful in these efforts.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans will afford the Company the opportunity to continue as a going concern.

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

Reclassifications

Certain items on the 2010 consolidated statement of operations and statement of cash flows have been reclassified to conform to the current period presentation.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2011 and December 31, 2010, respectively, the Company had no cash equivalents.

Accounts Receivable

The Company grants unsecured credit to commercial and governmental customers in the United States and abroad.  Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense was $0 and $0 for the three and nine months ended September 30, 2011 and 2010, respectively.  At September 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $0 and $0, respectively.

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

Depreciation expense was $1,563 and $4,367 for the three months ended September 30, 2011 and 2010, respectively, and $7,395 and $12,449 for the nine months ended September 30, 2011 and 2010, respectively.

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

Research and Development Costs

The Company accounts for research and development costs in accordance with ASC 730 “Research and Development”.  ASC 730 requires that research and development costs be charged to expense when incurred.  Research and development costs charged to expense were $37,142 and $173,272 for the three months ended September 30, 2011 and 2010, respectively, and $37,142 and $252,816 for the nine months ended September 30, 2011 and 2010, respectively.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
 (unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Research and Development Costs (Continued)

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

The Company capitalized no research and development costs in the nine months ended September 30, 2011 and 2010, respectively.  The Company recorded amortization expense of $4,636 and $37,034 for the three months ended September 30, 2011 and 2010, respectively, and $78,703 and $143,812 for the nine months ended September 30, 2011 and 2010, respectively.  Accumulated amortization was $626,759 and $548,056 at September 30, 2011 and December 31, 2010, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, accounts payable and accrued expenses and accrued compensation. The fair value of the Company’s loans payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
 (unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company generates revenue through three processes: (1) Sale of its RFID/GPS products, (2) Fees for consulting services provided to its customers, and (3) Service Fees for the use of its advanced web based asset management platform.

●	Revenue for RFID/GPS products is recognized when shipments are made to customers. The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer.
●	Revenue for consulting services is recognized when the services have been performed.
●	Revenue for service fees is recognized ratably over the term of the use agreement.

Stock-Based Compensation

The Company accounts for Employee Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in shareholders' equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

The Company has not granted any stock options as of September 30, 2011.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of September 30, 2011.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
 (unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

As of September 30, 2011 and 2010, there were $16,391 and $307,675, respectively, of convertible notes payable and $4,518 and $0, respectively, of convertible notes payable to related parties which are convertible upon the Company receiving gross proceeds of at least $5,000,000 in a Qualified Equity Financing, as defined in the note agreement, at 80% of the share price sold in such Qualified Equity Financing.  However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of net loss per share.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company operates in only one operating segment as of September 30, 2011.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards to date had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2011 through the date these financial statements were issued.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
 (unaudited)

Note 3 – Loans Payable

Loans payable at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Unsecured $450,000 note payable to Azfar Haque, which bears interest at 9% per annum and was originally due June 15, 2008. The note is currently in default. On September 19, 2011, $25,000 of this note was transferred to Southridge Partners II, LP. Accrued interest is equal to $143,180 and $112,805 respectively.	$518,180	$562,805

Unsecured $80,000 note payable to Rainmaker Global, Inc. which bears interest at 30% per annum and was originally due December 31, 2009. The note is currently in default. Accrued interest is equal to $48,125 and $30,125 respectively.	128,125	110,125

$55,000 convertible note payable to Charms Investments Inc., which bears interest at 10% per annum and was originally due April 15, 2010. The due date of the note has been extended to December 31, 2011. Accrued interest is equal to $0 and $4,359, respectively.	-	20,891

$40,000 convertible note payable to Charms Investments Inc., which bears interest at 10% per annum and was originally due October 16, 2010. The due date of the note has been extended to December 31, 2011. Accrued interest is equal to $5,500 and $3,500, respectively.	16,391	43,500

Unsecured non-interest bearing note payable, due on demand, to Leonard Marella.	20,000	20,000

Unsecured non-interest bearing note payable, due on demand, to Steve Palmer.	8,000	8,000

Unsecured non-interest bearing note payable, due on demand, to Syed Ahmed.	7,000	7,000

Unsecured non-interest bearing note payable, due on demand, to Alina Farooq.	3,500	3,500

Unsecured non-interest bearing note payable, due on demand, to William Johnson.	-	17,506

Unsecured non-interest bearing note payable, due on demand, to Robert Saidel.	13,500	-

Unsecured non-interest bearing note payable, due on demand, to Michael Johnstone.	2,100	-

Unsecured non-interest bearing note payable, due on demand, to Michael Carbone, Sr.	9,000	-

Unsecured $25,000 convertible note payable to Mindshare Holdings, Inc., which bears interest at 8% per annum and due January 5, 2012. The note includes a redemption premium of $7,500 and is discounted for its beneficial conversion feature of $13,508.	25,379	-

Unsecured $25,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due January 5, 2012. The note includes a redemption premium of $7,500 and is discounted for its beneficial conversion feature of $10,634.	26,894	-

Unsecured $17,500 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due February 1, 2012. The note includes a redemption premium of $2,625 and is discounted for its beneficial conversion feature of $9,423.	12,822	-

Unsecured $25,000 note payable to Southridge Partners II, LP which was transferred from Azfar Haque on September 19, 2011. The note bears interest at 9% per annum and was originally due June 15, 2008. The note is currently in default.	25,000	-

Total	$815,891	$793,327

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
 (unaudited)

Note 3 – Loans Payable (Continued)

The Company accrued interest expense of $50,375 and $75,984 for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively, on the above loans.  Accrued interest is included in the loan balances.

The Company borrowed $113,072 and $376,931 during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.  The Company made no payments on the loans during the nine months ended September 30, 2011 and the year ended December 31, 2010.  During the nine months ended September 30, 2011, the Company converted $138,478 of loans payable into 14,748,313 shares of the Company’s common stock.  During the year ended December 31, 2010, the Company converted $157,093 of loans payable into 13,584,383 shares of the Company’s common stock.

All of the convertible notes held by Charms Investments Inc. are automatically convertible upon the Company receiving gross proceeds of at least $5,000,000 in a Qualified Equity Financing, as defined in the note agreement, at 80% of the share price sold in such Qualified Equity Financing.

On July 5, 2011, the Company issued a $25,000 unsecured convertible promissory note to Mindshare Holdings, Inc.  The note bears interest at 8% per annum, is due January 5, 2012, and is convertible at a 35% discount to the average of the two low closing bid prices during the five day period prior to the conversion date.  The note includes a redemption premium of $7,500 which is being amortized as interest expense over the term of the loan.  The note is discounted by the value of its beneficial conversion feature of $13,508, of which, $6,387 has been accreted as interest expense for the nine months ended September 30, 2011.  The outstanding balance of the loan at September 30, 2011 is $25,379.

On July 5, 2011, the Company issued a $25,000 unsecured convertible promissory note to Southridge Partners II LP.  The note bears interest at 8% per annum, is due January 5, 2012, and is convertible at a 30% discount to the average of the two low closing bid prices during the five day period prior to the conversion date.  The note includes a redemption premium of $7,500 which is being amortized as interest expense over the term of the loan.  The note is discounted by the value of its beneficial conversion feature of $10,634, of which, $5,028 has been accreted as interest expense for the nine months ended September 30, 2011.  The outstanding balance of the loan at September 30, 2011 is $26,894.

On August 25, 2011, the Company issued a $17,500 unsecured convertible promissory note to Southridge Partners II LP.  The note bears interest at 5% per annum, is due January 5, 2012, and is convertible at a 35% discount to the average of the two low closing bid prices during the five day period prior to the conversion date.  The note includes a redemption premium of $2,625 which is being amortized as interest expense over the term of the loan.  The note is discounted by the value of its beneficial conversion feature of $9,423, of which, $2,120 has been accreted as interest expense for the nine months ended September 30, 2011.  The outstanding balance of the loan at September 30, 2011 is $12,822.

On September 9, 2011, Azfar Hague transferred $25,000 of the $450,000 note payable to him to Southridge Partners II LP per a Securities Transfer Agreement between the two parties.  The note bears interest at 9% per annum and is currently in default.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
 (unaudited)

Note 4 – Related Parties

Loans payable – related parties at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Unsecured non-interest bearing note payable, due on demand, to Frank Russo, a Director of the Company.	$411,599	$422,006
Unsecured note payable to Edward Eppel, a Director of the Company, which bears interest at 10% per annum and is due on demand. Accrued interest is equal to $11,821 and $0, respectively.	185,377	173,256
Unsecured non-interest bearing note payable, due on demand, to Anis Sherali, a Director of the Company.	17,000	-
Unsecured non-interest bearing convertible note payable to Kayode Aladesuyi, Chief Executive Officer and President, and was originally due July 30, 2010. The due date of the note has been extended to December 31, 2011.	4,518	81,512
Unsecured non-interest bearing note payable, due on demand, to Kayode Aladesuyi, Chief Executive Officer and President.	-	18,456

Total	$618,494	$695,230

Frank Russo, a Director of the Company, is a holder of an unsecured non-interest bearing note of the Company.  At December 31, 2009, $476,206 was due to Mr. Russo.  During the year ended December 31, 2010, Mr. Russo converted $60,000 of the note into 6,000,000 shares of the Company’s common stock (See Note 5 – Stockholders’ Deficit).  The Company borrowed $0 and $29,800 from and repaid $10,407 and $24,000 to Mr. Russo during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.

Edward Eppel, a Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum.  At December 31, 2009, $126,400 was due to Mr. Eppel.  The Company borrowed $299 and $31,085 from Mr. Eppel during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.  $11,821 and $15,771 of interest was accrued and included in the loan balance for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.

On April 2, 2010, prior to the Share Exchange, Anis Sherali, a Director of the Company, purchased 200,000 shares of the Company’s common stock for $5,000.  From April 2, 2010 through December 31, 2010 Mr. Sherali purchased 27,769,232 shares of the Company’s stock for $265,900.  During the nine months ended September 30, 2011, the Company borrowed $144,000 from Mr. Sherali and issued a non-interest bearing note.  Also during the nine months ended September 30, 2011, the Company converted $127,000 of the note to common stock and issued 13,005,556 shares to Mr. Sherali (see Note 5 – Stockholders’ Deficit).

On July 30, 2010, Charms Investments Inc. (“Charms”) assigned its interest in their $174,425 convertible note to Mr. Aladesuyi. During the year ended December 31, 2010, the Company borrowed and additional $8,000 from and repaid $100,913 to Mr. Aladesuyi.  During the nine months ended September 30, 2011, the Company repaid $66,494 to Mr. Aladesuyi.  Also during the nine months ended September 30, 2011, Mr. Aladesuyi sold and assigned interest in $10,500 of the note to Charms and the Company converted the $10,500 of the note to common stock and issued 2,200,000 shares to Charms (see Note 5 – Stockholders’ Deficit).  The note is automatically convertible upon the Company receiving gross proceeds of at least $5,000,000 in a Qualified Equity Financing, as defined in the note agreement, at 80% of the share price sold in such Qualified Equity Financing.

Kayode Aladesuyi, the Company’s Chairman, Chief Executive Officer, and President, is the holder of an unsecured non-interest bearing note of the Company.  At December 31, 2009, the outstanding balance on the note was $2,000.  During the year ended December 31, 2010, the Company borrowed $170,937 from and repaid $154,481 to Mr. Aladesuyi. During the nine months ended September 30, 2011, the Company borrowed $10,619 from and repaid $29,075 to Mr. Aladesuyi.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
 (unaudited)

Note 4 – Related Parties (Continued)

The Company issued 4,000,000 shares of its common stock to Mr. Aladesuyi for services during the years ended December 31, 2010 (see Note 5 – Stockholders’ Deficit).  During the nine months ended September 30, 2011, the Company converted $230,000 of accrued salaries due to Mr. Aladesuyi to common stock and issued 32,857,143 shares to Mr. Aladesuyi.

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

During the nine months ended September 30, 2011 and the year ended December 31, 2010, officers and shareholders of the Company contributed services having a fair market value of $0 and $347,846, respectively (see Note 5 – Stockholders’ Deficit).

Note 5 – Stockholders’ Deficit

Authorized Capital

On September 9, 2010, the Board authorized the increase of the Company’s authorized Common Stock from seventy five million (75,000,000) to two hundred million (200,000,000) shares.

On September 17, 2010, the Board authorized the creation of a common stock incentive plan (the “2010 Stock Incentive Plan”) for our management and consultants.  The Company registered twenty five million (25,000,000) shares of its common stock pursuant to the 2010 Stock Incentive Plan on Form S-8 filed with the Commission on September 27, 2010.  As of September 30, 2011, no options have been granted under the plan.

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

During the nine months ended September 30, 2011, the Company issued 13,188,390 shares of common stock in private placements for a total of $169,250 ($0.013 per share).

Common Stock Issued in Conversion of Debt

During the year ended December 31, 2010, the Company issued 8,500,000 shares of common stock in the conversion of $85,000 of notes payable to related parties (see Note 4 – Related Parties) and 13,584,383 shares of common stock in the conversion of $157,093 of notes payable to unrelated parties (see Note 3 – Loans Payable).

During the nine months ended September 30, 2011, the Company issued 13,005,556 shares of common stock in the conversion of $127,000 of notes payable to related parties (see Note 4 – Related Parties) and 14,748,313 shares of common stock in the conversion of $138,478 of notes payable to unrelated parties (see Note 3 – Loans Payable).

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
 (unaudited)

Note 5 – Stockholders’ Deficit (Continued)

Stock Issued for Services

Prior to the Share Exchange on April 2, 2010, the Company issued 4,000,000 shares of common stock for services, at par value of $0.01 per share, to Kayode Aladesuyi, the Company’s Chief Executive Officer, President and a Director of the Company, during the year ended December 31, 2010 (see Note 4 – Related Parties).  These values were based on the fair value of services rendered as the Company was not a publicly traded company and there was no established market for its shares.

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

During the nine months ended September 30, 2011, the Company converted $230,000 of accrued salaries due to Mr. Aladesuyi to common stock and issued 32,857,143 shares to Mr. Aladesuyi, at a price of $0.007 per share based on the market value of the shares at the time of issuance.

During the nine months ended September 30, 2011, the Company issued 357,143 shares to an unrelated party for conversion of an outstanding accounts payable of $2,500, at a price of $0.007 per share based on the market value of the shares at the time of issuance.

During the nine months ended September 30, 2011, the Company issued 11,966,666 shares to unrelated parties for services, at an average price of $0.026 per share based on the market value of the shares at the time of issuance.

In-Kind Contribution of Services

During the nine months ended September 30, 2011 and the year ended December 31, 2010, officers and directors of the Company contributed services having a fair market value of $0 and $347,846, respectively (see Note 4 – Related Parties).

Acquisition of Noncontrolling Interest in EarthSearch Communications

On December 31, 2010, the Company issued 439,024 shares of its common stock to a noncontrolling shareholder of its subsidiary, EarthSearch Communications International, Inc. (“EarthSearch”), for 1,800,000 shares of EarthSearch’s common stock.  The shares were valued at the market price of $0.006 at December 31, 2010 and resulted in a loss on the acquisition of $55,849 as follows:

Value of shares issued in exchange (439,024 shares at $0.006 per share)	$2,634
Fair value of non-controlling interest acquired	(53,215)

Loss on acquisition of non-controlling interest	$55,849

The Company owns 94.66% of EarthSearch as of December 31, 2010 and September 30, 2011.

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
 (unaudited)

Note 6 – Income Taxes

No provisions were made for income taxes for the nine months ended September 30, 2011 and 2010 as the Company had cumulative operating losses.  For the nine months ended September 30, 2011 and 2010, the Company incurred net losses for tax purposes of $832,381 and $1,940,166, respectively.  The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Nine Months Ended September 30,
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

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	September 30, 2011	December 31, 2010
Deferred income tax assets:

Net operating loss carry forwards	$4,195,830	$3,920,540
Valuation allowance	(4,195,830)	(3,920,540)

Net deferred income tax assets	$-	$-

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $275,290 and $894,910 for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.

The Company has a net operating loss carryover of $12,340,687 at September 30, 2011 to offset future income tax.  The net operating losses expire as follows:

December 31,
2024	$1,152,418
2025	1,917,800
2026	1,663,944
2027	1,475,037
2028	1,216,483
2029	1,473,225
2030	2,609,399
2031	832,381
$12,340,687

East Cost Diversified Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
 (unaudited)

Note 7 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities in Atlanta, Georgia for $4,796 per month.  The original term of the lease was 38 months and expired on May 31, 2011.  The lease was extended to December 31, 2011.  At September 30, 2011, future minimum lease payments under the lease are $14,388 for 2011.

Rent expense was $49,005 and $47,201 for the nine months ended September 30, 2011 and 2010, respectively.

Note 8 – Subsequent Events

On October 12, 2011, the company issued a convertible promissory note to First Trust Management for $16,290.  The note is due July 12, 2012, bears interest at 7% per annum, and is convertible into shares of the Company’s common stock at a conversion price of 67% of the average of the two lowest bid prices during the five trading days immediately prior to the date of the conversion.

On October 17 2011 the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to change the par value of its 20,000,000 shares of preferred stock from a par value of $0.001 per share to $0.002 per share.  Additionally, the preferred stock has both conversion rights to common stock and voting rights at a ratio of 20 to 1.

On October 23, 2011, (the “Execution Date”) Company entered into an a share exchange agreement (the “Rogue Paper Share Exchange Agreement”) with Rogue Paper, Inc., a California corporation (“Rogue Paper”) and certain shareholders of Rogue Paper (the “Rogue Paper Shareholders”).

Pursuant to the Rogue Paper Share Exchange Agreement, the Company shall acquire fifty-one percent (51%) of the issued and outstanding shares of common stock of Rogue Paper (the “Rogue Paper Common Shares”) in exchange for two million five hundred thousand (2,500,000) shares of the Company’s preferred stock, par value $0.002 per share (the “Preferred Shares”).  No sooner than twelve months from the Execution Date, the Preferred Shares shall be convertible, at the option of the holder of such shares, into an aggregate of fifty million (50,000,000) shares of the Company’s common stock.

Commencing six months from the Execution Date, both the Company and the holders of the Preferred Shares shall have the option to redeem any portion of such holders Preferred Shares for cash, at a price of sixty cents ($0.60) per share.  Commencing twenty four (24) months from the Execution Date, holders of the remaining forty-nine percent (49%) of Rogue Paper Common Shares, have the option to have such shares redeemed by the Company for cash, at a price of $0.03 per share.  Furthermore, the Company shall purchase up to an additional one million ($1,000,000) of Rogue Paper Common Shares, in intervals to be determined, over the course of the next twelve months following the Execution Date.

On October 28, 2011, the Company issued 1,375,000 shares of its preferred stock to Frank Russo, a director of the Company, in lieu of accrued compensation of $125,000 for the year ended December 31, 2010 while he was an employee of the Company.

On October 28, 2011, the Company issued 4,285,715 shares of its preferred stock to Kayode Aladesuyi, the Chief Executive Officer and a director of the Company, as compensation for past services at EarthSearch for the years 2003 through 2009.  Additionally, another 1,428,571 shares of preferred stock were issued to Mr. Aladesuyi as payment for an initial license fee for the assignment of certain patents transferred to the Company by Mr. Aladesuyi.

On November 2, 2011, the company issued a convertible promissory note to Azfar Haque for $32,500.  The note is due May 28, 2012, bears interest at 9% per annum, and is convertible into shares of the Company’s common stock at the market price of the Company’s stock at the date of the conversion.

On November 11, 2011, the company issued a convertible promissory note to William Johnson for $12,000.  The note is due January 11, 2012, bears interest at 7% per annum, and is convertible into shares of the Company’s common stock at a conversion price of 70% of the then current market price of the Company’s common stock at the date of the conversion.

For the period from October 1, 2011 through November 14, 2011, the Company issued 10,527,778 shares of its common stock in private placements for a total of $46,450 ($0.004 per share).

For the period from October 1, 2011 through November 14, 2011, the Company issued 32,669,752 shares of its common stock in conversion of loans payable in the amount of $132,891.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by East Coast Diversified Corporation from time to time with the U.S. Securities and Exchange Commission contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made.  These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

Plan of Operation

EarthSearch International Communications, Inc., ("EarthSearch") based in Atlanta, Georgia, has created an integration of RFID and GPS technology. EarthSearch is an international provider of supply chain management solutions offering real-time visibility in the supply chain with integrated RFID/GPS and other telemetry products.  These solutions help businesses worldwide to increase asset management, provide safety and security, increase productivity, and deliver real-time visibility of the supply chain through automation.

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

Based on our internal research, the board and management made the decision to change the business focus and product portfolio. We concluded that simply offering GPS devices, which we believed would become a commodity, exposed the company and its shareholders to potential failure. We accelerated Research and Development operations and began the development of wireless communication between GPS and RFID devices. We shut down most of our commercial operations due to the economic conditions and expanded Research and Development.

Our internal research showed GPS solutions will become inadequate for business needs and the market would demand or require more sophisticated solutions for asset management, workforce optimization and security. RFID technology was growing at a significant rate and a combination of both technologies was inevitable. Management seized the opportunity of the slow economy to develop a solution for continuous visibility of assets in offering such an integrated solution. We are also continuing to utilize the technology to provide other applications such as oil pipeline monitoring

We completed our product development in the first quarter of 2010, and began commercial beta tests in the summer of 2010. We officially launched our new business and product portfolio in fourth quarter of 2010. We immediately saw revenue growth as 60% of our 2010 revenue came in the fourth quarter of 2010. We outperformed our entire 2010 revenue levels in the first quarter of 2011 and we expect to continue to see significant increases in revenue throughout 2011. We are currently engaged in numerous pilot projects with several organizations. We have also expanded our product offering into military logistics

As part of our growth strategy, we launched an aggressive sales network development program in the summer of 2010.  As of the end of the second quarter 2011 we have more than 15 distribution partners in 5 geographic regions (Southeast, Asia, Africa, South and North America). We launched a new web site reflecting our new business, products and solutions. We launched our first commercial ecommerce site (www.shop.earthsearch.us) in the second quarter of 2011.

Part of our strategy is to implement a merger and acquisition plan as a part of our 2011 growth strategy. We will focus on targeting those GPS firms with a concentration of clients with advanced supply chain solution needs. We will also seek joint venture opportunities where our technology will have significant impact on the success of such ventures.

Results of Operations

For the Three Months Ended September 30, 2011 and 2010

Revenues

For the three months ended September 30, 2011, our revenue was $93,191, compared to $32,366 for the same period in 2010, representing an increase of 188%. This increase in revenue was directly attributable to the Company’s decision to change its business focus and product portfolio in 2010, from simply marketing GPS devices to developing full-fledged supply chain solutions which include RFID technologies, other supply chain and warehouse solutions and the expansion of marketing activities to develop a global distribution network for its new product portfolios.  Management believes these changes will result in greater stability and long term growth for the Company.

Revenues are generated from three separate but related offerings, RFID/GPS product sales, consulting services, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $20,027 and $23,465 for the three months ended September 30, 2011 and 2010, respectively.  Revenues for consulting services were $62,720 for the three months ended September 30, 2011 as compared to $1,301 for the three months ended September 30, 2010.  User fees were $10,444 and $7,600 for the three months ended September 30, 2011 and 2010, respectively.

Operating Expenses

For the three months ended September 30, 2011, operating expenses were $365,659 compared to $712,167 for the same period in 2010, a decrease of 48.7%. This decrease was primarily caused by payroll expenses decreased from $381,192 to $89,600, research and development costs decreased from $173,282 to $37,142, and amortization of research and development costs decreased from $37,034 to $4,637, offset by an increase in cost of revenue of $25,164.  The increase of cost of revenue is directly attributable to the increase in revenues for the three months ended September 30, 2011.

Net Loss

We generated a net loss before noncontrolling interests of $336,859 for the three months ended September 30, 2011, compared to $767,452 for the same period in 2010, a decrease of 56.1%.  Interest expense was $44,152 and $23,901 for the three months ended September 30, 2011 and 2010, respectively.  Included in the net loss for the three months ended September 30, 2011 and 2010 was a loss on the conversion of notes payable of $20,239 and $63,750, respectively.  The loss for the three months ended September 30, 2011 and 2010 was reduced by non-controlling interests’ share of the net loss of EarthSearch of $9,001 and $35,376, respectively.

For the Nine Months Ended September 30, 2011 and 2010

Revenues

For the nine months ended September 30, 2011, our revenue was $463,283 compared to $54,940 for the same period in 2010, representing an increase of 743%. This increase in revenue was directly attributable to the Company’s decision to change its business focus and product portfolio in 2010, from simply marketing GPS devices to developing full-fledged supply chain solutions which include RFID technologies, other supply chain and warehouse solutions, as well as the expansion of marketing activities to develop a global distribution network for its new product portfolios.  Management believes these changes will result in greater stability and long term growth for the Company.

Revenues are generated from three separate but related offerings, RFID/GPS product sales, consulting services, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $189,657 and $32,214 for the nine months ended September 30, 2011 and 2010, respectively.  Revenues for consulting services were $230,220 for the nine months ended September 30, 2011, compared to $1,901 for the nine months ended September 30, 2010.  User fees were $43,406 and $20,825 for the nine months ended September 30, 2011 and 2010, respectively.

Operating Expenses

For the nine months ended September 30, 2011, operating expenses were $1,186,890 compared to $1,862,143 for the same period in 2010, a decrease of 36.36%. This decrease was primarily caused by accounting fees decreased from $66,013 to $17,087, payroll expenses decrease from $1,022,923 to $346,321, sales and marketing expenses decreased from $99,918 to $41,606, research and development costs decreased from $252,816 to $37,142, and amortization of research and development costs decreased from $143,812 to $78,704, offset by an increase in cost of revenue of $171,012.  The increase of cost of revenue is directly attributable to the increase in revenues for the nine months ended September 30, 2011.

Net Loss

We generated a net loss before noncontrolling interests of $832,381 for the nine months ended September 30, 2011 compared to $1,940,166 for the same period in 2010, a decrease of 57.1%.  Interest expense was $88,535 and $69,278 for the nine months ended September 30, 2011 and 2010, respectively.  Included in the net loss for the nine months ended September 30, 2011 and 2010 was a loss on the conversion of notes payable of $20,239 and $63,750, respectively.  The loss for the nine months ended September 30, 2011 and 2010 was reduced by non-controlling interests’ share of the net loss of EarthSearch of $26,324 and $77,599, respectively.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2011 and 2010, we funded our operations through financing activities consisting of private placements of equity securities with outside investors and loans from related and unrelated parties. Our principal use of funds during the nine months ended September 30, 2011 and 2010 has been for working capital and general corporate expenses.

Liquidity and Capital Resources during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

As of September 30, 2011, we had cash of $8,345 and a working capital deficit of $3,555,252.  The Company generated a negative cash flow from operations of $324,198 for the nine months ended September 30, 2011, as compared to cash used in operations of $865,993 for the nine months ended September 30, 2010. The negative cash flow from operating activities for the nine months ended September 30, 2011 is primarily attributable to the Company's net loss from operations of $806,057, offset by noncash depreciation and amortization of $86,098, stock issued for services of $239,625, accrued interest on loans payable of $63,237, accretion of beneficial conversion feature on notes payable of $13,535, amortization of payment redemption premium of $7,683, loss on conversion of notes payable of $20,239 and net cash from changes in operating assets and liabilities of $77,766, offset by noncontrolling interests in the loss of EarthSearch of $26,324.

The negative cash flow from operating activities for the nine months ended September 30, 2010 is primarily attributable to the Company's net loss from operations of $1,862,567, offset by noncash depreciation and amortization of $156,260, loss on disposal of assets of $21,866, stock compensation of $128,000, in-kind contribution of services of 347,846, accrued interest on loans payable of $57,875, loss on conversion of notes payable of $63,750 and net cash from changes in operating assets and liabilities of $298,576, offset by noncontrolling interests in the loss of EarthSearch of $77,599.

The decrease in investing activities is attributable to the purchase of equipment of $6,760 during the nine months ended September 30, 2010, while no purchases were made in 2011 and the proceeds received and payments of escrow deposits in the nine months ended September 30, 2010.

Cash generated from our financing activities was $331,265 for the nine months ended September 30, 2011, compared to $797,142 during the comparable period in 2010. This decrease was primarily attributed to the proceeds from the issuance of common stock, a decrease from $369,925 to $169,250, proceeds from loans payable to related parties, a decrease from $217,367 to $154,919, proceeds from loans payable to unrelated parties, a decrease from $376,932 to $113,072, offset by the repayments of loans payable to related parties, a decrease from $167,082 to $105,976.

We will require additional financing during the current fiscal year according to our planned growth activities. During the period from October 1, 2011 to November 14, 2011, we received proceeds from the sale of 10,527,778 shares of our common stock of $46,450 and $66,790 from the issuance of convertible promissory notes.

On July 1, 2011, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Southridge Partners II, LP (“Southridge”).  Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to Ten Million Dollars ($10,000,000) of our common stock over the course of twenty four (24) months commencing the effective date of the initial Registration Statement (as defined below) covering the Registrable Securities pursuant to the Equity Purchase Agreement. For each share of our common stock purchased under the Agreement, Southridge will pay ninety-five percent (92%) of the average of the lowest closing bid price of our common stock in any two trading days, consecutive or inconsecutive, of the five consecutive trading day period (the “Valuation Period”) commencing the date a put notice (the “Put Notice”) is delivered to Southridge in a manner provided by the Equity Purchase Agreement. Subject to certain limitations and floor price reductions, the Company may, at its sole discretion, issue a Put Notice to Southridge and Southridge will then be irrevocably bound to acquire such shares.  To date, the Company has not completed the registration process and therefore is unable to put shares under the Equity Purchase Agreement.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the consolidated financial statements for the year ended December 31, 2010, regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this conclusion by our independent auditors.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide information under this item.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on this evaluation, the PEO and PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

We believe that there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on April 15, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 6, 2011, pursuant to a stock purchase agreement, the Company issued 1,277,777 shares of the Company’s common stock to two investors for a purchase price of $22,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 14, 2011, pursuant to a stock purchase agreement, the Company issued 213,889 shares of the Company’s common stock to two investors for a purchase price of $7,700.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 18, 2011, pursuant to a stock purchase agreement, the Company issued 277,777 shares of the Company’s common stock to one investor for a purchase price of $7,500.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 18, 2011, the Company issued 5,000,000 shares of the Company’s common stock to a consultant for services rendered in the amount of $137,500.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 18, 2011, the Company issued 750,000 shares of the Company’s common stock to a consultant for services rendered in the amount of $20,625.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 18, 2011, the Company issued 600,000 shares of the Company’s common stock to a consultant for services rendered in the amount of $16,500.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 25, 2011, pursuant to a stock purchase agreement, the Company issued 400,000 shares of the Company’s common stock to one investor for a purchase price of $5,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 28, 2011, pursuant to a stock purchase agreement, the Company issued 328,000 shares of the Company’s common stock to one investor for a purchase price of $4,100.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 29, 2011, pursuant to a stock purchase agreement, the Company issued 333,333 shares of the Company’s common stock to one investor for a purchase price of $4,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 5, 2011, pursuant to a stock purchase agreement, the Company issued 300,000 shares of the Company’s common stock to one investor for a purchase price of $1,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 8, 2011, pursuant to a stock purchase agreement, the Company issued 500,000 shares of the Company’s common stock to two investors for a purchase price of $4,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 15, 2011, pursuant to a stock purchase agreement, the Company issued 100,000 shares of the Company’s common stock to one investor for a purchase price of $1,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 22, 2011, pursuant to a stock purchase agreement, the Company issued 600,000 shares of the Company’s common stock to one investor for a purchase price of $4,950.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 14, 2011, pursuant to a stock purchase agreement, the Company issued 833,333 shares of the Company’s common stock to one investor for a purchase price of $5,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended September 30, 2011.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Share Exchange Agreement, dated October 23, 2011, by and between the Company and Rogue Paper, Inc. *

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2011	By:	/s/ Kayode Aladesuyi
Kayode Aladesuyi
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)