Form 10-Q/A
period 2011-09-30
EAST COAST DIVERSIFIED CORP
filed 2011-12-27
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
FORM 10-Q/A

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

Explanatory Paragraph

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the period ended September 30, 2011, is to correct a the XBRL statement on the cover page.

No other changes have been made to the Form 10-Q other than the one described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filings date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 27, 2011	By:	/s/ Kayode Aladesuyi
Kayode Aladesuyi
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

30