Form 10-K/A
period 2010-12-31
EAST COAST DIVERSIFIED CORP
filed 2012-02-14
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”), as filed with the Securities and Exchange Commission on April 15, 2011, is being filed in response to comments from the Securities and Exchange  Commission, to eliminate the presentation of Gross Profit from our statements of operations and disclose on the face of our statements of operations a separate line item for each of our revenue sources, with corresponding separate cost of revenue line items within a statement of operations category for operating expenses. This Amendment has no effect on our operations, cash flows or liquidity, nor effects our financial position as stated in the Form 10-K.

This Form 10-K/A should be read in conjunction with the original Form 10-K, which continues to speak as of the date of the Form 10-K. Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

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

Revenues are generated from three separate but related offerings, RFID/GPS product sales, consulting services, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $76,984 and $68,580 for the years ended December 31, 2010 and 2009, respectively.  Revenues for consulting services were $21,757 for the year ended December 31, 2010 as compared to $30,000 for the year ended December 31, 2009.  User fees were $30,507 and $48,613 for the years ended December 30, 2010 and 2009, respectively.

Operating Expenses

For the year ended December 31, 2010, operating expenses were $2,508,156 compared to $1,570,391 for the same period in 2009, an increase of 59.7%.

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

The increase of cost of revenue is attributable to the increased costs of our advanced web based asset management platform and various pilot projects started in the 4th quarter of 2010.

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

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Operations

	For the Year Ended December 31,
	2010	2009

Revenues:
Product sales	$76,984	$68,580
Consulting	21,757	30,000
User fees	30,507	48,613

Total revenues	129,248	147,193

Operating expenses:
Cost of revenues:
Product sales	41,085	21,252
Consulting	1,901	-
User fees	38,587	38,070
Selling, general and administrative expenses	2,404,804	1,498,889
Loss on disposal of assets	21,779	12,180

Total operating expenses	2,508,156	1,570,391

Loss from operations	(2,378,908)	(1,423,198)

Other income (expense)
Other income	65	-
Interest expense	(108,550)	(50,027)
Loss on conversion of debt	(66,157)	-
Loss on acquisition of non-controlling interest	(55,849)	-
Total other income (expense)	(230,491)	(50,027)

Net loss before noncontrolling interests	(2,609,399)	(1,473,225)
Net loss attributable to noncontrolling interests	112,507	-

Net loss	$(2,496,892)	$(1,473,225)

Net loss per share - basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares oustanding during the period - basic and diluted	77,118,976	98,358,696

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

With the participation of the Chief Executive Officer and Interim Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2010, the Company’s internal controls over financial reporting were not effective.  in. Specifically, management identified the following material weaknesses at December 31, 2010:

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

/s/ Kayode Aladesuyi	February 13, 2012
Malcolm Stevens, Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive and Principal Financial Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kayode Aladesuyi	February 13, 2012
Kayode Aladesuyi, Director	Date

/s/ Frank Russo.	February 13, 2012
Frank Russo, Director	Date

/s/ Anis D. Sherali	February 13, 2012
Anis D. Sherali, Director	Date

/s/ Edward Eppel	February 13, 2012
Edward Eppel, Director	Date