Form 10-Q/A
period 2011-03-31
EAST COAST DIVERSIFIED CORP
filed 2012-02-14
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 11, 2011, is being filed in response to comments from the Securities and Exchange  Commission, to eliminate the presentation of Gross Profit from our statements of operations and disclose on the face of our statements of operations a separate line item for each of our revenue sources, with corresponding separate cost of revenue line items within a statement of operations category for operating expenses. This Amendment has no effect on our operations, cash flows or liquidity, nor effects our financial position as stated in the Form 10-Q.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

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

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Revenues:
Product sales	$92,897	$966
Consulting	51,500	-
User fees	19,681	8,137

Total revenues	164,078	9,103

Operating expenses:
Cost of revenues:
Product sales	41,023	1,495
Consulting	-	-
User fees	8,719	7,459
Selling, general and administrative expenses	340,315	480,503
Loss on disposal of assets	-	23,039

Total operating expenses	390,057	512,496

Loss from operations	(225,979)	(503,393)

Other income (expense)
Other income	-	65
Interest expense	(22,445)	(20,798)
Total other income (expense)	(22,445)	(20,733)

Net loss before noncontrolling interests	(248,424)	(524,126)
Net loss attributable to noncontrolling interests	10,814	-

Net loss	$(237,610)	$(524,126)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares oustanding during the period - basic and diluted	151,361,187	142,372,640

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

Operating Expenses

For the three months ended March 31, 2011, operating expenses were $390,057 compared to $512,496 for the same period in 2010, a decrease of 23.9%.

For the three months ended March 31, 2011, selling, general and administrative expenses were $340,315 compared to $479,439 for the same period in 2010, a decrease of 29.0%. This decrease was primarily caused by accounting fees decreased from $25,075 to $139, payroll expenses decrease from $286,133 to $182,865, and amortization of research and development costs decreased from $53,389 to $37,034.  Loss on the disposal of assets of $0 and $23,039 for the three months ended March 31, 2011 and 2010, respectively.

The increase of cost of revenue is attributable to the increase in revenues for the three months ended March 31, 2011.

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

Date: February 13, 2012	By: /s/ Kayode Aladesuyi
Kayode Aladesuyi
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial Officer)