Form 10-Q/A
period 2011-06-30
EAST COAST DIVERSIFIED CORP
filed 2012-02-14
CIK 1256540

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 15, 2011, is being filed in response to comments from the Securities and Exchange  Commission, to eliminate the presentation of Gross Profit from our statements of operations and disclose on the face of our statements of operations a separate line item for each of our revenue sources, with corresponding separate cost of revenue line items within a statement of operations category for operating expenses. This Amendment has no effect on our operations, cash flows or liquidity, nor effects our financial position as stated in the Form 10-Q.

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

East Coast Diversified Corporation and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenues:
Product sales	$76,733	$7,783	$169,630	$8,749
Consulting	116,000	600	167,500	600
User fees	13,281	5,088	32,962	13,225
Total revenues	206,014	13,471	370,092	22,574

Operating Expenses
Cost of revenues:
Product sales	45,816	11,425	86,839	12,920
Consulting	59,366	-	59,366	-
User fees	13,150	1,846	21,869	9,305
Selling, general and administative expense	312,842	625,469	653,157	1,105,972
(Gain) loss on disposal of assets	-	(1,260)	-	21,779

Total operating expenses	431,174	637,480	821,231	1,149,976

Loss from operations	(225,160)	(624,009)	(451,139)	(1,127,402)

Other income (expense)
Other income	-	-	-	65
Interest expense	(21,938)	(24,579)	(44,383)	(45,377)
Total other income (expense)	(21,938)	(24,579)	(44,383)	(45,312)

Net loss before noncontrolling interests	(247,098)	(648,588)	(495,522)	(1,172,714)
Net loss attributable to noncontrolling interests	6,509	42,223	17,323	42,223

Net loss	$(240,589)	$(606,365)	$(478,199)	$(1,130,491)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outsanding during the period -basic and diluted	163,872,692	49,374,818	157,651,502	95,616,829

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

Operating Expenses

For the three months ended June 30, 2011, operating expenses were $431,174 compared to $637,480 for the same period in 2010, a decrease of 32.4%.

For the three months ended June 30, 2011, selling, general and administrative expenses were $312,842 compared to $625,469 for the same period in 2010, a decrease of 50.0%. This decrease was primarily caused by accounting fees decreased from $28,655 to $3,797, payroll expenses decrease from $355,598 to $73,856, sales and marketing expenses decreased from $74,329 to $8,179, and amortization of research and development costs decreased from $53,389 to $37,033.   Gain on the disposal of assets of $0 and $1,260 for the three months ended June 30, 2011 and 2010, respectively.

The increase of cost of revenue is attributable to the increase in revenues for the three months ended June 30, 2011.

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

Operating Expenses

For the six months ended June 30, 2011, operating expenses were $821,231 compared to $1,149,976 for the same period in 2010, a decrease of 28.6%.

For the six months ended June 30, 2011, selling, general and administrative expenses were $653,157 compared to $1,105,972 for the same period in 2010, a decrease of 40.9%. This decrease was primarily caused by accounting fees decreased from $53,730 to $3,936, payroll expenses decrease from $641,731 to $256,721, sales and marketing expenses decreased from $85,028 to $15,060, and amortization of research and development costs decreased from $106,778 to $74,067.   Loss on the disposal of assets of $0 and $21,779 for the six months ended June 30, 2011 and 2010, respectively.

The increase of cost of revenue is attributable to the increase in revenues for the six months ended June 30, 2011.

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