Form 10-K
period 2011-12-31
EAST COAST DIVERSIFIED CORP
filed 2012-04-16
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50302

EAST COAST DIVERSIFIED CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	55-0840109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Franklin Court, Suite H
Marietta, Georgia 30067
(Address of principal executive offices)

(770) 953-4184
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on a closing price of $0.0199 on June 30, 2011 was approximately $1,437,200. As of April 11, 2012, the registrant had 447,974,560 shares of its common stock, par value $0.001, outstanding.

Documents Incorporated By Reference: None.

FORWARD LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

Item 1.  Business.

Background

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

On October 23, 2011, the Company acquired Rogue Paper, Inc., a California corporation (“Rogue Paper”). Rogue Paper was founded in February 2010 and has developed a proprietary Audience Engagement Platform for media companies to interact with their television audiences via a secondary device, such as a tablet, PC or smart phone. The technology is the integration of a social media platform with entertainment technology. Rogue Paper licenses and provides private label brands to its media clients. Rogue Paper continues to improve and expand the application of its technology, including the collection of audience data behavior patterns and content interest that will become part of its service offering to media clients and other companies looking to increase interactivity and engagement around their content via a second screen or mobile device.

StudentConnect is one of our most recent divisions utilizing GPS technology to enhance the safety of student bus riders. Our ability to create a social application that will enhance user experience will improve the success of this technology and Rogue Paper can play a significant role in helping us achieve this objective.  It is our objective to support the management of Rogue Paper implements its business plan and strategies, including acquisitions, to enhance Rogue Paper's growth.

The addition of Rogue Paper to the Company’s current operations is a strategic approach to continuing innovation of our business and diversification of the business portfolio. The Company plans to add experienced management with an extensive background in social media to its management team in the near future.

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

Our internal research showed GPS solutions will become inadequate for business needs and the market would demand or require more sophisticated solutions for asset management, workforce optimization and security. RFID technology was growing at significant rate and a combination of both technologies was inevitable. Management seized the opportunity of the slow economy to develop the world’s first solution for continuous visibility of assets and become a global leader in offering such an integrated solution. We are also continuing to utilize the technology to provide other applications such as oil pipeline monitoring

We completed our product development in the first quarter of 2010, and began commercial beta tests in the summer of 2010. We officially launched our new business and product portfolio in 4 th  quarter of 2010. We immediately saw revenue growth as 60% of our 2010 revenue came in the 4 th  quarter of 2010. We expect to outperform our entire 2010 revenue levels in the 1 st  quarter of 2011 and we expect to continue to see significant increases in revenue throughout 2011. We are currently engaged in numerous pilot projects with several major organizations. We have also expanded our product offering into military logistics

As part of our growth strategy, we launched an aggressive sales network development program in the summer of 2010.  As of the end of the 1st  quarter 2011 we have more than 15 distribution partners in 5 geographic regions (Southeast, Asia, Africa, South and North America). We launched a new web site reflecting our new business, products and solutions. We will launch our first commercial ecommerce site in the 2nd  quarter of 2011.

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

Trademarks

The Company plans to register multiple trademarks with the USPTO. They are LogiBoxx, GATIS, TrailerSeal, RFSeal, and MobileMANAGER.

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

For our standard GPS or RFID solution, some of our competitors are much larger with better resources than us. Our objective is to focus on those areas where we have the greatest competitive advantage in the market. Most of our smaller competitors globally are becoming resellers for our product. More than 70% of our current partners and distributors are former competitors to our GPS offering and now offer our integrated GPS/RFID solution to their customers

Rogue Paper, Inc.

On October 23, 2011, the Company acquired Rogue Paper, Inc., a California corporation (“Rogue Paper”). Rogue Paper was founded in February 2010 and has developed a proprietary Audience Engagement Platform for media companies to interact with their television audiences via a secondary device, such as a tablet, PC or smart phone. The technology is the integration of a social media platform with entertainment technology. Rogue Paper licenses and provides private label brands to its media clients. Rogue Paper continues to improve and expand the application of its technology, including the collection of audience data behavior patterns and content interest that will become part of its service offering to media clients and other companies looking to increase interactivity and engagement around their content via a second screen or mobile device.

Based in San Francisco, California and New York City, Rogue Paper is one of the first social TV platforms in market, creating category-leading and award winning social TV experiences such as MTV WatchWith and VH1 Co-Star. For those services Rogue Paper provided an end-to-end development experience from product concept, visual and interaction design, to application development for tablets and smartphones, as well as the social TV platform that powers the application experience.

In mid-2011, Rogue Paper’s founders and board made a decision to move from providing highly customized front-end solutions to providing the total solution out-of-the-box for media companies, and a core platform for developing in order to expand and reach more media companies and users.

This shift in strategy required creating two divisions, a professional services division for the front-end development and custom engagements for media clients and a platform R&D unit. The Platform R&D unit is focused on creating a core platform for new clients and providing access to our core functionality to third-party developers who are interested in adding social TV interactions to their existing applications. These two divisions will allow Rogue Paper to reach the greatest number of users across the most media properties. Aggregating users and understanding how users interact with television provides for compelling business, new revenue opportunities, and allows Rogue Paper to continue to innovate in the social TV market.

Products and Services

TV Tune-In is one of the world’s first social TV platform that allows media companies to develop branded iPhone, iPad  and Android applications for television shows and channels. TV Tune-In is Rogue Paper’s proprietary platform, designed to provide a feature-rich Audience Engagement Platform to media and entertainment companies. Whether a viewer engages with a second screen via smartphone, tablet or desktop, TV Tune-In is the ideal white-label solution. It allows broadcasters to quickly onboard television properties and content producers to engage viewers through timed content, curated social commentary and other customized interactions.

These applications aim to attract fans to interact around live viewing of their favorite show, event, or sports team. Users can actively comment, message on Twitter or Facebook and Like their favorite show, chat with friends, play trivia, watch exclusive video content, photos and more. As users interact with the application, they can earn rewards such as virtual badges. TV Tune-In also has the ability to time-shift interactions and commentary in case you aren't watching a show live.

Rogue Paper’s TV Tune-In solution aggregates social commentary from social networks and delivers real-time, individually-curated message stream utilizing services like Facebook and Twitter.

We engage our customers from strategic planning to implementation to make the customer's desired interactive solution a reality. Rogue Paper’s professional services team engages in an iterative, user-centered design process to design world-class user experiences. Our goal is to understand the user and engage in primary research to fully understand the target audience and how they want to interact with the television properties.

Trademarks

The Company registered TV Tune-In trademarks with the United States Patent and Trademark Office.

Competition

There are numerous platforms direct-to-consumer platforms providing experiences that compete with TV broadcasters for viewer mindshare.  Several other companies, such as Into Now and Miso, can be considered direct competitors to Rogue Paper and have more access to capital.  However, we believe that utilizing the Rogue Paper technology in various social medial platforms, as well within our own business divisions, will provide Rogue Paper with more deployment opportunities and a greater potential for growth.

Employees

As of December 31, 2011, we had 15 full-time employees and ]1 full-time consultants.

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

Item 1A. Risk Factors.

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects.  The risks and uncertainties described below are not the only ones facing the Company.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  The occurrence of any of the following risks could harm our business, financial condition or results of operations.

Risks Related To Our Business

THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditor’s report in our 2011 consolidated financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing concern. Because obtaining investment capital in not certain, or that our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. Currently, our liabilities are greater than our assets. Our ability to meet our operating needs depends in large part on our ability to secure third party financing. We cannot provide any assurances that we will be able to obtain financing. See “December 31, 2011 Audited Consolidated Financial Statements.”

WE HAVE SUSTAINED RECURRING LOSSES SINCE INCEPTION AND EXPECT TO INCUR ADDITIONAL LOSSES IN THE FORESEEABLE FUTURE.

Our main operating subsidiary was formed in November 2003 and has reported annual net losses since inception. For our fiscal years ended December 31, 2011 and 2010, we experienced losses of $2,316,173, $2,496,892, respectively. As of December 31, 2011 we had an accumulated deficit of $13,098,092. In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

WE DO NOT HAVE SUBSTANTIAL CASH RESOURCES AND IF WE CANNOT RAISE ADDITIONAL FUNDS OR GENERATE MORE REVENUES, WE WILL NOT BE ABLE TO PAY OUR VENDORS AND WILL PROBABLY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

As of December 31, 2011 our available cash balance was $53,519. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. We estimate that it will require an additional $1,000,000 to pay our outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to enter into, and be paid under, contracts with merchants to provide our products to their customers. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

THE LIMITED HISTORY OF OUR BUSINESS MAKES IT DIFFICULT TO EVALUATE AN INVESTMENT IN OUR COMPANY.
Due to the early stage of our development, limited financial and other historical data is available for investors to evaluate whether we will be able to fulfill our business strategy and plans, including whether we will be able to achieve sales growth or meet our sales objectives. Further, financial and other limitations may force us to modify, alter, or significantly delay the implementation of such plans. Our anticipated investments include, but are not limited to, information systems, sales and marketing, research and development, distribution and fulfillment, customer support and administrative infrastructure. We may incur substantial losses in the future, making it extremely difficult to implement our business plans and strategies and sustain our then current level of operations. Furthermore, no assurances can be given that our strategy will result in an improvement in operating results or that our operations will become profitable.

OUR BUSINESS MODEL IS UNPROVEN AND MAY ULTIMATELY PROVE TO BE COMMERCIALLY UNVIABLE.

Because of our limited history of operations, we are unable to predict whether our business model will prove to be viable, whether the actual demand we anticipate for our products and services will materialize, whether demand for our products and services will materialize at the prices we expect to charge, or whether current or future revenue streams and/or pricing levels will be sustainable. There can be no assurances we will be able to achieve or sustain such revenue streams and/or pricing levels, the results of which could have a material, adverse effect on our business, financial condition and results of operations. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control, including, among other things, the risks described herein. Our likelihood of success must be considered in light of the problems, expenses, complications, delays, and disruptions typically encountered in forming a new management team, hiring and training new employees, expanding into new markets, application of GPS, telematics and wireless technology still in its infancy and the competitive environment in which we intend to operate.

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

OUR SIGNIFICANT INTERNATIONAL SALES MAKE US SUSECUPIBLE TO A VARIETY OF CURRENCY, GOVERNMENTAL AND BUSINESS CUSTOM RISKS.

Sales to customers outside the United States in Kenya, Nigeria and Tanzania represented 80% of our revenue for the twelve months ended December 31, 2011. We expect that our international business will continue to account for a significant portion of our future revenue. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore less competitive in foreign markets. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on our future revenue and our results of operations.

WE ARE DEPENDENT ON KAYODE ALADESUYI. OUR FAILURE TO RETAIN MR. ALADESUYI AND/OR ATTRACT NEW HIGHLY QUALIFIED MEMBERS TO OUR COMPANY’S MANAGEMENT TEAM WOULD ADVERSELY AFFECT OUR ABILITY TO GROW OR REMAIN IN OPERATION.

Our success to date has largely been attributable to the skills and efforts of Kayode Aladesuyi, our Chief Executive Officer, President and Treasurer. Our growth and profitability will depend on our ability to strengthen our leadership infrastructure by recruiting and retaining qualified, experienced executive personnel. Competition in our industry for executive-level personnel is fierce, and there can be no assurance that we will be able to hire and retain other highly skilled executive employees, or that we can do so on economically feasible or desirable terms. The loss of Mr. Aladesuyi or our inability to hire and retain other such executives would have a material adverse effect on our business, financial condition and results of operations. In addition, the other members of our management team do not have substantial, if any, experience in the telematics industry.

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

The effects of the global financial crisis and resulting economic downturn include, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy has entered into or may enter into a further prolonged recessionary period.

This financial crisis has adversely affected and may continue to materially adversely affect our customers’ access to capital and/or willingness to spend capital on our products, and/or their levels of cash liquidity and/or their ability and/or willingness to pay for products that they will order or have already ordered from us, or result in their ceasing operations. Further, we have experienced an increasing number of our customers, principally in emerging markets, requesting longer payment terms, lease or vendor financing arrangements, longer terms for the letters of credit securing purchases of our products, which could potentially negatively impact our orders, revenue conversion cycle, and cash flows.

In seeking to reduce their expenses, we have also seen significant pressure from our customers to lower prices for our products as they try to improve their operating performance within their reduced budget levels. To the extent that we lower prices on our products and services, our orders, revenues, and gross margins may be negatively impacted. Additionally, certain emerging markets are particularly sensitive to pricing as a key differentiator. Where price is a primary decision driver, we may not be able to affectively compete or we may chose not to compete due to unacceptable margins.

The potential effects of these economic factors are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

IF WE ARE NOT SUCCESSFUL IN THE CONTINUED DEVELOPMENT, INTRODUCTION, OR TIMELY MANUFACTURE OF NEW PRODUCTS, DEMAND FOR OUR PRODUCTS AND SERVICES COULD DECREASE SUBSTANTIALLY.

We expect that a significant portion of our future revenue will be derived from sales of newly introduced products and services. The market for our products and services is characterized by rapidly changing technology, evolving industry standards, and changes in customer needs. Specifically, the GPS, telematics, and wireless industries are experiencing significant technological change and advancement, and the industry in which we operate may coalesce in support of one or more particular advanced technologies that our company does not possess. If we fail to modify or improve our products and services in response to changes in technology, industry standards or customer needs, our products and services could rapidly become less competitive or obsolete. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance for such products. However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance.

If we are unable to successfully develop and introduce competitive new products and services, and enhance our existing products and services, our future results of operations would be adversely affected. Our pursuit of necessary technology may require substantial time and expense, and we may need to license new technologies to respond to technological change. These licenses may not be available, desirable or contain acceptable terms. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success. We may experience delays in shipping certain of our products and, whether due to manufacturing delays, lack of market acceptance, delays in regulatory approval, or otherwise, they could have a material adverse effect on our business, financial condition and results of operations.

WE WILL DERIVE A SIGNIFICANT PORTION OF OUR REVENUES FROM SALES OUTSIDE THE UNITED STATES, AND NUMEROUS FACTORS RELATED TO INTERNATIONAL BUSINESS ACTIVITIES WILL SUBJECT US TO RISKS THAT COULD, AMONG OTHER THINGS, AFFECT THE DEMAND FOR OUR PRODUCTS, NEGATIVELY AFFECTING OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

Part of our strategy will involve the pursuit of growth opportunities in a number of foreign markets. If we are not able to maintain or increase international market demand for our products, services and technologies, then we may not be able to achieve our financial goals.

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

During the last fiscal year, more than 60% of our revenue was from international partners who were purchasing initial products as part of their partnership program. Our partnership program is a white label program that allow us to brand our technology and software for our partners. We customize the technology (hardware and software) under their corporate brand, makes software modifications and changes to meet the individual local culture. Currently, 50% of our revenue now comes from the domestic market and the other 50% from foreign markets. We generate approximately 60% of our revenue from emerging markets in Africa and Middle East and SE. Asia. Some of the countries where we have generated significant portion of our revenue include Kenya, Tanzania, Nigeria, UAE, Indonesia, Turkey and Vietnam. Approximately 30% of our first fiscal quarter revenue came from Nigeria while approximately 50% of our revenue in the second fiscal quarter came from Kenya and Tanzania.

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

WE RELY ON LIMITED INTELLECTUAL PROPERTY PROTECTION AS AN IMPORTANT ELEMENT OF COMPETITION.

We currently have no trademark registration for any of our products. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. We intend to register our trademarks in certain jurisdictions where our products are sold. The Company plans to register multiple trademarks with the USPTO. The trademarks being requested are being completed in connection with the LogiBoxx, GATIS, TrailerSeal, RFSeal, and MobileMANAGER products. The Company currently has licenses for several patents, however, to the extent we do not have patents on our products, another company may be able to replicate one or more of our products. Although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us.

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

LIMITED LIABILITY OF DIRECTORS AND OFFICERS.

The Company has adopted provisions to its Articles of Incorporation and Bylaws which limit the liability of its Officers and Directors, and provide for indemnification by the Company of its Officers and Directors to the full extent permitted by Nevada corporate law, which generally provides that its officers and directors shall have no personal liability to the Company or its stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit the shareholder’s ability to hold officers and directors liable for breaches of fiduciary duty, and may require the Company to indemnify its officers and directors.

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

Risks Related to Our Common Stock

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

THERE IS A VOLATILE AND LIMITED MARKET FOR OUR COMMON STOCK.

Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of the Company’s securities due to factors unrelated to the operating performance of the Company, or announcements concerning the condition of the Company, especially for stock quoted on the OTCBB. In the last 52 week period, the common stock was quoted on the OTCBB from a high closing price of $0.068 to a low closing price of $0.005 per share. See “Market for Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities.” General market price declines, market volatility, especially for low priced securities, or factors related to the general economy or specifically to the Company in the future could adversely affect the price of the common stock. With the low price of the common stock, securities placement by the Company could be very dilutive to existing stockholders, thereby limiting the nature of future equity placements.

WE HAVE NEVER PAID DIVIDENDS AND WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FUTURE.

We do not believe that we will pay any cash dividends on our common stock in the future. We have never declared any cash dividends on our common stock, and if we were to become profitable, it would be expected that all of such earnings would be retained to support our business. Since we have no plan to pay cash dividends, an investor would only realize income from his investment in our shares if there is a rise in the market price of our common stock, which is uncertain and unpredictable.

WE ARE SUBJECT TO PENNY STOCK REGULATIONS AND RESTRICTIONS.

The SEC has adopted regulations that generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As a penny stock, our common stock may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is required to be made regarding sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be provided disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

Our common stock might not qualify for exemption from the penny stock restrictions. In any event, even if our common stock were exempt from the penny stock restrictions, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

AS AN ISSUER OF “PENNY STOCK,” THE PROTECTION PROVIDED BY THE FEDERAL SECURITIES LAWS RELATING TO FORWARD LOOKING STATEMENTS DOES NOT APPLY TO US.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

ADDITIONAL SHARES OF OUR AUTHORIZED CAPITAL STOCK WHICH ARE ISSUED IN THE FUTURE WILL DECREASE EQUITY OWNERSHIP PERCENTAGES OF EXISTING SHAREHOLDERS, COULD ALSO BE DILUTIVE TO EXISTING SHAREHOLDERS, AND COULD DELAY OR PREVENT A CHANGE OF CONTROL OF OUR COMPANY.

We are authorized to issue up to 950,000,000 shares of common stock, and our board of directors has the sole authority to issue unissued authorized stock without further shareholder approval. To the extent that additional common shares are issued in the future, they will decrease existing shareholders’ percentage equity ownership and, depending upon the prices at which they are issued, could be dilutive to existing shareholders.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Description of Property.

Properties

Our principal executive office is located at 810 Franklin Court, Suite H, Marietta, Ga. 30067.  We currently lease approximately 3708 square feet of generic office space on 6 year term for $2163, 2227.00, 2295.00, 2363.00, $2434, and 2509 from each month for the 1st through the sixth year respectivelyr . This lease expires 2018.  This space is utilized for office purposes and it is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

Item 3.  Legal Proceedings.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Our Class A common stock, $0.001 par value, is quoted on the OTC Bulletin Board under the symbol “ECDC.”

Quarter ended	High	Low
December 31, 2011	$0.0250	$0.0022
September 30, 2011	$0.0299	$0.0069
June 30, 2011	$0.0570	$0.0080
March 31, 2011	$0.0750	$0.0050
December 31, 2010	$0.0450	$0.0044
September 30, 2010	$0.2000	$0.0110
June 30, 2010	$2.2500	$0.0610
March 31, 2010	$1.7500	$0.1000

(b) Holders of Common Equity.

As of April 11, 2012, there were approximately 472 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividend Information.

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

Sales of Unregistered Securities

In the year ending December 31, 2011, the Company issued the following securities pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

On January 4, 2011, pursuant to a consulting agreement, the Company issued 400,000 shares of the Company’s common stock to a consultant for services rendered in the amount of $3,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 8, 2011, the Company issued 32,857,143 shares of the Company’s common stock to Kayode Aladesuyi, the Company’s Chief Executive Officer, in lieu of salary.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 8, 2011, the Company issued 357,143 shares of the Company’s common stock to a vendor for payment of accounts payable in the amount of $2,500.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 11, 2011, pursuant to stock purchase agreements, the Company issued a total of 1,350,000 shares of the Company’s common stock to two shareholders for an aggregate purchase price of $9,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 12, 2011, pursuant to a stock purchase agreement, the Company issued 1,350,000 shares of the Company’s common stock to a shareholder for a purchase price of $2,500.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 13, 2011, pursuant to stock purchase agreements, the Company issued a total of 1,125,000 shares of the Company’s common stock to two shareholders for an aggregate purchase price of $7,500.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 17, 2011, pursuant to a debt conversion notice, the Company issued 5,000,000 shares of the Company’s common stock to satisfy a debt obligation of $50,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 19, 2011, pursuant to a stock purchase agreement, the Company issued 750,000 shares of the Company’s common stock to one investor for a purchase price of $5,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 27, 2011, pursuant to a stock purchase agreement, the Company issued 100,000 shares of the Company’s common stock to one investor for a purchase price of $1,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 10, 2011, pursuant to a stock purchase agreement, the Company issued 78,125 shares of the Company’s common stock to a shareholder for a purchase price of $2,500.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 17, 2011, pursuant to a debt conversion notice, the Company issued 800,000 shares of the Company’s common stock to satisfy a debt obligation of $20,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 25, 2011, pursuant to a debt conversion notice, the Company issued 4,055,556 shares of the Company’s common stock to satisfy a debt obligation to a director of $37,500.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 1, 2011, pursuant to a consulting agreement, the Company issued 100,000 shares of the Company’s common stock to a consultant for services rendered in the amount of $3,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 14, 2011, pursuant to a stock purchase agreement, the Company issued 156,250 shares of the Company’s common stock to a shareholder for a purchase price of $5,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 21, 2011, pursuant to a stock purchase agreement, the Company issued 285,714 shares of the Company’s common stock to a shareholder for a purchase price of $10,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On April 3, 2011, pursuant to a stock purchase agreement, the Company issued 450,000 shares of the Company’s common stock to a shareholder for a purchase price of $10,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On April 22, 2011, pursuant to a stock purchase agreement, the Company issued 500,000 shares of the Company’s common stock to a shareholder for a purchase price of $5,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On April 25, 2011, pursuant to stock purchase agreements, the Company issued 852,525 shares of the Company’s common stock to a shareholder for an aggregate purchase price of $15,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 2, 2011, pursuant to a consulting agreement, the Company issued 150,000 shares of the Company’s common stock to a consultant for services rendered in the amount of $5,250.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 3, 2011, pursuant to a stock purchase agreement, the Company issued 350,000 shares of the Company’s common stock to a shareholder for a purchase price of $2,500.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 5, 2011, pursuant to a consulting agreement, the Company issued 4,166,666 shares of the Company’s common stock to a consultant for services rendered in the amount of $100,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 12, 2011, pursuant to a stock purchase agreement, the Company issued 36,667 shares of the Company’s common stock to one investor for a purchase price of $5,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 19, 2011, pursuant to a stock purchase agreement, the Company issued 250,000 shares of the Company’s common stock to a shareholder for a purchase price of $5,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 9, 2011, pursuant to a stock purchase agreement, the Company issued 125,000 shares of the Company’s common stock to a shareholder for a purchase price of $3,750.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 10, 2011, pursuant to a stock purchase agreement, the Company issued 625,000 shares of the Company’s common stock to a shareholder for a purchase price of $3,750.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 14, 2011, pursuant to a debt conversion notice, the Company issued 1,200,000 shares of the Company’s common stock to satisfy a debt obligation of $30,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 14, 2011, pursuant to a consulting agreement, the Company issued 800,000 shares of the Company’s common stock to a consultant for services rendered in the amount of $20,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 17, 2011, pursuant to a stock purchase agreement, the Company issued 250,000 shares of the Company’s common stock to one investor for a purchase price of $7,500.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 27, 2011, pursuant to a stock purchase agreement, the Company issued 365,000 shares of the Company’s common stock to a shareholder for a purchase price of $3,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

On October 1, 2011, the Company issued 1,002,000 shares of the Company’s common stock to two consultants for services rendered in the amount of $6,555.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On October 3, 2011, the Company issued 1,250,000 shares of the Company’s common stock to two consultants for services rendered in the amount of $25,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On October 5, 2011, pursuant to a debt conversion notice, the Company issued 6,000,240 shares of the Company’s common stock to satisfy a debt obligation of $25,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On October 14, 2011, pursuant to a stock purchase agreement, the Company issued 100,000 shares of the Company’s common stock to one investor for a purchase price of $1,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On October 14 2011, pursuant to a debt conversion notice, the Company issued 3,447,290 shares of the Company’s common stock to satisfy a debt obligation of $16,391.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On October 18 2011, pursuant to a debt conversion notice, the Company issued 3,750,000 shares of the Company’s common stock to satisfy a debt obligation of $13,500.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On October 19, 2011, pursuant to a stock purchase agreement, the Company issued 1,000,000 shares of the Company’s common stock to one investor for a purchase price of $5,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On October 26, 2011, pursuant to a stock purchase agreement, the Company issued 3,000,000 shares of the Company’s common stock to one investor for a purchase price of $10,950.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On October 31, 2011, pursuant to a debt conversion notice, the Company issued 10,000,000 shares of the Company’s common stock to satisfy a debt obligation of $32,500.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On November 1, 2011, pursuant to a debt conversion notice, the Company issued 8,000,000 shares of the Company’s common stock to satisfy a debt obligation of $36,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On November 1, 2011, pursuant to a debt conversion notice, the Company issued 3,000,000 shares of the Company’s common stock to satisfy a debt obligation of $15,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On November 29, 2011, pursuant to a debt conversion notice, the Company issued 11,750,000 shares of the Company’s common stock to satisfy a debt obligation of $32,500.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On November 30, 2011, pursuant to a debt conversion notice, the Company issued 3,000,000 shares of the Company’s common stock to satisfy a debt obligation of $15,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On December 8, 2011, pursuant to a debt conversion notice, the Company issued 1,000,000 shares of the Company’s common stock to satisfy a debt obligation of $5,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On December 8, 2011, pursuant to a debt conversion notice, the Company issued 800,000 shares of the Company’s common stock to satisfy a debt obligation of $4,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On December 15, 2011, pursuant to a debt conversion notice, the Company issued 23,868,825 shares of the Company’s common stock to satisfy a debt obligation of $28,750.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On December 21, 2011, pursuant to a debt conversion notice, the Company issued 11,750,000 shares of the Company’s common stock to satisfy a debt obligation of $32,500.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

The securities mentioned above were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and qualified for exemption under Section 4(2) of the Securities Act because the issuance of the securities did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered.

(d) Securities Authorized For Issuance Under Equity Compensation Plans

In September 2010, the Company’s Board of Directors approved and adopted the East Coast Diversified Corporation 2010 Incentive Stock Plan (the “Plan”) and reserved 25,000,000 shares of the Company’s common stock for issuance under the Plan.  The Plan allows for two types of grants: 1) options and 2) stock awards and restricted stock purchase offers.  On March 16, 2012 the Board of Directors amended the Plan to increase the authorized shares under the plan to 50,000,000 shares.  As of April 15, 2012, total stock awards of 9,500,000 shares were granted to certain individuals as compensation for legal services.

Transfer Agent

Our transfer agent is ClearTrust, LLC with an address at 16540 Pointe Village Dr. Suite 206 Lutz, FL 33558.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance.  We use words such as “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements.  You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements.  We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate.  This discussion and analysis of financial condition and results of operations should be read in conjunction with our Financial Statements included in this filing.  Management is uncertain that it can generate sufficient cash to sustain its operations in the next twelve months, or beyond.  We can give no assurances that we will be able to generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern.

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

According to an article on Industryweek.com, “RFID Expecting Strong Rebound”, GPS solutions will become inadequate for business needs and the market would demand or require more sophisticated solutions for asset management, workforce optimization and security. RFID technology was growing at significant rate and a combination of both technologies was inevitable. Management seized the opportunity of the slow economy to develop the world’s first solution for continuous visibility of assets and become a global leader in offering such an integrated solution. We are also continuing to utilize the technology to provide other applications such as oil pipeline monitoring.

We completed our product development in the first quarter of 2010, and began commercial beta tests in the summer of 2010. We officially launched our new business and product portfolio in fourth quarter of 2010. We immediately saw revenue growth as 60% of our 2010 revenue came in the 4th quarter of 2010. We outperformed our entire 2010 revenue levels in the 1st quarter of 2011 and we expect to continue to see significant increases in revenue throughout 2011. We are currently engaged in numerous pilot projects with several major organizations, including but not limited to the following partners and customers:   G3 enterprises (Gallo Wines), Tanzania Revenue Authority through Utrack, Servpro in Arizona, Interactive Group in UAE and Pakistan, Belfor in Canada, Utrack in Canada,  Cnord in Russia and Conctena in Switzerland,   Our business with each of the aforementioned organizations consists of the following:

G3 enterprises (“Gallo Wines”) :

We have executed a GPS service agreement with G3 Enterprises. We have successfully completed phase one of the pilot which involved the tracing, tracking and locating of 1,200 tractor trailers carrying grapes. Phase 2 of the pilot is to complete testing of our system on wine tankers and to implement a custom application that will identify the weight of wine loaded at the winery. We have received compensation for the initial pilot and have developed software that will be deployed upon completion. We receive monthly subscription fees for the products currently deployed in the pilot.

Tanzania Revenue Authority through Utrack :

The RFP of “Request For Proposal” issued by the Tanzania revenue authority is still under evaluation. However, we have successfully delivered more than $75,000 worth of products and services to Utrack for sales to private oil distribution companies throughout Eastern Africa. We also receive ongoing subscription fees for the devices deployed under the agreement. We have executed a distributor agreement between EarthSearch and Utrack. We have completed the pilot (our pilot program consists of physical installation of our products and devices on vehicles locally and provisioning of our software for local deployment) and have begun to receive compensation for subscription services for all devices activated as well as additional purchase orders from Utrack under the distributor licensing agreement.

Servpro in Arizona :

We are still in the early stages of the pilot phase. We have been paid for the hardware delivered under the pilot agreement. Once the pilot program (consisting of physical installation of our products and devices on vehicles locally and provisioning of our software for local deployment) is completed we will be able to present the solution to all Servpro licensees across North America.

Interactive Group in UAE and Pakistan:

We have delivered products to Interactive Group and have been paid for all devices used under the pilot program, which consisted of physical installation of our products and devices on vehicles locally and provisioning of our software for local deployment.  We are not receiving any compensation during the pilot phase. We expect the pilot will be completed by the end of first fiscal quarter in 2012.  We have executed a Distributor licensing agreement with Interactive Group.

Belfor in Canada :

We have delivered integrated GPS/RFID products to Belfor pursuant to a GPS service agreement. We have successfully deployed products and services for the automation of monitoring of equipment usage by drivers in the field using RFID, while also creating a billing log using GPS data. We have been paid for the products and will begin receiving on-going subscription service fees for all products beginning January 2012.

Cnord in Russia and Conctena in Switzerland :

We are still in the pilot phases for both CNord and Contecna, with our pilot program consisting of, physical installation of our products and devices on vehicles locally and provisioning of our software for local deployment. We need to complete local certification in both markets before we will fully deploy in the markets. The Russian and European Union require domestic certification similar to that of the Federal Communication Commission. We have successfully completed both pilots and hope to commence further operations later in the first quarter of 2012. We have not executed any partner agreements with either of these companies.

MultiPlant LTD, Ghana:

The RFP or “Request For Proposal” is still under evaluation by the Ghanaian Revenue Authority. However, we have delivered the products required for the pilot. The pilot project will involve the installation of our products on vehicles locally and deployed with our software. We have executed a distributor licensing agreement with Multiplant LTD.

We have also expanded our product offering into military logistics. Our integrated GPS/RFID technology would allow most military supply chain operations to monitor and track movement of supply in the theater of operation, (real-time) validating destination, equipment and material delivered to specific troops in the theatre of operation. We have submitted a proposal to the Military of Nigeria and the project continues to be under consideration.

Pursuant to a partner agreement the Company has been granted distribution rights to MW Marketing, a New Jersey based Department of Defense minority contractor with registration rights to bid in government contracts. We have also made an unsolicited proposal to the US department of Defense and continue to pursue these opportunities as part of our expansion into military logistics.

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

Part of our strategy is to implement a merger and acquisition plan as a part of the 2011 growth strategy. We will focus on targeting those GPS firms with a concentration of clients with advanced supply chain solution needs.  As aforementioned, on October 23, 2011, the Company acquired 51% of Rogue Paper pursuant to the Rogue Paper Share Exchange Agreement. The Company will also seek joint venture opportunities where its technology will have significant impact on the success of the opportunities.

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenue

For the year ended December 31, 2011, our revenue was $612,482 compared to $129,248 for the same period in 2010, representing an increase of 374%. This increase in revenue was directly attributable to the Company’s decision to change its business focus and product portfolio in 2010, from simply marketing GPS devices to developing full-fledged supply chain solutions which include RFID technologies, other supply chain and warehouse solutions, the expansion of marketing activities to develop a global distribution network for its new product portfolios, and the acquisition of Rogue Paper, Inc, which represented $94,821 of total revenues.  Management believes these changes will result in greater stability and long term growth for the Company.

Revenues are generated from three separate but related offerings, RFID/GPS product sales, consulting services, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $203,776 and $76,984 for the years ended December 31, 2011 and 2010, respectively.  Revenues for consulting services were $352,041 for the year ended December 31, 2011, compared to $21,757 for the year ended December 31, 2010.  User fees were $56,665 and $30,507 for the years ended December 31, 2011 and 2010, respectively.

Operating Expenses

For the year ended December 31, 2011, operating expenses were $2,517,768 compared to $2,508,156 for the same period in 2010, an increase of 0.4%.

Cost of revenues increased $219,275 and is directly attributable to the increase in revenues for the year ended December 31, 2011.

For the year ended December 31, 2011, selling, general and administrative expenses were $2,216,920 compared to $2,404,804 for the same period in 2010, a decrease of 7.8%. This decrease was primarily caused by accounting fees decreased from $89,278 to $27,282, compensation for board members decreased from $170,000 to $80,000, professional fees related to public company compliance and investor relations increased from $160,350 to $475,997, research and development costs decreased from $333,971 to $75,372, and salary expenses decreased from $1,408,008 to $1,172,382.

Our salary expenses decreased significantly in 2011 over the same period in 2010 due to the streamlining of production and sales functions and the due to the conducting of beta tests for our integrated GPS/RFID solution in 2010.

Our professional fees related to public company compliance and investor relations increased significantly because we filed an S-1 registration statement in 2011 as well as increased our investor relations efforts.

Further, we had various fees associated with the acquisition of Rogue Paper, including but not limited to, legal fees, transfer agent fees and other related costs causing us to incur significant expenses.

The lack of immediate success in the marketing and promotion of our Integrated GPS/RFID product in 2010 coupled with our inability to raise significant capital, caused us to terminate all of the employees hired in 2010 to the develop our marketing program.

Net Loss

We generated net losses of $2,316,173 for the year ended December 31, 2011 compared to $2,496,892 for the same period in 2010, a decrease of 7.2%.  Included in the net loss for the year ended December 31, 2011 was a loss on the conversion of debt of $432,270, interest expense of $177,308, reduced by a gain on the recovery of accounts payable of $146,859 and non-controlling interests’ share of the net loss of EarthSearch and Rogue Paper of $51,832.  Included in the net loss for the year ended December 31, 2011 was a loss on the conversion of debt of $66,157, loss on the purchase of non-controlling interest of $55,849 and interest expense of $108,550, reduced by non-controlling interests’ share of the net loss of EarthSearch of $112,507.

Liquidity and Capital Resources

Overview

For the years ended December 31, 2011 and 2010, we funded our operations through financing activities consisting of private placements of equity securities with outside investors and loans from related and unrelated parties. Our principal use of funds during the years ended December 31, 2011 and 2010 has been for working capital and general corporate expenses.

Liquidity and Capital Resources during the year ended December 31, 2011 compared to the year ended December 31, 2010

As of December 31, 2011, we had cash of $53,519 and a working capital deficit of $4,499,271.  The Company generated a negative cash flow from operations of $533,325 for the year ended December 31, 2011, as compared to cash used in operations of $1,060,618 for the year ended December 31, 2010. The negative cash flow from operating activities for the year ended December 31, 2011 is primarily attributable to the Company's net loss from operations of $2,316,173, offset by noncash depreciation and amortization of $110,390, stock issued for services of $345,430, loss on the conversion of debt of $432,270, accrued interest on loans payable of $111,347, accretion of beneficial conversion feature on notes payable of $42,358, amortization of payment redemption premium of $16,899, amortization of prepaid license fee of $50,000 and net cash from changes in operating assets and liabilities of $725,986, offset by noncontrolling interests in the loss of EarthSearch and Rogue Paper of $51,832.

The negative cash flow from operating activities for the year ended December 31, 2010 is primarily attributable to the Company's net loss from operations of $2,496,892, offset by depreciation and amortization expense of $197,112, stock issued in lieu of cash compensation of $183,159, in-kind contribution of services of $347,846, loss on conversion of debt of $66.157, loss on disposal of assets of $21,779, loss on acquisition of non-controlling interest in EarthSearch of $55,849, interest accrued on notes payable of $91.755, and decreased investment in operating working capital elements of $555,124, offset by noncontrolling interests in the loss of EarthSearch of $112,507.

The decrease in investing activities is attributable to the purchase of equipment of $6,760 during the year ended December 31, 2010, compared to $4,391in 2011, $62,698 of cash received in the acquisition of Rogue Paper during the year ended December 31, 2011 2011, and the proceeds received and payments of escrow deposits in the year ended December 31, 2010.

Cash generated from our financing activities was $527,259 for the year ended December 31, 2011, compared to $992,884 during the comparable period in 2010. This decrease was primarily attributed to the proceeds from the issuance of common stock, a decrease from $656,125 to $186,200, proceeds for the sale of preferred stock in 2011 of $5,000, proceeds from loans payable to related parties, a decrease from $264,823 to $205,919, proceeds from loans payable to unrelated parties, a decrease from $376,931 to $244,755, offset by the repayments of loans payable to related parties, a decrease from $281,995 to $112,115 and repayments of loans payable to unrelated parties in 2011 of $2,500.

We will require additional financing during the current fiscal year according to our planned growth activities. During the period from January 1, 2012 to April 13, 2012, we received proceeds from the sale of 250,000 shares of our common stock of $1,000 and $60,000 from the issuance of convertible promissory notes.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements for the year ended December 31, 2011, regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this conclusion by our independent auditors.

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

Our significant accounting policies are can also be found in Note 2 of our financial statements. While all of these significant accounting policies impact the Company’s consolidated financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. We believe that the estimates and assumptions that are most important to the portrayal of our consolidated financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting for the valuation accounts receivable, inventory, revenue recognition, impairment of long-lived assets, and stock-based compensation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future consolidated financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management's Discussion and Analysis of Financial Condition.

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

The Company has not granted any stock options as of December 31, 2011.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.  Financial Statements.

Our financial statements are contained in pages F-1 through F-22 which appear at the end of this Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, and concluded that the disclosure controls and procedures were not effective as a whole.

(b) Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”).

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance of such reliability and may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011.  Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was not effective as of December 31, 2011, based on these criteria.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at April 16, 2012:

Name	Age	Positions	Held Position Since

Kayode A. Aladesuyi	51	Chief Executive Officer, President, Interim Chief Financial Officer and Chairman	4/2/2010
Frank Russo	53	Director	4/2/2010
Edward H. Eppel	68	Director	4/2/2010
Anis D. Sherali	61	Director	4/2/2010

Kayode A. Aladesuyi ,

Kayode A. Aladesuyi is a founder of EarthSearch, and was appointed as Chairman of the Board of Directors, Chief Executive Officer, President and Interim Chief Financial Officer of the Company on April 2, 2010.  Mr. Aladesuyi held similar positions with EarthSearch since January 2004. Prior to EarthSearch, Mr. Aladesuyi was the founder (in 1999), chief executive officer, and president of PlanetLink Communications, Inc. which engaged in the development of satellite-enabled products based on GPS technology and provision of monitoring services in the United States. Mr. Aladesuyi resigned from PlanetLink Communications to establish EarthSearch. He has a B.S. degree in accounting from Alabama State University.

Edward H. Eppel

Edward H Eppel was appointed as a Director on April 2, 2010 and had served as a Director of EarthSearch since October 2009.  Mr. Eppel currently is the vice president of LPS Ind., a leading manufacturer of special printed flexible films for the Medical/Food/Beverage manufacturing industries, with sales in both North America and Europe. He was the founder and president of RAE Container Inc., a manufacturer of corrugated products, molded form, cushioning and protective materials for Air/Sea/Ground shipments. Mr. Eppel and RAE Container Inc., merged with LPS in 1997. He is a "Lifetime" member of the IOPP (Institute of Packaging Professionals) and past President of the Meadowlands chapter. Mr. Eppel also served as president of the Society of Packaging and Handling Engineers, along with serving as chairman of Morris County Municipality Utilities Authority (NJ) for the past 25 years. This public utility serves more than 500,000 residents with water and a complete recycling program reducing landfill waste by over 50%. Mr. Eppel has a B.S. degree in industrial management from Rutgers University.

Anis D. Sherali

Anis Sherali was appointed as a Director on April 2, 2010 and had served as a Director of EarthSearch since June 2009. Mr. Sherali is currently the president/CEO of Energy Consulting Group and has assisted numerous electric utility clients analyze and solve optimization problems related to electric utility operations and economic dispatch. His responsibilities include the preparation of engineering feasibility analyses of alternative power supply sources, long-range planning studies for generation and transmission systems, software development related to power supply planning and utility rate analysis. Mr. Sherali has more than 25 years of experience in power supply planning and pooling evaluations, wheeling and coordination analysis, electric utility rates, finance and accounting, contract negotiations, generation analysis, utility operations and dispatch, economic and regulatory support and power supply consulting with numerous clients in more than 15 states. Mr. Sherali has a masters degree in industrial management from Georgia Tech.

Frank Russo

Frank Russo was appointed Executive Vice President and a Director on April 2, 2010 and served as Executive Vice President of EarthSearch from January 2010 through October 1, 2010. Mr. Russo’s position as Executive Vice President was terminated in October 2010 but he continues to serve as a director of the Company.  Currently, Mr. Russo is representing various manufacturers, including FIFA, Kappa and KangaROOS, consulting with their sales and marketing departments throughout Metro NY/NJ and the Mid-Atlantic regions. He was formerly the president of Gladiator Sales, a regional marketing and sales company that represented Puma North America ($500+ million in sales) throughout New England, Mid-Atlantic and the Metro NY/NJ regions. Prior to Gladiator Sales, he managed a sales division for Diadora, an Italian sporting goods manufacturer. Mr. Russo has a B.S. degree in business administration from Saint Michael’s College.

Board of Directors

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.

Nominating Committee

The Company does not have a standing nominating committee or a committee performing similar functions.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officers are not acting on behalf of nor will act at the direction of any other person..

For the year ended December 31, 2011, the Board held 4 meetings but acted by Unanimous Written Consent 3 times.

Audit Committee

The Company does not have an Audit committee or a committee performing similar functions.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Subsequent Executive Relationships

No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past five years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past five years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past five years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past five years.

None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us.

Legal Proceedings

None of the members of the board of directors or other executives has been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending members of our board of directors or other executives from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any Federal or State securities or commodities laws.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2011, were timely.

Code of Ethics.

We do not currently have a Code of Ethics.  We intend to adopt a code of ethics that would be appropriate for our business as soon as practicable.

Item 11.  Executive Compensation.

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years.  The following information includes the dollar value of base salaries and certain other compensation, if any, whether paid or deferred.  The executive officers of the company did not receive any stock award, option award, non-equity incentive plan compensation, or nonqualified deferred compensation earnings during the last two completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Stock Awards (7)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total

Kayode Aladesuyi, Chariman,	2011	$175,000		$600,000	$-	$-	$-	$21,723(5)		$706,723
Chief Executive Officer, President	2010	$350,000		$-	$-	$-	$-	$18,530	(5)	$408,530
and Chief Financial Officer (1)	2009	$271,876		$-	$-	$-	$-	$12,000	(5)	$283,876

Frank Russo, Executive	2011	$-		$-	$-	$-	$-	$-		$-
Vice President (1) (2)	2010	$187,500		$-	$-	$-	$-	$6,530(6)		$194,034
	2009	$-		$-	$-	$-	$-	$-		$-

John Ferguson	2011		$-	$-	$-	$-	$-	$-		$-
Vice President (1) (3)	2010	$43,068		$-	$-	$-	$-	$-		$43,068
	2009	$-		$-	$-	$-	$-	$-		$-

Frank Rovito, Chief	2011	$-		$-	$-	$-	$-	$-		$-
Executive Officer, Chief	2010	$-		$-	$-	$-	$-	$-		$-
Financial Officer and Director (4)	2009	$-		$-	$-	$-	$-	$-		$-

Aaron Goldstein, Vice	2011	$-		$-	$-	$-	$-	$-		$-
President and Chairman (4)	2010	$-		$-	$-	$-	$-	$-		$-
	2009	$-		$-	$-	$-	$-	$-		$-

(1) Appointed on April 2, 2010.

(2) Position was eliminated on October 1, 2010.

(3) Resigned on September 21, 2010.

(4) Resigned on April 2, 2010.

(5) All other compensations includes f car allowance each year and health insurance premiums.

(6) All other compensation includes $6,350 of health insurance premiums.

(7) Stock awards are valued at Market Value on date of award.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no outstanding equity awards at the end of the most recent completed fiscal year.

Compensation of Directors

The general policy of the Board is that Directors earn $10,000 per quarter for each quarter served. The Board of Directors has the primary responsibility for considering and determining the amount of Director compensation. The board waived compensation for the 2nd and 3rd quarters if the year ended 2011. The Company accrued compensation for the board for the 1st and 4th quarters

The following table shows amounts earned by each Director in the fiscal year ended December 31, 2011.

Director	Year	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Kayode Aladesuyi	2011	$20,000	$-	$-	$-	$-	$-	$20,000
	2010	$40,000	$-	$-	$-	$-	$-	$40,000

Frank Russo	2011	$20,000	$-	$-	$-	$-	$-	$20,000
	2010	$40,000	$-	$-	$-	$-	$-	$40,000

Edward Eppel	2011	$20,000	$-	$-	$-	$-	$-	$20,000
	2010	$40,000	$-	$-	$-	$-	$-	$40,000

Anis D. Sherali	2011	$20,000	$-	$-	$-	$-	$-	$20,000
	2010	$40,000	$-	$-	$-	$-	$-	$40,000

Afred ("Ted") Ruhly (3)	2011	$-	$-	$-	$-	$-	$-	$-
	2010	$10,000	$-	$-	$-	$-	$-	$10,000

(1) Reflects the amount of fees earned during each year ended on December 31.

(2) Stock awards are valued at Market Value on date of award.

(3) Mr. Ruhly was removed as a Director on September 30, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of August 15, 2011, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Kayode Aladesuyi (3)	48,717,281	26.94%

Frank Russo (4)	7,073,895	3.91%

Edward Eppel	2,607,154	1.44%

AnisSherali (5)	33,104,689	18.30%

All Directors and Executive Officers as a Group (4 persons)	91,503,019	50.59%

(1)
“Beneficial Owner” means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power. The mailing address for all officers and directors is 120 Interstate North Parkway SE, Suite 445, Atlanta, GA 20853.

(2)
For each shareholder, the calculation of percentage of beneficial ownership is based upon 180,861,766 shares of Common Stock outstanding as of August 15, 2011, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3)	This total includes 3,329,216 shares held by Mr. Aladesuyi’s five dependent children, of which he has voting and dispositive power.

(4)	This total includes 120,724 shares held by Mr. Russo’s three dependent children, of which he has voting and dispositive power.

(5)	Includes 250,000 shares held by Mr. Sherali’s wife, Farah Sherali, of which he has shared voting and dispositive power.

Description of Securities

The following summary includes a description of material provisions of the Company’s capital stock.

Authorized and Outstanding Securities

The Company is authorized to issue 950,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of our preferred stock par value $0.001 per share. As of April 11, 2012, there were issued and outstanding 447,974,560  shares of our common stock and no shares of our Series A preferred stock.

Common Stock

The holders of our common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the board of directors in its discretion from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase the Company’s common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our board of directors. We intend to retain earnings, if any, for use in its business operations and accordingly, the board of directors does not anticipate declaring any dividends prior to a business combination transaction.

Undesignated Preferred Stock

Our Articles of Incorporation authorize the issuance of 50,000,000 shares of preferred stock, par value $0.001, and vest in the Company’s board of directors the authority to establish series of unissued preferred shares by the designations, preferences, limitations and relative rights, including voting rights, of the preferred shares of any series so established to the same extent that such designations, preferences, limitations, and relative rights could have been fully stated in the Articles of Incorporation, and in order to establish a series, the board of directors shall adopt a resolution setting forth the designation of the series and fixing and determining the designations, preferences, limitations and relative rights, including voting rights, thereof or so much thereof as shall not be fixed and determined by the Articles of Incorporation. The board of directors is authorized, without further action by our shareholders, to provide for the issuance of preferred shares and any preferred shares so issued would have priority over the common stock with respect to dividend or liquidation rights. Any issuance of preferred shares may have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of the holders of common stock.

Series A Preferred Stock

The Company is authorized to issue 1,000,000 shares of the Company’s Series A Preferred Stock. As of December 31, 2011, 0 shares of the Company’s Series A Preferred Stock are issued and outstanding. One share of Series A Preferred Stock entitles holders to 100 votes for all matters submitted to a vote of the Company’s common stockholders.

Item 13.  Certain Relationships and Related Transactions.

Frank Russo, a Director of the Company, is a holder of an unsecured non-interest bearing note of the Company.  At December 31, 2009, $476,206 was due to Mr. Russo.  During the year ended December 31, 2010, Mr. Russo converted $60,000 of the note into 6,000,000 shares of the Company’s common stock.  The Company borrowed $0 and $29,800 from and repaid $12,027 and $24,000 to Mr. Russo during the years ended December 31, 2011 and 2010, respectively.

Edward Eppel, a Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum.  At December 31, 2009, $126,400 was due to Mr. Eppel.  The Company borrowed $299 and $31,085 from Mr. Eppel during the years ended December 31, 2011 and 2010, respectively.  $15,763 and $15,771 of interest was accrued and included in the loan balance for the years ended December 31, 2011 and 2010, respectively.

On April 2, 2010, prior to the Share Exchange, Anis Sherali, a Director of the Company, purchased 200,000 shares of the Company’s common stock for $5,000.  From April 2, 2010 through December 31, 2010 Mr. Sherali purchased 27,769,232 shares of the Company’s stock for $265,900.  During the year ended December 31, 2011, the Company borrowed $195,000 from Mr. Sherali and issued a non-interest bearing note.  Also during the year ended December 31, 2011, the Company converted $127,000 of the note and issued 13,005,556 common shares and converted $37,000 of the note and issued 462,500 preferred shares to Mr. Sherali.

Kayode Aladesuyi, the Company’s Chairman, Chief Executive Officer, and President, is the holder of an unsecured non-interest bearing note of the Company.  At December 31, 2009, the outstanding balance on the note was $2,000.  During the year ended December 31, 2010, the Company borrowed $170,937 from and repaid $154,481 to Mr. Aladesuyi. During the year ended December 31, 2011, the Company borrowed $10,619 from and repaid $29,075 to Mr. Aladesuyi.  The balance of the note at December 31, 2011 is $0.

On July 30, 2010, Charms Investments Inc. (“Charms”) assigned its interest in their $174,425 convertible note to Mr. Aladesuyi. During the year ended December 31, 2010, the Company borrowed and additional $8,000 from and repaid $100,913 to Mr. Aladesuyi.  During the year ended December 31, 2011, the Company repaid $71,012 to Mr. Aladesuyi.  Also during the year ended December 31, 2011, Mr. Aladesuyi sold and assigned interest in $10,500 of the note to Charms and the Company converted the $10,500 of the note to common stock and issued 2,200,000 shares to Charms.  The balance of the note at December 31, 2011 is $0.

The Company issued 4,000,000 shares of its common stock to Mr. Aladesuyi for services during the years ended December 31, 2010.  During the year ended December 31, 2011, the Company converted $230,000 of accrued salaries due to Mr. Aladesuyi to common stock and issued 32,857,143 shares to Mr. Aladesuyi.

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

On September 17, 2010, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents.  Mr. Aladesuyi is the managing member of BBGN&K.  The license agreement calls for an initial license payment of $200,000 and royalty payments beginning in 2012 of 8% of EarthSearch’s revenues to be paid quarterly.  The Company issued 1,428,572 shares of preferred stock in payment of the $200,000 initial license payment.

On November 2, 2011, the Company issued 4,285,714 shares of its preferred stock to Mr. Aladesuyi in conversion of $600,000 of accrued compensation due him.

On November 2, 2011, the Company issued 1,375,000 shares of its preferred stock to Mr. Russo in conversion of $125,000 of accrued compensation due him.

Item 14.  Principal Accountant Fees and Services.

On March 10, 2011, the Company replaced KBL, LLC and engaged Randall N. Drake, CPA P.A. as its independent registered public accounting firm as of and for the year ended December 31, 2010.  The change in independent registered public accounting firm is not the result of any disagreement with KBL, LLC.

	2011		2010

Audit fees	$		$	[●]
Audit-related fees		-		-
Tax Fees		-		-
All other fees		-		-

	$		$	[●]

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

PART IV

Item 15.  Exhibits

(a)

Exhibit No.	Description
Exhibit 3.1	Articles of Incorporation (2)
Exhibit 3.2	Bylaws (2)
Exhibit 3.3	Certificate of Amendment to Certificate of Incorporation (1)
Exhibit 10.1	Share Exchange Agreement between East Coast Diversified Corporation and EarthSearch Communications International, Inc. dated January 12, 2010 (1)
Exhibit 10.2	Private Stock Purchase Agreement dated April 6, 2010 between Energy Partners, LLC and Messrs. Aaron Goldstein and Frank Rovito (1)
Exhibit 10.3	East Coast Diversified Corporation 2010 Incentive Stock Plan (3)
Exhibit 31.1	Rule 13a-14(a) Certification by the Chief Executive Officer and Interim Chief Financial Officer (4)
Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 12, 2010.
(2)	Incorporated by reference from Company’s Form 10-SB/12g filed with the Securities and Exchange Commission on August 6, 2003.
(3)	Incorporated by reference from Company’s Form S-8 filed with the Securities and Exchange Commission on September 27, 2010.
(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kayode Aladesuyi	April 16, 2012
Kayode Aladesuyi, Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive and Principal Financial Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kayode Aladesuyi	April 16, 2012
Kayode Aladesuyi, Director	Date

/s/ Frank Russo.	April 16, 2012
Frank Russo, Director	Date

/s/ Anis D. Sherali	April 16, 2012
Anis D. Sherali, Director	Date

/s/ Edward Eppel	April 16, 2012
Edward Eppel, Director	Date

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets At December 31, 2011 and 2010	F-2

Consolidated Statements Of Operations For the Years Ended December 31, 2011 and 2010	F-3

Consolidated Statements Of Cash Flows For the Years Ended December 31, 2011 and 2010	F-4 - F-5

Consolidated Statements Of Shareholders' Equity For the Years Ended December 31, 2011 and 2010	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-22

Drake & Klein CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of East Coast Diversified Corporation

We have audited the accompanying balance sheets of East Coast Diversified Corporation as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. The management of East Coast Diversified Corporation is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Coast Diversified Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in footnote 1 to the financial statements, the Company has not generated revenue and has not established operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note x.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Drake & Klein CPAs

Drake & Klein CPAs
April 16, 2012

PO Box 24932451 Dunedin, FL 34697-2493 727-512-2743	McMullen Booth Rd. Suite 210 Clearwater, FL 33759-1362

East Coast Diversified Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2011	2011
ASSETS
Current assets
Cash	$53,519	$1,278
Accounts receivable, net	273,031	49,522
Inventory	33,523	51,618
Prepaid license fees	40.000	-
Prepaid expenses	3,076	-
Total current assets	403,149	102,418

Property and equipment, net	22,814	15,309

Other assets
Capitalized research and development costs, net	9,273	92,613
Intangible assets, net	739,500	-
Goodwill	742,107	-
Prepaid license fees	110,000	-
Escrow deposits	3,462	25,000
Security deposits	4,521	4,521
Total other assets	1,608,863	122,134
Total assets	$2,034,826	$239,861

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities	$16,675	$-
Loans payable	711,882	793,327
Loans payable - related party	630,298	695,230
Acquisition liabilities	1,104,973	-
Accounts payable and accrued expenses	721,010	813,411
Accrued payroll and related liabilities	1,717,582	1,663,700
Total current liabilities	4,902,420	3,965,668
Other liabilities	-	-
Total liabilities	4,902,420	3,965,668

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.002 par value, 20,000,000 shares authorized, 10,513,813 and no shares issued and outstanding at December 31, 2011 and 2010, respectively	21,028	-
Common stock, $0.001 par value, 480,000,000 and 200,000,000 shares authorized, 289,895,481 and 110,953,778 shares issued and outstanding at December 31, 2011 and 2010, respectively	289,895	110,954
Additional paid-in capital	10,180,384	7,176,106
Accumulated deficit	(13,098,092)	(10,781,919)
Total East Coast Diversified stockholders' deficit	(2,606,785)	(3,494,859)
Noncontrolling interest	(260,809)	(230,948)
Total stockholders' deficit	(2,867,594)	(3,725,807)
Total liabilities and stockholders' deficit	$2,034,826	$239,861

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended December 31,
	2011	2010

Revenues:
Product sales	$203,776	$76,984
Consulting and development	352,041	21,757
User fees	56,665	30,507
Total revenues	612,482	129,248

Operating Expenses
Cost of revenues:
Product sales	118,285	41,085
Consulting and development	107,648	1,901
User fees	74,915	38,587
Selling, general and administative expense	2,216,920	2,404,804
Loss on disposal of assets	-	21,779
Total operating expenses	2,517,768	2,508,156

Loss from operations	(1,905,286)	(2,378,908)

Other income (expense)
Other income	146,859	65
Interest expense	(177,308)	(108,550)
Loss on conversion of debt	(432,270)	(66,157)
Loss on acquisition of non-controlling interest	-	(55,849)
Total other income (expense)	(462,719)	(230,491)

Net loss before noncontrolling interests	(2,368,005)	(2,609,399)
Net loss attributable to noncontrolling interests	51,832	112,507

Net loss	$(2,316,173)	$(2,496,892)

Net loss per share - basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares outsanding during the period - basic and diluted	184,066,678	77,118,976

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,316,173)	$(2,496,892)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(51,832)	(112,507)
Depreciation and amortization	110,390	197,112
Loss on conversion of debt	432,270	66,157
Loss on disposal of assets	-	21,779
Gain on recovery of accounts payable	(146,859)	-
Loss on acquisition of noncontrolling interest	-	55,849
Stock issued in lieu of cash compensation	-	183,159
Stock issued for services	345,430	-
In-kind contribution of services	-	347,846
Amortization of prepaid license fee	50,000	-
Amortization of payment redemption premium as interest	16,899	-
Accretion of beneficial conversion feature on convertible notes payable as interest	42,358	-
Interest accrued on loans payable	111,347	91,755
Changes in operating assets and liabilities:
Accounts receivable, net	(223,509)	(47,263)
Inventory	18,095	(42,189)
Prepaid expenses	-	5,000
Supplier advances	-	29,576
Escrow deposits	21,538	-
Bank overdraft	16,675	(5,207)
Accounts payable and accrued expenses	31,164	104,917
Accrued payroll and related liabilities	1,008,882	540,290
Net cash used in operating activities	(533,325)	(1,060,618)

Cash flows from investing activities:
Capital expenditures	(4,391)	(6,760)
Cash received in acquisition	62,698	-
Cash received in reverse merger	-	6
Proceeds received for reimbursement of escrow deposits	-	220,000
Payments of escrow deposits	-	(145,000)
Net cash from investing activities	58,307	68,246

Cash flows from financing activities:
Proceeds from issuance of common stock	186,200	656,125
Proceeds from issuance of preferred stock	5,000	-
Stock issuance costs	-	(23,000)
Proceeds from loans payable	244,755	376,931
Proceeds from loans payable - related party	205,919	264,823
Repayments of loans payable	(2,500)	-
Repayments of loans payable - related party	(112,115)	(281,995)
Net cash from financing activities	527,259	992,884

Net increase (decrease) in cash	52,241	512

Cash at beginning of period	1,278	766

Cash at end of period	$53,519	$1,278

See accompanying notes to consolidated financial statements.

Continued

East Coast Diversified Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2011	2010
Supplemental disclosure of cash flow information:

Cash paid for interest	$6,704	$16,795

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Issuance of 101,114,668 and 13,584,3830 shares of common stock in conversion of loans payable	$394,619	$157,093

Issuance of 13,055,556 and 8,500,000 shares of common stock in conversion of loans payable - related party, respectively	$137,500	$85,000

Issuance of 462,500 shares of preferred stock in conversion of loans payable - related party	$37,000	$-

Payment redemption premiums on convertible notes payable	$18,975	$-

Beneficial conversion feature of convertible notes payable	$83,728	$-

Issuance of 357,143 shares of common stock in conversion of accounts payable	$2,500	$-

Issuance of 32,857,143 shares of common stock in conversion of accrued salaries to related party	$230,000	$-

Issuance of 7,089,286 shares of preferred stock in conversion of accrued salaries to related parties	$725,000	$-

Issuance of 1,428,572 shares of preferred stock in payment of initial license fee to a related party	$200,000	$-

Issuance of 2,500,000 shares of preferred stock in acquisition of Rogue Paper, Inc.	$425,000	$-

Recognition of acquisition commitment liabilities in acquisition of Rogue Paper, Inc.	$1,104,973	$-

Reduction of 95,848,349 shares of common stock in stock exchange	$-	$(1,387,429)

Recognition of noncontrolling interest at date of stock exchange	$-	$(171,656)

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
For the Year Ended December 31, 2011

	Preferred stock		Common stock		Additional			Total
					paid-in	Accumulated	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	interest	deficit

Balance, December 31, 2010	-	$-	110,953,778	$110,954	$7,176,106	$(10,781,919)	$(230,948)	$(3,725,807)

Common shares issued for cash	-	-	16,888,527	16,888	169,312	-	-	186,200

Preferred shares issued for cash	37,500	75	-	-	4,925	-	-	5,000

Common shares issued for conversion of loans payable - related party	-	-	13,005,556	13,005	86,250	-	-	99,255

Preferred shares issued for conversion of loans payable - related party	462,500	925	-	-	36,075	-	-	37,000

Common shares issued for conversion of loans payable	-	-	101,114,668	101,115	764,019	-	-	865,134

Common shares issued for conversion of accrued salaries to related party	-	-	32,857,143	32,857	197,143	-	-	230,000

Preferred shares issued for conversion of accrued salaries to related parties	5,660,714	11,322	-	-	713,678	-	-	725,000

Preferred shares issued for initial license payment to related party	1,428,572	2,857	-	-	197,143	-	-	200,000

Value of beneficial conversion feature of convertible notes payable	-	-	-	-	83,728	-	-	83,728

Common shares issued for conversion of accounts payable	-	-	357,143	357	2,143	-	-	2,500

Common shares issued for services	-	-	14,718,666	14,719	285,711	-	-	300,430

Preferred shares issued for services	424,527	849	-	-	44,151	-	-	45,000

Preferred shares issued for acquisition of 51% of the outstanding common stock of Rogue Paper, Inc.	2,500,000	5,000	-	-	420,000	-	21,971	446,971

Net loss for the year ended December 31, 2011	-	-	-	-	-	(2,316,173)	(51,832)	(2,368,005)

Balance, December 31, 2011	10,513,813	$21,028	289,895,481	$289,895	$10,180,384	$(13,098,092)	$(260,809)	$(2,867,594)

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
For the Year Ended December 31, 2010

	Preferred stock		Common stock		Additional			Total
					paid-in	Accumulated	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	interest	deficit

Balance, December 31, 2009	-	$-	136,064,233	$1,360,642	$4,946,622	$(8,898,907)	$-	$(2,591,643)

Common shares issued for cash prior to Stock Exchange	-	-	7,445,417	74,455	48,545	-	-	123,000

Common shares issued for conversion of loans payable - related party prior to Stock Exchange	-	-	6,000,000	60,000	-	-	-	60,000

Common shares issued for services prior to Stock Exchange	-	-	4,000,000	40,000	-	-	-	40,000

Effect of Stock Exchange on April 2, 2010	-	-	(95,848,349)	(1,387,429)	1,402,429	-	-	15,000

Noncontrolling interest at date of Stock Exchange	-	-	(10,000,662)	(100,007)	(342,217)	613,880	(171,656)	-

Recapitalization	-	-	-	-	(67,994)	-	-	(67,994)

Common shares issued for cash after Stock Exchange	-	-	39,069,732	39,070	494,055	-	-	533,125

Common shares issued for conversion of loans payable - related party after Stock Exchange	-	-	2,500,000	2,500	22,500	-	-	25,000

Common shares issued for conversion of loans payable after Stock Exchange	-	-	13,584,383	13,584	209,666	-	-	223,250

Common shares issued for services after Stock Exchange	-	-	7,700,000	7,700	135,459	-	-	143,159

Stock issuance costs	-	-	-	-	(23,000)	-	-	(23,000)

In kind contribution of services	-	-	-	-	347,846	-	-	347,846

Common shares issued for acquisition of 1,800,000 shares of EarthSearch Communications common stock from noncontrolling interest	-	-	439,024	439	2,195	-	53,215	55,849

Net loss	-	-	-	-	-	(2,496,892)	(112,507)	(2,609,399)

Balance, December 31, 2010	-	$-	110,953,778	$110,954	$7,176,106	$(10,781,919)	$(230,948)	$(3,725,807)

See accompanying notes to consolidated financial statements.

East Cost Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

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

The Share Exchange was accounted for us as an acquisition and recapitalization. EarthSearch is the acquirer for accounting purposes and, consequently, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements herein are those of EarthSearch. The accumulated deficit of EarthSearch was also carried forward after the acquisition.

On December 31, 2010, the Company acquired 1,800,000 additional shares of EarthSearch from a non-controlling shareholder in exchange for 439,024 shares of the Company's common stock. As of December 31, 2010, the Company owns 94.66% of the issued and outstanding stock of EarthSearch.

On October 23, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Rogue Paper, Inc., a California corporation (“Rogue Paper”), and shareholders of Rogue Paper (the “Rogue Paper Holders”). Rogue Paper is headquartered in San Francisco, California and is a developer of mobile and branded applications for major media enterprises. The Company acquired fifty-one percent (51%) of the issued and outstanding common stock of Rogue Paper in exchange for 2,500,000 shares of the Company’s Series A convertible preferred stock.

Pursuant to the Share Exchange Agreement, no sooner than twelve months from the Effective Date, the Preferred Shares shall be convertible, at the option of the holder of such shares, into an aggregate of fifty million shares of the Company’s common stock, par value $0.001 per share. Beginning sixth months from the Effective Date, both the Company and holders of the Preferred Shares shall have the option to redeem any portion of such holders’ Preferred Shares, for cash, at a price of sixty cents ($0.60) per share. Additionally, commencing twenty-four (24) months from the Effective Date, the holders of the remaining, unsold shares of Rogue Paper common stock may require the Company to redeem such shares, for cash, at a price of three cents ($0.03) per share.

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

East Cost Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Nature of Operations (Continued)

The Company launched sales operations in 2008 but subsequently withdrew sales and commercial resources from the market mid-2008 and 2009 due to the negative economic and market conditions. During that time, the Company refocused its efforts on the redesign and integration of RFID and GPS technologies into its products. Commercial sales were re-established in 2010.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $13,098,092 at December 31, 2011, a net loss and net cash used in operations of $2,316,173 and $533,325, respectively, for the year ended December 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, impairment valuation of intangible assets, depreciable lives of the website and property and equipment, valuation of share-based payments and the valuation allowance on deferred tax assets. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of East Coast Diversified Corporation and its majority-owned subsidiaries, EarthSearch Communications International, Inc. and Rogue Paper, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain items on the 2010 consolidated statement of operations and statement of cash flows have been reclassified to conform to the current period presentation.

East Cost Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Note 2 – Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2011 and 2010, respectively, the Company had no cash equivalents.

Accounts Receivable

The Company grants unsecured credit to commercial and governmental customers in the United States and abroad. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense was $22,234 and $0 for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the allowance for doubtful accounts was $0 and $0, respectively.

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

Depreciation expense was $1,550 and $16,267 for the years ended December 31, 2011 and 2010, respectively.

Goodwill and other intangible assets

Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or earlier upon the occurrence of certain triggering events.

Goodwill is allocated among and evaluated for impairment at the reporting unit level. Management evaluates goodwill for impairment using a two-step process provided by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company determined that there were no impairments of goodwill and other intangible assets as of December 31, 2011. Intangible assets with determinable useful lives are amortized using the straight-line method over the expected life of the assets.

Amortization of intangible assets was $25,500 and $0 for the years ended December 31, 2011 and 2010, respectively.

East Cost Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

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

Research and Development Costs

The Company accounts for research and development costs in accordance with ASC 730 “Research and Development”. ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $75,372 and $333,971 for the years ended December 31, 2011 and 2010, respectively.

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

The Company capitalized no research and development costs during the years ended December 31, 2011 and 2010, respectively. The Company recorded amortization expense of $83,340 and $180,845 for the years ended December 31, 2011 and 2010, respectively. Accumulated amortization was $631,396 and $548,056 at December 31, 2011 and 2010, respectively.

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

East Cost Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Note 2 – Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, accounts payable and accrued expenses and accrued compensation. The fair value of the Company’s loans payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

Stock-Based Compensation

The Company accounts for Employee Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not granted any stock options as of December 31, 2011.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2011.

East Cost Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

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

As of December 31, 2011 and 2010, there were $171,670 and $307,675, respectively, of convertible notes payable which are convertible at various conversion rates and 10,513,813 shares of convertible preferred stock which are convertible into 210,276,260 common shares. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of net loss per share.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company operates in only one operating segment as of December 31, 2011.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards to date had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2011 through the date these financial statements were issued.

East Cost Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Note 3 – Loans Payable

Loans payable at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Unsecured $450,000 note payable to Azfar Haque, which bears interest at 9% per annum and was originally due June 15, 2008. The note is currently in default. On September 19, 2011, $25,000 of this note was transferred to Southridge Partners II, LP and was converted to common stock. During the year ended December 31, 2011, $227,250 of this note was converted to common stock. Accrued interest is equal to $174,905 and $112,805 respectively.	$372,655	$562,805

Unsecured $80,000 note payable to Rainmaker Global, Inc. which bears interest at 30% per annum and was originally due December 31, 2009. The note is currently in default. Accrued interest is equal to $54,125 and $30,125 respectively.	134,125	110,125

$55,000 convertible note payable to Charms Investments Inc., which bears interest at 10% per annum and was originally due April 15, 2010. The due date of the note has been extended to December 31, 2011. During the year ended December 31, 2011, the note and accrued interest, totalling $20,891, was converted to common stock. Accrued interest is equal to $0 and $4,359, respectively.	-	20,891

$40,000 convertible note payable to Charms Investments Inc., which bears interest at 10% per annum and was originally due October 16, 2010. The due date of the note has been extended to December 31, 2011. During the year ended December 31, 2011, the note including accrued interest, totalling $45,500, was converted to common stock. Accrued interest is equal to $0 and $3,500, respectively.	-	43,500

$20,000 convertible note payable to Leonard Marella, which bears interest at 10% per annum and was originally due October 1, 2009. The note is in default. Accrued interest is equal to $4,883 and $0, respectively.	24,883	20,000

Unsecured non-interest bearing note payable, due on demand, to Steve Palmer. The note holder loaned the Company an additional $5,500 and the entire note balance of $13,500 was converted to common stock during the year ended December 31, 2011.	-	8,000

Unsecured non-interest bearing note payable, due on demand, to Syed Ahmed.	7,000	7,000

Unsecured non-interest bearing note payable, due on demand, to Alina Farooq.	3,500	3,500

Unsecured non-interest bearing note payable, due on demand, to William Johnson. The note holder loaned the Company an additional $6,900 and $17,506 of the note was converted to common stock during the year ended December 31, 2011.	6,900	17,506

Unsecured non-interest bearing note payable, due on demand, to Robert Saidel. The note holder loaned the Company a total of $61,104, repayment were made by the Company of $1,500, and $35,972 of the note was converted to common stock during the year ended December 31, 2011.	23,964	-

Unsecured non-interest bearing note payable, due on demand, to Michael Johnstone.	1,100	-

Unsecured non-interest bearing note payable, due on demand, to Michael Carbone, Sr. $9,000 of the note was converted to common stock during the year ended December 31, 2011.	5,000	-

Unsecured $25,000 convertible note payable to Mindshare Holdings, Inc., which bears interest at 8% per annum and due January 5, 2012. The note includes a redemption premium of $7,500 and is discounted for its unamortized beneficial conversion feature of $367.	32,133	-

East Cost Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Note 3 – Loans Payable (Continued)

The Company accrued interest expense of $95,583 and $75,984 for the years ended December 31, 2011 and 2010, respectively, on the above loans.

	2011	2010

Unsecured $25,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due January 5, 2012. The note includes a redemption premium of $7,500 and is discounted for its unamortized beneficial conversion feature of $367.	32,211	-

Unsecured $17,500 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due February 1, 2012. The note includes a redemption premium of $2,625 and is discounted for its unamortized beneficial conversion feature of $1,885.	18,240	-

Unsecured $9,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due June 30, 2012. The note includes a redemption premium of $1,350 and is discounted for its unamortized beneficial conversion feature of $7,337.	3,013	-

Unsecured $16,290 convertible note payable to First Trust Management, which bears interest at 7% per annum and due September 25, 2012. The note is discounted for its unamortized beneficial conversion feature of $6,247.	10,043	-

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On November 2, 2012, the Company received $32,500, which is due May 28, 2012. The draw on the note is discounted for its unamortized beneficial conversion feature of $12,147.	20,353	-

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On November 18, 2012, the Company received $11,950, which is due May 28, 2012. The draw on the note is discounted for its unamortized beneficial conversion feature of $4,738.	7,212

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On December 5, 2012, the Company received $7,960, which is due June 5, 2012. The draw on the note is discounted for its unamortized beneficial conversion feature of $3,816.	4,144

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On December 15, 2012, the Company received $9,950, which is due June 15, 2012. The draw on the note is discounted for its unamortized beneficial conversion feature of $4,544.	5,406

Total	$711,882	$793,327

The Company borrowed $244,755 and $376,931 during the years ended December 31, 2011 and 2010, respectively.  The Company made payments of $2,500 on the loans during the year ended December 31, 2011 and no payments on the loans during the year ended December 31, 2010.  During the years ended December 31, 2011, the Company converted $394,619 of loans payable into 14,748,313 shares of the Company’s common stock.  During the year ended December 31, 2010, the Company converted $157,093 of loans payable into 13,584,383 shares of the Company’s common stock.

On July 1, 2011, the Company issued a $25,000 unsecured convertible promissory note to Southridge Partners II LP.  The note bears interest at 8% per annum, is due January 1, 2012, and is convertible at a 50% discount to the average of the two low closing bid prices during the five day period prior to the conversion date.  The note includes a redemption premium of $7,500 which is being amortized as interest expense over the term of the loan.  The note is discounted by the value of its beneficial conversion feature of $10,634, of which, $10,345 has been accreted as interest expense for the year ended December 31, 2011.  The outstanding balance of the loan at December 31, 2011 is $32,211.

East Cost Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Note 3 – Loans Payable (Continued)

On July 5, 2011, the Company issued a $25,000 unsecured convertible promissory note to Mindshare Holdings, Inc. The note bears interest at 8% per annum, is due January 5, 2012, and is convertible at a 35% discount to the average of the two low closing bid prices during the five day period prior to the conversion date. The note includes a redemption premium of $7,500 which is being amortized as interest expense over the term of the loan. The note is discounted by the value of its beneficial conversion feature of $13,508, of which, $13,141 has been accreted as interest expense for the year ended December 31, 2011. The outstanding balance of the loan at December 31, 2011 is $32,133.

On August 25, 2011, the Company issued a $17,500 unsecured convertible promissory note to Southridge Partners II LP. The note bears interest at 5% per annum, is due February 5, 2012, and is convertible at a 35% discount to the average of the two low closing bid prices during the five day period prior to the conversion date. The note includes a redemption premium of $2,625 which is being amortized as interest expense over the term of the loan. The note is discounted by the value of its beneficial conversion feature of $9,423, of which, $7,538 has been accreted as interest expense for the year ended December 31, 2011. The outstanding balance of the loan at December 31, 2011 is $18,240.

On September 9, 2011, Azfar Hague transferred $25,000 OF THE $450,000 note payable to him to Southridge Partners II LP per a Securities Transfer Agreement between the two parties. The note bears interest at 9% per annum and is currently in default.

On September 25, 2011, the Company issued a $16,290 unsecured convertible promissory note to First Trust Management. The note bears interest at 7% per annum, is due September 25, 2012, and is convertible at a 35% discount to the market price at the date of conversion. The note is discounted by the value of its beneficial conversion feature of $8,499, of which, $2,252 has been accreted as interest expense for the year ended December 31, 2011. The outstanding balance of the loan at December 31, 2011 is $10,043.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued under the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. The Company has received the following draws against the note during the year ended December 31, 2011:

•
$32,500 was drawn against the note on November 2, 2011. The draw is due May 28, 2012 and is discounted by the value of its beneficial conversion feature of $16,957, of which, $4,810 has been accreted as interest expense for the year ended December 31, 2011. The outstanding balance of the loan at December 31, 2011 is $20,353.

•
$11,950 was drawn against the note on November 18, 2011. The draw is due May 15, 2012 and is discounted by the value of its beneficial conversion feature of $6,341, of which, $1,603 has been accreted as interest expense for the year ended December 31, 2011. The outstanding balance of the loan at December 31, 2011 is $7,212.

•
$7,960 was drawn against the note on December 5, 2011. The draw is due June 5, 2012 and is discounted by the value of its beneficial conversion feature of $4,448, of which, $632 has been accreted as interest expense for the year ended December 31, 2011. The outstanding balance of the loan at December 31, 2011 is $4,144.

•
$9,950 was drawn against the note on December 15, 2011. The draw is due June 15, 2012 and is discounted by the value of its beneficial conversion feature of $5,251, of which, $707 has been accreted as interest expense for the year ended December 31, 2011. The outstanding balance of the loan at December 31, 2011 is $5,406.

On November 28, 2011, the Company issued a $9,000 unsecured convertible promissory note to Southridge Partners II LP. The note bears interest at 5% per annum, is due June 30, 2012, and is convertible at a 35% discount to the average of the two low closing bid prices during the five day period prior to the conversion date. The note includes a redemption premium of $1,350 which is being amortized as interest expense over the term of the loan. The note is discounted by the value of its beneficial conversion feature of $8,667, of which, $1,330 has been accreted as interest expense for the year ended December 31, 2011. The outstanding balance of the loan at December 31, 2011 is $3,013.

East Cost Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Note 4 – Related Parties

Loans payable – related parties at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Unsecured non-interest bearing note payable, due on demand, to Frank Russo, a Director of the Company.	$409,979	$422,006

Unsecured note payable to Edward Eppel, a Director of the Company, which bears interest at 10% per annum and is due on demand. Accrued interest is equal to $15,763 and $0, respectively.	189,319	173,256

Unsecured non-interest bearing note payable, due on demand, to Anis Sherali, a Director of the Company.	31,000	-

Unsecured non-interest bearing convertible note payable to Kayode Aladesuyi, Chief Executive Officer and President, and was originally due July 30, 2010. The due date of the note has been extended to December 31, 2011.	-	81,512

Unsecured non-interest bearing note payable, due on demand, to Kayode Aladesuyi, Chief Executive Officer and President.	-	18,456

Total	$630,298	$695,230

Frank Russo, a Director of the Company, is a holder of an unsecured non-interest bearing note of the Company. At December 31, 2009, $476,206 was due to Mr. Russo. During the year ended December 31, 2010, Mr. Russo converted $60,000 of the note into 6,000,000 shares of the Company’s common stock (See Note 5 – Stockholders’ Deficit). The Company borrowed $0 and $29,800 from and repaid $12,027 and $24,000 to Mr. Russo during the years ended December 31, 2011 and 2010, respectively.

Edward Eppel, a Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum. At December 31, 2009, $126,400 was due to Mr. Eppel. The Company borrowed $299 and $31,085 from Mr. Eppel during the years ended December 31, 2011 and 2010, respectively. $15,763 and $15,771 of interest was accrued and included in the loan balance for the years ended December 31, 2011 and 2010, respectively.

On April 2, 2010, prior to the Share Exchange, Anis Sherali, a Director of the Company, purchased 200,000 shares of the Company’s common stock for $5,000. From April 2, 2010 through December 31, 2010 Mr. Sherali purchased 27,769,232 shares of the Company’s stock for $265,900. During the year ended December 31, 2011, the Company borrowed $195,000 from Mr. Sherali and issued a non-interest bearing note. Also during the year ended December 31, 2011, the Company converted $127,000 of the note and issued 13,005,556 common shares and converted $37,000 of the note and issued 462,500 preferred shares to Mr. Sherali (see Note 5 – Stockholders’ Deficit).

Kayode Aladesuyi, the Company’s Chairman, Chief Executive Officer, and President, is the holder of an unsecured non-interest bearing note of the Company. At December 31, 2009, the outstanding balance on the note was $2,000. During the year ended December 31, 2010, the Company borrowed $170,937 from and repaid $154,481 to Mr. Aladesuyi. During the year ended December 31, 2011, the Company borrowed $10,619 from and repaid $29,075 to Mr. Aladesuyi. The balance of the note at December 31, 2011 is $0.

On July 30, 2010, Charms Investments Inc. (“Charms”) assigned its interest in their $174,425 convertible note to Mr. Aladesuyi. During the year ended December 31, 2010, the Company borrowed and additional $8,000 from and repaid $100,913 to Mr. Aladesuyi. During the year ended December 31, 2011, the Company repaid $71,012 to Mr. Aladesuyi. Also during the year ended December 31, 2011, Mr. Aladesuyi sold and assigned interest in $10,500 of the note to Charms and the Company converted the $10,500 of the note to common stock and issued 2,200,000 shares to Charms (see Note 5 – Stockholders’ Deficit). The balance of the note at December 31, 2011 is $0.

East Cost Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Note 4 – Related Parties (Continued)

The Company issued 4,000,000 shares of its common stock to Mr. Aladesuyi for services during the years ended December 31, 2010 (see Note 5 – Stockholders’ Deficit). During the year ended December 31, 2011, the Company converted $230,000 of accrued salaries due to Mr. Aladesuyi to common stock and issued 32,857,143 shares to Mr. Aladesuyi.

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

On September 17, 2010, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents. Mr. Aladesuyi is the managing member of BBGN&K. The license agreement calls for an initial license payment of $200,000 and royalty payments beginning in 2012 of 8% of EarthSearch’s revenues to be paid quarterly. The Company issued 1,428,572 shares of preferred stock in payment of the $200,000 initial license payment. (see Note 5 – Stockholders’ Deficit).

On November 2, 2011, the Company issued 4,285,714 shares of its preferred stock to Mr. Aladesuyi in conversion of $600,000 of accrued compensation due him. (see Note 5 – Stockholders’ Deficit).

On November 2, 2011, the Company issued 1,375,000 shares of its preferred stock to Mr. Russo in conversion of $125,000 of accrued compensation due him. (see Note 5 – Stockholders’ Deficit).

During the years ended December 31, 2011 and 2010, officers and shareholders of the Company contributed services having a fair market value of $0 and $347,846, respectively (see Note 5 – Stockholders’ Deficit).

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

Preferred Stock

On October 23, 2011, the Company issued 2,500,000 shares of its preferred stock to certain shareholders of Rogue Paper, Inc. (“Rouge”) in exchange for 51% of the issued and outstanding common stock of Rogue. (See Note 8 – Acquisition).

East Cost Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Note 5 – Stockholders’ Deficit (Continued)

Stock Issued for Services (Continued)

During the year months ended December 31, 2011, the Company converted $230,000 of accrued salaries due to Mr. Aladesuyi to common stock and issued 32,857,143 shares to Mr. Aladesuyi, at a price of $0.007 per share based on the market value of the shares at the time of issuance. (see Note 4 – Related Parties).

During the year ended December 31, 2011, the Company issued 357,143 shares to an unrelated party for conversion of an outstanding accounts payable of $2,500, at a price of $0.007 per share based on the market value of the shares at the time of issuance.

During the year ended December 31, 2011, the Company issued 14,718,666 shares to unrelated parties for services, at an average price of $0.020 per share based on the market value of the shares at the time of issuance.

In-Kind Contribution of Services

During the years ended December 31, 2011 and 2010, officers and directors of the Company contributed services having a fair market value of $0 and $347,846, respectively (see Note 4 – Related Parties).

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

The Company owns 94.66% of EarthSearch as of December 31, 2010 and 2011.

Note 6 – Income Taxes

No provisions were made for income taxes for the years ended December 31, 2011 and 2010 as the Company had cumulative operating losses. For the years ended December 31, 2011 and 2010, the Company incurred net losses for tax purposes of $2,368,005 and $2,609,399, respectively. The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended December 31,
	2011	2010

United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	0.0%	0.0%

East Cost Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Note 6 – Income Taxes (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	December 31,
	2011	2010
Deferred income tax assets:

Net operating loss carry forwards	$4,717,950	$3,920,540
Valuation allowance	(4,717,950)	(3,920,540)

Net deferred income tax assets	$-	$-

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $849,510 and $894,910 for the years ended December 31, 2011 and 2010, respectively.

The Company has a net operating loss carryover of $14,029,563 at December 31, 2011 to offset future income tax. The net operating losses expire as follows:

December 31,
2024	$1,152,418
2025	1,917,800
2026	1,663,944
2027	1,475,037
2028	1,216,483
2029	1,473,225
2030	2,609,399
2031	2,368,005
$13,876,311

Note 7 – Commitments and Contingencies

Operating Leases

The Company leased its office facilities in Atlanta, Georgia for $4,796 per month. The original term of the lease was 38 months and expired on May 31, 2011. The lease was extended to December 31, 2011.

On January 6, 2012, the Company moved into a new facility in Atlanta, Georgia and signed a new lease with a term of 66 months with escalating lease payments beginning at $2,163 per month. At December 31, 2011, future minimum lease payments under the lease are as follows:

2012	$25,956
2013	26,735
2014	27,550
2015	28,366
2016	29,219
2017	15,054
$152,880

East Cost Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Note 7 – Commitments and Contingencies (Continued)

Operating Leases (Continued)

Rent expense was $65,369 and $63,445 for the nine months ended September 30, 2011 and 2010, respectively.

License Agreement

On September 17, 2010, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents. The license agreement calls for royalty payments beginning in 2012 of 8% of EarthSearch’s revenues to be paid quarterly. (see Note 4 – Related Parties).

Note 8 – Acquisition

On October 23, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Rogue Paper, Inc., a California corporation (“Rogue”), and shareholders of Rogue Paper. Rogue is headquartered in San Francisco, California and is a developer of mobile and branded applications for major media enterprises. The Company acquired fifty-one percent (51%) of the issued and outstanding common stock of Rogue exchange for 2,500,000 shares of the Company’s Series A convertible preferred stock.

Pursuant to the Share Exchange Agreement, commencing six months from the Execution Date, both the Company and the holders of the Preferred Shares shall have the option to redeem any portion of such holders Preferred Shares for cash, at a price of sixty cents ($0.60) per share. Commencing twenty four (24) months from the Execution Date, holders of the remaining forty-nine percent (49%) of Rogue Paper Common Shares, have the option to have such shares redeemed by the Company for cash, at a price of $0.03 per share.

The acquisition has been accounted for under the purchase method. Management’s estimate of the fair value of the identifiable, intangible assets acquired was $765,000. None of the goodwill recognized is expected to be deductible for income tax purposes. The excess of the purchase price paid over the fair value of the assets acquired and liabilities assumed amounted to $742,107 and was allocated to goodwill.

The following table summarizes the consideration given for Rogue and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling - interest in Rogue.

Consideration Given:

2,500,000 shares of East Coast Diversified Corporation preferred stock	$425,000
Redemption rights on ECDC preferred stock	1,075,000
Redemption rights on Rogue Paper non-controlling common stock	29,973

Total Consideration	$1,529,973

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$62,698
Prepaid expenses	1,000
Property and equipment, net	4,664
Accounts payable	(23,525)
Total identifiable net assets	44,837

Noncontrolling interest in Rogue Paper, Inc.	(21,971)
Intangible assets	765,000
Goodwill	742,107

$1,529,973

East Cost Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Note 8 – Acquisition (Continued)

Intangible assets consisting of intellectual technology property were valued by an independent valuation firm based on the discounted projected cash flows over their expected live of 5 years.

Amortization of intangible assets was $25,500 and $0 for the years ended December 31, 2011 and 2010, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Expected amortization of intangible assets for each of the next five years is $153,000 in years 2012 through 2015 and $127,500 in 2016.

Note 9 – Subsequent Events

On January 5, 2012, the company issued a secured convertible promissory note to Street Capital, Inc. for $60,000. The note is due July 5, 2012, is non-interest bearing, is convertible into shares of the Company’s common stock at a conversion price of the average of the closing bid prices during the three trading days immediately prior to the date of the conversion, and is secured by the assets of the Company. 600,000 shares of the Company’s common stock were issued to Street Capital, Inc. as an incentive to fund the note.

On January 12, 2011, the Company issued 250,000 shares of its common stock to an investor for $1,000.

On January 12, 2011, the Company issued 7,500,000 shares of its common stock to Andrea Rocha, Comptroller of the Company and the wife of Kayode Aladesuyi, for conversion of accrued compensation of $22,500.

On February 14, 2012, the Company issued 5,769,231 to a consultant for services rendered.

On February 23, 2012, the Company issued 8,000,000 to a legal firm for services rendered of $71,760. These shares were issued under the 2010 Stock Incentive Plan dated September 17, 2010.

For the period from January 1, 2012 through April 12, 2011, the Company issued 129,024,374 shares of its common stock in conversion of loans payable in the amount of $227,532.

On February 29, 2012 the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to increase the Company’s authorized capital stock to 1,000,000,000 shares, par value $0.001 per share, including (i) 950,000,000 shares of common stock, par value $0.001 per share and (ii) 50,000,000 shares of preferred stock, par value $0.002 per share.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.