Form 10-K/A
period 2011-12-31
EAST COAST DIVERSIFIED CORP
filed 2012-05-04
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50302

EAST COAST DIVERSIFIED CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	55-0840109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on a closing price of $0.0199 on June 30, 2011 was approximately $1,437,200. As of April 15 , 2012, the registrant had 558,549,281 shares of its common stock, par value $0.001, outstanding.

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

StudentConnect is one of our most recent divisions utilizing GPS technology to enhance the safety of student bus riders. Our ability to create a social application that will enhance user experience will improve the success of this technology and Rogue Paper can play a significant role in helping us achieve this objective.   It is our objective to support the management of Rogue Paper as it implements its business plan and strategies, including acquisitions, in other to increase growth.

The addition of Rogue Paper to the Company’s current operations is a strategic approach to continuing the innovation of our business and diversification of the business portfolio. The Company plans to add experienced management with an extensive background in social media to its management team in the near future.

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

On October 23, 2011, (the “Effective Date”) the Company entered into a Share Exchange Agreement (the “Rogue Paper Share Exchange Agreement”) with Rogue Paper, Inc., a California corporation (“Rogue Paper”) and certain shareholders of Rogue Paper (the “Rogue Paper Shareholders”).

Pursuant to the Rogue Paper Share Exchange, the Company acquired fifty-one percent (51%) of the issued and outstanding shares of common stock of Rogue Paper (the “Rogue Paper Shares”) in exchange for two million five hundred thousand (2,500,000) shares of the Company’s Series A Convertible preferred stock, par value $0.001 per share (the “Preferred Shares”).  No sooner than twelve months  from the Effective Date, the Preferred Shares shall be convertible, at the option of the holder of such shares, into an aggregate of fifty million shares (50,000,000) of the Company’s common stock, par value $0.001 per share.

Beginning six months from the Effective Date, both the Company and holders of the Preferred Shares shall have the option to redeem any portion of such holders for Preferred Shares, for cash, at a price of sixty cents ($0.60)  per share.  Commencing twety-four (24) months from the Effective Date, the holders of the remaining, unsold shares of Rogue Paper common stock may require the Company to redeem such shares, for cash, at a price of three cents ($0.03) per share.

Furthermore, the Company shall purchase up to one million dollars ($1,000,000) of additional shares of Rogue Paper common stock, in intervals to be determined, over the course of the next twelve months.

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

We completed our product development in the first quarter of 2010, and began commercial beta tests in the summer of 2010. We officially launched our new business and product portfolio in 4 th  quarter of 2010. We immediately saw revenue growth as 60% of our 2010 revenue came in the 4 th  quarter of 2010. We expect to outperform our entire 2010 revenue levels in the 1 st  quarter of 2011 and we expect to continue to see significant increases in revenue throughout 2011. We are currently engaged in numerous pilot projects with several major organizations. We have also expanded our product offering into military logistics.
As part of our growth strategy, we launched an aggressive sales network development program in the summer of 2010.   We have more than 15 distribution partners in 5 geographic regions (Southeast, Asia, Africa, South and North America). We launched a new web site reflecting our new business, products and solutions.

Part of our strategy is to implement a merger and acquisition plan as a part of the 2012 growth strategy. We will focus on targeting those GPS firms with a concentration of clients with advanced supply chain solution needs. We will also seek joint venture opportunities where our technology will have significant impact on the success of the opportunities.

Products and Services

LogiBoxx is the world’s first vehicle tracking device with an embedded RF Module.  LogiBoxx provides the ability to perform the dual functions of an RFID solution by communicating directly with RF Tags while also creating a wireless gateway between mobile RFID solution and a backend server to function as a fleet management solution.

GATIS (Global Asset Tracking and Identification System) is a very advanced web based asset management platform. It incorporates several applications and vertical market that integrates GPS and RFID data into their operation and business GATIS is the only web-based application that allows for the management of integrated GPS/RFID at hardware level.  It is a necessary application for the management of assets in transit.

EarthSearch’s LogiBoxx solution, when used with our GATIS application, utilizes integrated RFID and GPS data, delivered in real time, under the most complex data analysis and business logic process, to achieve decisions needed by governments and businesses to accomplish critical organization objectives .

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

Our solutions include RFID implementation for various industries and vertical markets utilizing global standards such as EPC Gen 2 standards, 2.4ghz active RFID platforms with proprietary protocols. We utilize passive and semi-passive, as well as active, tags to create integrated solutions for our clients that will meet the desired objectives. Our expertise in the integration of GPS with RFID allows us to create hybrid solutions that can result in solutions once considered impossible, such as implementation of Active/Passive RFID applications in the same solution .

Whatever the industry, EarthSearch uses its proprietary wireless communication between GPS and RFID, integrated with sensor technology, to deliver the most advanced Auto ID solutions in the market. Our proprietary  GATIS  software uses integrated RFID/GPS data with intelligent business logic to deliver solutions and information for business decisions.

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

Products and Services

TV Tune-In is one of the world’s first social TV platforms that allows media companies to develop branded iPhone, iPad  and Android applications for television shows and channels. TV Tune-In is Rogue Paper’s proprietary platform, designed to provide a feature-rich Audience Engagement Platform to media and entertainment companies. Whether a viewer engages with a second screen via smartphone, tablet or desktop, TV Tune-In is the ideal white-label solution. It allows broadcasters to quickly onboard television properties and content producers to engage viewers through timed content, curated social commentary and other customized interactions.

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

Trademarks

The Company registered TV Tune-In trademarks with the United States Patent and Trademark Office.

Competition

There are numerous direct-to-consumer platforms providing experiences that compete with TV broadcasters for viewer mindshare.  Several other companies, such as Into Now and Miso, can be considered direct competitors to Rogue Paper and have more access to capital.  However, we believe that utilizing the Rogue Paper technology in various social medial platforms, as well within our own business divisions, will provide Rogue Paper with more deployment opportunities and a greater potential for growth.

Employees

As of December 31, 2011, we had 15 full-time employees and 1 full-time consultant.

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

WE HAVE SUSTAINED RECURRING LOSSES SINCE INCEPTION AND EXPECT TO INCUR ADDITIONAL LOSSES IN THE FORESEEABLE FUTURE.

Our main operating subsidiary was formed in November 2003 and has reported annual net losses since inception. For our fiscal years ended December 31, 2011 and 2010, we experienced losses of $2,280,676 and $2,496,892, respectively. As of December 31, 2011 we had an accumulated deficit of $ 13,062,595 . In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

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

During the last fiscal year, more than 70% of our revenue was from international partners who were purchasing initial products as part of their partnership program. Our partnership program is a white label program that allow us to brand our technology and software for our partners. We customize the technology (hardware and software) under their corporate brand, makes software modifications and changes to meet the individual local culture. Currently, 30% of our revenue now comes from the domestic market and the other 70% from foreign markets. We generate approximately 60% of our revenue from emerging markets in Africa and Middle East and SE. Asia. Some of the countries where we have generated significant portion of our revenue include Kenya, Tanzania, Nigeria, UAE, Indonesia, Turkey and Vietnam. Approximately 30% of our first fiscal quarter revenue came from Nigeria while approximately 50% of our revenue in the second fiscal quarter came from Kenya and Tanzania.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Description of Property.

Properties

Our principal executive office is located at 810 Franklin Court, Suite H, Marietta, Ga. 30067.  We currently lease approximately 3708 square feet of generic office space on 6 year term for $2,163, $2,227, $2,295, $2,363, $2,434, and $2,509 from each month for the 1st through the sixth year respectively. This lease expires 2018.  This space is utilized for office purposes and it is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

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

(c) Dividend Information.

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business.

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

According to an article on Industryweek.com, “RFID Expecting Strong Rebound”, GPS solutions will become inadequate for business needs and the market would demand or require more sophisticated solutions for asset management, workforce optimization and security. RFID technology was growing at a significant rate and a combination of both technologies was inevitable. Management seized the opportunity of the slow economy to develop the world’s first solution for continuous visibility of assets and become a global leader in offering such an integrated solution. We are also continuing to utilize the technology to provide for other applications such as oil pipeline monitoring.

We completed our product development in the first quarter of 2010, and began commercial beta tests in the summer of 2010. We officially launched our new business and product portfolio in fourth quarter of 2010. We immediately saw revenue growth as 60% of our 2010 revenue came in the 4th quarter of 2010. We outperformed our entire 2010 revenue levels in the 1st quarter of 2011 and we expect to continue to see significant increases in revenue. We are currently engaged in numerous pilot projects with several major organizations, including but not limited to the following partners and customers:   G3 enterprises (Gallo Wines), Tanzania Revenue Authority through Utrack, Servpro in Arizona, Interactive Group in UAE and Pakistan, Belfor in Canada, Utrack in Canada,  Cnord in Russia and Conctena in Switzerland,   Our business with each of the aforementioned organizations consists of the following:

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

Operating Expenses

For the year ended December 31, 2011, operating expenses were $2,480,768 compared to $2,508,156 for the same period in 2010, a decrease of 1.1%.

Cost of revenues increased $219,275 and is directly attributable to the increase in revenues for the year ended December 31, 2011.

For the year ended December 31, 2011, selling, general and administrative expenses were $2,179,420 compared to $2,404,804 for the same period in 2010, a decrease of 9.4%. This decrease was primarily caused by accounting fees decreased from $89,278 to $27,282, compensation for board members decreased from $170,000 to $80,000, professional fees related to public company compliance and investor relations increased from $160,350 to $475,997, research and development costs decreased from $333,971 to $75,372, and salary expenses decreased from $1,408,008 to $1,172,382.

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

Net Loss

We generated net losses of $2,280,676 for the year ended December 31, 2011 compared to $2,496,892 for the same period in 2010, a decrease of 8.7%. Included in the net loss for the year ended December 31, 2011 was a loss on the conversion of debt of $432,270, interest expense of $177,308, reduced by a gain on the recovery of accounts payable of $146,859 and non-controlling interests’ share of the net loss of EarthSearch and Rogue Paper of $51,832.  Included in the net loss for the year ended December 31, 2011 was a loss on the conversion of debt of $66,157, loss on the purchase of non-controlling interest of $55,849 and interest expense of $108,550, reduced by non-controlling interests’ share of the net loss of EarthSearch of $112,507.

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

Liquidity and Capital Resources during the year ended December 31, 2011 compared to the year ended December 31, 2010

As of December 31, 2011, we had cash of $53,519 and a working capital deficit of $3,384,298.  The Company generated a negative cash flow from operations of $533,325 for the year ended December 31, 2011, as compared to cash used in operations of $1,060,618 for the year ended December 31, 2010. The negative cash flow from operating activities for the year ended December 31, 2011 is primarily attributable to the Company's net loss from operations of $2,280,676, offset by noncash depreciation and amortization of $110,390, stock issued for services of $945,430, loss on the conversion of debt of $432,270, accrued interest on loans payable of $111,347, accretion of beneficial conversion feature on notes payable of $42,358, amortization of payment redemption premium of $16,899, amortization of prepaid license fee of $12,500 and net cash from changes in operating assets and liabilities of $272,845, offset by a gain on the recovery of accounts payable of $146,859 and noncontrolling interests in the loss of EarthSearch and Rogue Paper of $49,829.

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

Item 8.  Financial Statements.

Our financial statements are contained in pages F-1 through F-25 which appear at the end of this Annual Report.

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

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officers are not acting on behalf of nor will act at the direction of any other person.

For the year ended December 31, 2011, the Board held 4 meetings and acted by Unanimous Written Consent 3 times.

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

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Stock Awards (7)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total

Kayode Aladesuyi, Chariman,	2011	$175,000		$600,000	$-	$-	$-	$21,723	(5)	$706,723
Chief Executive Officer, President	2010	$350,000		$-	$-	$-	$-	$18,530	(5)	$408,530
and Chief Financial Officer (1)	2009	$271,876		$-	$-	$-	$-	$12,000	(5)	$283,876

Frank Russo, Executive	2011	$-		$-	$-	$-	$-	$-		$-
Vice President (1) (2)	2010	$187,500		$-	$-	$-	$-	$6,530	(6)	$194,034
	2009	$-		$-	$-	$-	$-	$-		$-

John Ferguson	2011		$-	$-	$-	$-	$-	$-		$-
Vice President (1) (3)	2010	$43,068		$-	$-	$-	$-	$-		$43,068
	2009	$-		$-	$-	$-	$-	$-		$-

Frank Rovito, Chief	2011	$-		$-	$-	$-	$-	$-		$-
Executive Officer, Chief	2010	$-		$-	$-	$-	$-	$-		$-
Financial Officer and Director (4)	2009	$-		$-	$-	$-	$-	$-		$-

Aaron Goldstein, Vice	2011	$-		$-	$-	$-	$-	$-		$-
President and Chairman (4)	2010	$-		$-	$-	$-	$-	$-		$-
	2009	$-		$-	$-	$-	$-	$-		$-

(1) Appointed on April 2, 2010.

(2) Position was eliminated on October 1, 2010.

(3) Resigned on September 21, 2010.

(4) Resigned on April 2, 2010.

(5) All other compensations includes car allowance each year and health insurance premiums.

(6) All other compensation includes $6,350 of health insurance premiums.

(7) Stock awards are valued at Market Value on date of award.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no outstanding equity awards at the end of the most recent completed fiscal year.

Compensation of Directors

The general policy of the Board is that Directors earn $10,000 per quarter for each quarter served. The Board of Directors has the primary responsibility for considering and determining the amount of Director compensation. The board waived compensation for the 2nd and 3rd quarters of the year ended 2011. The Company accrued compensation for the board for the 1st and 4th quarters

The following table shows amounts earned by each Director in the fiscal year ended December 31, 2011.

Director	Year	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Kayode Aladesuyi	2011	$10,000	$10,000	$-	$-	$-	$-	$20,000
	2010	$40,000	$-	$-	$-	$-	$-	$40,000

Frank Russo	2011	$10,000	$10,000	$-	$-	$-	$-	$20,000
	2010	$40,000	$-	$-	$-	$-	$-	$40,000

Edward Eppel	2011	$10,000	$10,000	$-	$-	$-	$-	$20,000
	2010	$40,000	$-	$-	$-	$-	$-	$40,000

Anis D. Sherali	2011	$10,000	$10,000	$-	$-	$-	$-	$20,000
	2010	$40,000	$-	$-	$-	$-	$-	$40,000

Afred ("Ted") Ruhly (3)	2011	$-	$-	$-	$-	$-	$-	$-
	2010	$10,000	$-	$-	$-	$-	$-	$10,000

(1) Reflects the amount of fees earned during each year ended on December 31.

(2) Stock awards are valued at Market Value on date of award.

(3) Mr. Ruhly was removed as a Director on September 30, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of March 31,2012 , by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Kayode Aladesuyi (3)	165,753,001	24.65%

Frank Russo (4)	34,573,895	5.90%

Edward Eppel	204,409	.04%

AnisSherali (5)	51,304,689	9.04%

All Directors and Executive Officers as a Group (4 persons)	251,835,994	45.11%

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

(2)
For each shareholder, the calculation of percentage of beneficial ownership is based upon  558,263,567 shares of Common Stock outstanding as of March 31,2012 , and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

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

Authorized and Outstanding Securities

The Company is authorized to issue 950,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of our preferred stock par value $0.001 per share. As of April 15, 2012, there were issued and outstanding 558,263,567  shares of our common stock and no shares of our Series A preferred stock.

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

Series A Preferred Stock

The Company is authorized to issue 20,000,000 shares of the Company’s Series A Preferred Stock. As of December 31, 2011, 813,813 shares of the Company’s Series A Preferred Stock are issued and outstanding. One share of Series A Preferred Stock entitles holders to 100 votes for all matters submitted to a vote of the Company’s common stockholders.

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

On November 2, 2011, the Company issued 4,285,714 shares of its Series A preferred stock to Mr. Aladesuyi in conversion of $600,000 of accrued compensation due him.

On November 2, 2011, the Company issued 1,375,000 shares of its Series A preferred stock to Mr. Russo in conversion of $125,000 of accrued compensation due him.

Item 14.  Principal Accountant Fees and Services.

On March 10, 2011, the Company replaced KBL, LLC and engaged Randall N. Drake, CPA P.A. as its independent registered public accounting firm as of and for the year ended December 31, 2010.  The change in independent registered public accounting firm is not the result of any disagreement with KBL, LLC.

	2011	2010

Audit fees	$35,825	$101,574
Audit-related fees	-	-
Tax Fees	-	-
All other fees	-	-

	$35,825	$101,574

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
Exhibit 3.4
Certificate of Amendment to the Articles of Incorporation, filed with the Secretary of State of Nevada on June 3, 2011 (incorporated herein by reference to exhibit 3.1 of the Company’s current report on form 8-k filed with the commission on July 8, 2011)

Exhibit 3.5	Certificate of Incorporation to the Articles of Incorporation, filed with the State of Nevada on February 9, 2012
Exhibit 10.1	Share Exchange Agreement between East Coast Diversified Corporation and EarthSearch Communications International, Inc. dated January 12, 2010 (1)
Exhibit 10.2	Private Stock Purchase Agreement dated April 6, 2010 between Energy Partners, LLC and Messrs. Aaron Goldstein and Frank Rovito (1)
Exhibit 10.3	East Coast Diversified Corporation 2010 Incentive Stock Plan (3)
Exhibit 10.4
Equity Purchase Agreement by and among Southridge Partners II, LP and East Coast Diversified Vorporation (incorporated by reference to exhibit 10.5 of the Company’s registration statement on Form S-1 filed with the commission on August 19, 2011)

Exhibit 10.5	Registration Rights Agreement by and among Southridge Partners II, LP and East Coast Diversified Corporation (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed with the commission on Augudt 19, 2011).
Exhibit 10.6	Share Exchange Agreement by and between the Company and Rogue Paper, Inc (incorporated by reference to the Company’s Quarterly report on Form 10-Q filed with the Commission on November 21, 2011)
Exhibit 31.1	Rule 13a-14(a) Certification by the Chief Executive Officer and Interim Chief Financial Officer (4)
Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 12, 2010.
(2)	Incorporated by reference from Company’s Form 10-SB/12g filed with the Securities and Exchange Commission on August 6, 2003.
(3)	Incorporated by reference from Company’s Form S-8 filed with the Securities and Exchange Commission on September 27, 2010.
(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kayode Aladesuyi	May 4, 2012
Kayode Aladesuyi, Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive and Principal Financial Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kayode Aladesuyi	May 4, 2012
Kayode Aladesuyi, Director	Date

/s/ Frank Russo.	May 4, 2012
Frank Russo, Director	Date

/s/ Anis D. Sherali	May 4, 2012
Anis D. Sherali, Director	Date

/s/ Edward Eppel	May 4, 2012
Edward Eppel, Director	Date

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets At December 31, 2011 and 2010	F-2

Consolidated Statements Of Operations For the Years Ended December 31, 2011 and 2010	F-3

Consolidated Statements Of Cash Flows For the Years Ended December 31, 2011 and 2010	F-4 - F-5

Consolidated Statements Of Shareholders' Equity For the Years Ended December 31, 2011 and 2010	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-25

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

/s/ Drake & Klein CPAs

Drake & Klein CPAs
April 16, 2012

PO Box 24932451 Dunedin, FL 34697-2493 727-512-2743	McMullen Booth Rd. Suite 210 Clearwater, FL 33759-1362

East Coast Diversified Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2011	2010

ASSETS

Current assets
Cash	$53,519	$1,278
Accounts receivable, net	273,031	49,522
Inventory	33,523	51,618
Prepaid license fees	50,000	-
Prepaid expenses	3,076	-
Total current assets	413,149	102,418

Property and equipment, net	22,814	15,309

Other assets
Capitalized research and development costs, net	9,273	92,613
Intangible assets, net	739,500	-
Goodwill	742,107	-
Prepaid license fees	137,500	-
Escrow deposits	3,462	25,000
Security deposits	4,521	4,521
Total other assets	1,636,363	122,134

Total assets	$2,072,326	$239,861

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$16,675	$-
Loans payable	711,882	793,327
Loans payable - related party	630,298	695,230
Accounts payable and accrued expenses	721,010	813,411
Accrued payroll and related liabilities	1,717,582	1,663,700
Total current liabilities	3,797,447	3,965,668

Other liabilities	-	-

Total liabilities	3,797,447	3,965,668

Commitments and contingencies
Contingent acquisition liabilities	1,104,973	-

Stockholders' deficit
Preferred stock, $0.002 par value, 20,000,000 shares authorized, 10,513,813 and no shares issued and outstanding at December 31, 2011 and 2010, respectively	21,028	-
Common stock, $0.001 par value, 480,000,000 and 200,000,000 shares authorized, 289,895,481 and 110,953,778 shares issued and outstanding at December 31, 2011 and 2010, respectively	289,895	110,954
Additional paid-in capital	10,180,384	7,176,106
Accumulated deficit	(13,062,595)	(10,781,919)
Total East Coast Diversified stockholders' deficit	(2,571,288)	(3,494,859)
Noncontrolling interest	(258,806)	(230,948)
Total stockholders' deficit	(2,830,094)	(3,725,807)

Total liabilities and stockholders' deficit	$2,072,326	$239,861

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended December 31,
	2011	2010

Revenues:
Product sales	$203,776	$76,984
Consulting and development	352,041	21,757
User fees	56,665	30,507
Total revenues	612,482	129,248

Operating Expenses
Cost of revenues:
Product sales	118,285	41,085
Consulting and development	107,648	1,901
User fees	74,915	38,587
Selling, general and administative expense	2,179,420	2,404,804
Loss on disposal of assets	-	21,779

Total operating expenses	2,480,268	2,508,156

Loss from operations	(1,867,786)	(2,378,908)

Other income (expense)
Other income	146,859	65
Interest expense	(177,308)	(108,550)
Loss on conversion of debt	(432,270)	(66,157)
Loss on acquisition of non-controlling interest	-	(55,849)
Total other income (expense)	(462,719)	(230,491)

Net loss before noncontrolling interests	(2,330,505)	(2,609,399)
Net loss attributable to noncontrolling interests	49,829	112,507

Net loss	$(2,280,676)	$(2,496,892)

Net loss per share - basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	184,066,678	77,118,976

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,280,676)	$(2,496,892)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(49,829)	(112,507)
Depreciation and amortization	110,390	197,112
Loss on conversion of debt	432,270	66,157
Loss on disposal of assets	-	21,779
Gain on recovery of accounts payable	(146,859)	-
Loss on acquisition of noncontrolling interest	-	55,849
Stock issued in lieu of cash compensation	-	183,159
Stock issued for services	945,430	-
In-kind contribution of services	-	347,846
Amortization of prepaid license fee	12,500	-
Amortization of payment redemption premium as interest	16,899	-
Accretion of beneficial conversion feature on convertible notes payable as interest	42,358	-
Interest accrued on loans payable	111,347	91,755
Changes in operating assets and liabilities:
Accounts receivable, net	(223,509)	(47,263)
Inventory	18,095	(42,189)
Prepaid expenses	-	5,000
Supplier advances	-	29,576
Escrow deposits	21,538	-
Bank overdraft	16,675	(5,207)
Accounts payable and accrued expenses	31,164	104,917
Accrued payroll and related liabilities	408,882	540,290
Net cash used in operating activities	(533,325)	(1,060,618)

Cash flows from investing activities:
Capital expenditures	(4,391)	(6,760)
Cash received in acquisition	62,698	-
Cash received in reverse merger	-	6
Proceeds received for reimbursement of escrow deposits	-	220,000
Payments of escrow deposits	-	(145,000)
Net cash from investing activities	58,307	68,246

Cash flows from financing activities:
Proceeds from issuance of common stock	186,200	656,125
Proceeds from issuance of preferred stock	5,000	-
Stock issuance costs	-	(23,000)
Proceeds from loans payable	244,755	376,931
Proceeds from loans payable - related party	205,919	264,823
Repayments of loans payable	(2,500)	-
Repayments of loans payable - related party	(112,115)	(281,995)
Net cash from financing activities	527,259	992,884

Net increase (decrease) in cash	52,241	512

Cash at beginning of period	1,278	766

Cash at end of period	$53,519	$1,278

See accompanying notes to consolidated financial statements.

Continued

East Coast Diversified Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2011	2010
Supplemental disclosure of cash flow information:

Cash paid for interest	$6,704	$16,795

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Issuance of 101,114,668 and 13,584,3830 shares of common stock in conversion of loans payable	$394,619	$157,093

Issuance of 13,055,556 and 8,500,000 shares of common stock in conversion of loans payable - related party, resepctively	$137,500	$85,000

Issuance of 462,500 shares of preferred stock in conversion of loans payable - related party	$37,000	$-

Payment redemption premiums on convertible notes payable	$18,975	$-

Beneficial conversion feature of convertible notes payable	$83,728	$-

Issuance of 357,143 shares of common stock in conversion of accounts payable	$2,500	$-

Issuance of 32,857,143 shares of common stock in conversion of accrued salaries to related party	$230,000	$-

Issuance of 1,375,000 shares of preferred stock in conversion of accrued salaries to related party	$125,000	$-

Issuance of 1,428,572 shares of preferred stock in payment of initial license fee to a related party

Issuance of 2,500,000 shares of preferred stock in acquisition of Rogue Paper, Inc.	$425,000	$-

Recognition of acquisition commitment liabilities in acquisition of Rogue Paper, Inc.	$1,104,973	$-

Reduction of 95,848,349 shares of common stock in stock exchange	$-	$(1,387,429)

Recognition of noncontrolling interest at date of stock exchange	$-	$(171,656)

   See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
For the Year Ended December 31, 2011

	Preferred stock		Common stock		Additional			Total
					paid-in	Accumulated	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	interest	deficit

Balance, December 31, 2010	-	$-	110,953,778	$110,954	$7,176,106	$(10,781,919)	$(230,948)	$(3,725,807)

Common shares issued for cash	-	-	16,888,527	16,888	169,312	-	-	186,200

Preferred shares issued for cash	37,500	75	-	-	4,925	-	-	5,000

Common shares issued for conversion of loans payable - related party	-	-	13,005,556	13,005	86,250	-	-	99,255

Preferred shares issued for conversion of loans payable - related party	462,500	925	-	-	36,075	-	-	37,000

Common shares issued for conversion of loans payable	-	-	101,114,668	101,115	764,019	-	-	865,134

Common shares issued for conversion of accrued salaries to related party	-	-	32,857,143	32,857	197,143	-	-	230,000

Preferred shares issued for conversion of accrued salaries to related parties	5,660,714	11,322	-	-	713,678	-	-	725,000

Preferred shares issued for initial license payment to related party	1,428,572	2,857	-	-	197,143	-	-	200,000

Value of beneficial conversion feature of convertible notes payable	-	-	-	-	83,728	-	-	83,728

Common shares issued for conversion of accounts payable	-	-	357,143	357	2,143	-	-	2,500

Common shares issued for services	-	-	14,718,666	14,719	285,711	-	-	300,430

Preferred shares issued for services	424,527	849	-	-	44,151	-	-	45,000

Preferred shares issued for acquisition of 51% of the outstanding common stock of Rogue Paper, Inc.	2,500,000	5,000	-	-	420,000	-	21,971	446,971

Net loss for the year ended December 31, 2011	-	-	-	-	-	(2,280,676)	(49,829)	(2,330,505)

Balance, December 31, 2011	10,513,813	$21,028	289,895,481	$289,895	$10,180,384	$(13,062,595)	$(258,806)	$(2,830,094)

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $13,062,595 at December 31, 2011, a net loss and net cash used in operations of $2,280,676 and $533,325, respectively, for the year ended December 31, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

East Coast Diversified Corporation and Subsidiaries
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

East Coast Diversified Corporation and Subsidiaries
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

East Coast Diversified Corporation and Subsidiaries
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

East Coast Diversified Corporation and Subsidiaries
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

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents. Mr. Aladesuyi is the managing member of BBGN&K. The license agreement calls for royalty payments beginning in 2012 of 8% of EarthSearch’s revenues to be paid quarterly. Also on October 5, 2011, the Company's Board of Directors approved the issuance of 1,428,572 shares of preferred stock to Mr. Aladesuyi as payment of $200,000 initial license fee. (see Note 5 – Stockholders’ Deficit).

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

East Coast Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Note 5 – Stockholders’ Deficit (Continued)

Preferred Stock (continued)

On November 2, 2011, the Company issued 4,285,714 shares of its preferred stock to Mr. Aladesuyi in conversion of $600,000 of accrued compensation due him.  (see Note 4 – Related Parties).

On November 2, 2011, the Company issued 1,428,572 shares of its preferred stock to Mr. Aladesuyi as payment of an initial license fee.  (see Note 4 – Related Parties).

On November 2, 2011, the Company issued 1,375,000 shares of its preferred stock to Mr. Russo in conversion of $125,000 of accrued compensation due him.  (see Note 4 – Related Parties).

On December 8, 2011, the Company issued 462,500 shares of its preferred stock to Mr. Sherali in conversion of a note payable.  (see Note 4 – Related Parties).

During the year ended December 31, 2011, the Company issued 37,500 shares of preferred stock in a private placement for a total of $5,000 ($0133 per share).

During the year ended December 31, 2011, the Company issued 424,527 shares of preferred stock to a consultant for services, at an average price of $0.106 per share based on the fair value of the services provided.

Common Stock Issued for Cash

During the year ended December 31, 2010, the Company issued 46,515,149 shares of common stock in private placements for a total of $656,125 ($0.014 per share).

During the yearended December 31, 2011, the Company issued 16,888,527 shares of common stock in private placements for a total of $186,200 ($0.011 per share).

Common Stock Issued in Conversion of Debt

During the year ended December 31, 2010, the Company issued 8,500,000 shares of common stock in the conversion of $85,000 of notes payable to related parties (see Note 4 – Related Parties) and 13,584,383 shares of common stock in the conversion of $157,093 of notes payable to unrelated parties(see Note 3 – Loans Payable).

During the year ended December 31, 2011, the Company issued 13,005,556 shares of common stock in the conversion of $137,500 of notes payable to related parties (see Note 4 – Related Parties) and 101,114,668 shares of common stock in the conversion of $394,619 of notes payable to unrelated parties(see Note 3 – Loans Payable).

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

East Coast Diversified Corporation and Subsidiaries
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

East Coast Diversified Corporation and Subsidiaries
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
$152,880

East Coast Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Note 7 – Commitments and Contingencies (Continued)

Operating Leases (Continued)

Rent expense was $65,369 and $63,445 for the nine months ended September 30, 2011 and 2010, respectively.

Acquisition Liabilities

Pursuant to the Share Exchange Agreement with Rogue Paper, Inc., commencing six months from the Execution Date, both the Company and the holders of the Preferred Shares shall have the option to redeem any portion of such holders Preferred Shares for cash, at a price of sixty cents ($0.60) per share, or $1,075,000.  Commencing twenty four (24) months from the Execution Date, holders of the remaining forty-nine percent (49%) of Rogue Paper Common Shares, have the option to have such shares redeemed by the Company for cash, at a price of $0.03 per share, or $29,973.  (see Note 8 – Acquisition).

License Agreement

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents. The license agreement calls for royalty payments beginning in 2012 of 8% of EarthSearch’s revenues to be paid quarterly. (see Note 4 – Related Parties).

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

$1,529,973

East Coast Diversified Corporation and Subsidiaries
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

On January 12, 2012, the Company issued 250,000 shares of its common stock to an investor for $1,000.

On January 12, 20121, the Company issued 7,500,000 shares of its common stock to Andrea Rocha, Comptroller of the Company and the wife of Kayode Aladesuyi, for conversion of accrued compensation of $22,500.

On January 12, 2012, the Company issued 100,000 shares of its preferred stock to an investor for $5.000.

On January 12, 2012, the Company issued 100,000 shares of its preferred stock to an investor for $5,000.

On January 12, 2012, the Company issued 1,105,381 shares of its preferred stock to an investor for $67.000.

On January 12, 2012, the Company issued 100,000 shares of its preferred stock to an investor for $12,000.

On January 12, 2012, the Company issued 408,164 shares of its preferred stock (102,041 each) to its directors in payment of $40,000 ($10,000 each) of accrued board compensation.

On January 12, 2012, the Company issued 100,000 shares of its preferred stock to an investor for $5,000.

On February 14, 2012, the Company issued 5,769,231 to a consultant for services rendered of $15,000.

On February 14, 2012, the Company issued 925,000 shares of its preferred stock to an investor for $37,000.

On February 23, 2012, the Company issued 8,000,000 to a legal firm for services rendered of $71,760. These shares were issued under the 2010 Stock Incentive Plan dated September 17, 2010.

On March 21, 2012, the Company issued 607,487 shares of its preferred stock to a consultant for services rendered of $55,000.

For the period from January 1, 2012 through April 12, 2011, the Company issued 129,024,374 shares of its common stock in conversion of loans payable in the amount of $227,532.

On February 29, 2012 the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to increase the Company’s authorized capital stock to 1,000,000,000 shares, par value $0.001 per share, including (i) 950,000,000 shares of common stock, par value $0.001 per share and (ii) 50,000,000 shares of preferred stock, par value $0.001 per share.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Note 10 – Unaudited Pro Forma Combined Financial Information

The following unaudited pro forma condensed combined statements of operations are presented to illustrate the estimated effects of the Rogue Paper Acquisition Agreement. The unaudited pro forma condensed combined statements of operations were prepared using the historical statements of operations of the Company and the historical statements of operations of Rogue Paper. The unaudited pro forma condensed combined statements of operations should be read in conjunction with the Company's audited statement of operations for the year ended December 31, 2011.

The unaudited pro forma condensed combined statement of operations for the year ended December 31, 2010 assumes that the Rogue Paper Agreement was consummated at February 17, 2010 (date of Inception of Rogue Paper).

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2011 (UNAUDITED)

		East Coast
		Diversified
		Corporation	Rogue Paper, Inc.	Pro Forma
		Historical	Historical	Adjustments	Ref	Combined
			(1)

	Revenues	$612,482	$457,410	$-		$1,069,892

	Operating expenses:
	Cost of revenues	300,848	308,392			609,240
	Selling general and administrative expenses	2,216,920	247,708			2,464,628

	Total Operating expenses	2,517,768	556,100	-		3,073,868

	Loss from operations	(1,905,286)	(98,690)	-		(2,003,976)

	Other income (expense)	(462,719)	-	-		(462,719)

	Loss before income taxes	(2,368,005)	(98,690)	-		(2,466,695)

	Income tax expense (benefit)	-	-	-		-

	Loss before noncontrolling interest	(2,368,005)	(98,690)	-		(2,466,695)

	Loss attributable to noncontrolling interest	(51,832)	-	(48,358)	(2)	(100,190)

	Net loss	$(2,316,173)	$(98,690)	$48,358		$(2,366,505)

	Preferred stock dividends	-	-	-		-

	Net loss per share;
	Basic and diluted	$(0.01)	$(0.05)			$(0.01)

	Weighted average number of shares:
	Basic and diluted	184,066,678	2,021,714	(2,021,714)	(3)	184,066,678

(1)	Represents unaudited results of operations of Rogue Paper, Inc. from January 1, 2011 to October 23, 2011.

(2)	Represents noncontrolling interests in the net loss of Rogue Paper, Inc. for the period from January 1, 2011 to October 23, 2011 as if Rogue Paper, Inc. was acquired as of January 1, 2011.

(3)	The adjustment to weighted average number of common shares outstanding reflects the change necessary to calculate shares outstanding as if Rogue Paper, Inc. was acquired on January 1, 2011.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2010 (UNAUDITED)

		East Coast
		Diversified
		Corporation	Rogue Paper, Inc.	Pro Forma
		Historical	Historical	Adjustments	Ref	Combined
			(1)

	Revenues	$129,248	$83,364	$-		$212,612

	Operating expenses:
	Cost of revenues	81,573	50,280			131,853
	Selling general and administrative expenses	2,404,804	113,457			2,518,261

	Total Operating expenses	2,486,377	163,737	-		2,650,114

	Loss from operations	(2,357,129)	(80,373)	-		(2,437,502)

	Other income (expense)	(252,270)	-	-		(252,270)

	Loss before income taxes	(2,609,399)	(80,373)	-		(2,689,772)

	Income tax expense (benefit)	-	-	-		-

	Loss before noncontrolling interest	(2,609,399)	(80,373)	-		(2,689,772)

	Loss attributable to noncontrolling interest	(112,507)	-	(39,383)	(2)	(151,890)

	Net loss	$(2,496,892)	$(80,373)	$39,383		$(2,537,882)

	Net loss per share;
	Basic and diluted	$(0.03)	$(0.05)			$(0.03)

	Weighted average number of shares:
	Basic and diluted	77,118,976	1,597,484	(1,597,484)	(3)	77,118,976

(1)	Represents audited results of operations of Rogue Paper, Inc. from February 17, 2010 (Inception) to December 31, 2010.

(2)
Represents noncontrolling interests in the net loss of Rogue Paper, Inc. for the period from February 17, 2010 (Inception) to December 31, 2010 as if Rogue Paper, Inc.was acquired as of February 17, 2010.

(3)	The adjustment to weighted average number of common shares outstanding reflects the change necessary to calculate shares outstanding as if Rogue Paper, Inc. was acquired on February 17, 2010.