Form 10-Q
period 2012-03-31
EAST COAST DIVERSIFIED CORP
filed 2012-05-21
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 000-50356

EAST COAST DIVERSIFIED CORPORATION
(Exact Name of registrant as specified in its charter)

Nevada	55-0840109
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

810 Franklin Court, Suite H
Marietta, Georgia 30067
(Address of principal executive offices)

(770) 953-4184
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

☐	Large Accelerated Filer	☐	Accelerated Filer

☐	Non-Accelerated Filer	☒	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

As of May 17, 2012, there were 644,451,204 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

East Coast Diversified Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets
Cash	$37,908	$53,519
Accounts receivable, net	607,609	273,031
Inventory	35,003	33,523
Prepaid license fees	50,000	50,000
Prepaid expenses	36,742	3,076
Total current assets	767,262	413,149

Property and equipment, net	19,809	22,814

Other assets
Capitalized research and development costs, net	4,637	9,273
Intangible assets, net	701,250	739,500
Goodwill	742,107	742,107
Prepaid license fees	125,000	137,500
Escrow deposits	3,462	3,462
Security deposits	21,038	4,521
Total other assets	1,597,494	1,636,363

Total assets	$2,384,565	$2,072,326

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$11,721	$16,675
Loans payable, current	542,596	711,882
Loans payable - related party, current	623,742	630,298
Accounts payable and accrued expenses	783,761	721,010
Accrued payroll and related liabilities	1,707,254	1,717,582
Total current liabilities	3,669,074	3,797,447

Other liabilities
Loans payable, non-current	4,974	-

Total liabilities	3,674,048	3,797,447

Commitments and contingencies:
Contingent acquisition liabilities	1,104,973	1,104,973

Stockholders' deficit
Preferred stock, $0.001 par value, 50,000,000 and 20,000,000 shares authorized, 13,859,845 and 10,513,813 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	13,860	21,028
Common stock, $0.001 par value, 950,000,000 and 480,000,000 shares authorized, 558,549,281 and 289,895,481 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	558,549	289,895
Additional paid-in capital	11,109,110	10,180,384
Accumulated deficit	(13,802,580)	(13,062,595)
Total East Coast Diversified stockholders' deficit	(2,121,061)	(2,571,288)
Noncontrolling interest	(273,395)	(258,806)
Total stockholders' deficit	(2,394,456)	(2,830,094)

Total liabilities and stockholders' deficit	$2,384,565	$2,072,326

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2012	2011

Revenues:
Product sales	$147,932	$92,897
Consulting and development	290,100	51,500
User fees	12,462	19,681
Total revenues	450,494	164,078

Operating Expenses
Cost of revenues:
Product sales	80,926	41,023
Consulting and development	47,100	-
User fees	16,335	8,719
Selling, general and administative expense	753,961	340,315

Total operating expenses	898,322	390,057

Loss from operations	(447,828)	(225,979)

Other income (expense)
Other income	1,387	-
Interest expense	(308,133)	(22,445)
Total other income (expense)	(306,746)	(22,445)

Net loss	(754,574)	(248,424)
Net loss attributable to noncontrolling interests	14,589	10,814

Net loss attributable to East Coast Diversified Corporation	$(739,985)	$(237,610)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outsanding during the period - basic and diluted	388,011,588	151,361,187

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(739,985)	$(237,610)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(14,589)	(10,814)
Depreciation and amortization	45,891	40,086
Issuance of loan payable for consulting services	30,000	-
Stock issued for services	131,760	6,000
Amortization of prepaid license fee	12,500	-
Amortization of payment redemption premium as interest	6,334	-
Gain on recovery of redemption premiums	(17,625)	-
Accretion of beneficial conversion feature on convertible notes payable as interest	292,529	-
Accretion of stock discounts to comvetible notes payable as interest	1,080	-
Interest accrued on loans payable	28,474	21,062
Changes in operating assets and liabilities:
Accounts receivable, net	(334,578)	(48,808)
Inventory	(1,480)	14,322
Security deposits	(16,517)	-
Bank overdraft	(4,954)	-
Accounts payable and accrued expenses	62,751	32,649
Accrued payroll and related liabilities	52,172	89,448
Net cash used in operating activities	(466,237)	(93,665)

Cash flows from investing activities:
Net cash from investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	1,000	42,500
Proceeds from issuance of preferred stock	5,000	-
Proceeds from loans payable	391,226	-
Proceeds from loans payable - related party	56,500	77,120
Repayments of loans payable	(3,100)	-
Repayments of loans payable - related party	-	(22,612)
Net cash from financing activities	450,626	97,008

Net increase (decrease) in cash	(15,611)	3,343

Cash at beginning of period	53,519	1,278

Cash at end of period	$37,908	$4,621

See accompanying notes to consolidated financial statements.

Continued

East Coast Diversified Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2012	2011
Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$1,383

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Issuance of 246,534,569 and 5,800,000 shares of common stock in conversion of loans payable	$371,671	$70,000

Issuance of 4,055,556 shares of common stock in conversion of loans payable - related party, resepctively	$-	$37,500

Issuance of 200,000 shares of preferred stock in conversion of loans payable	$17,000	$-

Issuance of 2,030,381 shares of preferred stock in conversion of loans payable - related party	$67,000	$-

Payment redemption premiums on convertible notes payable	$10,000	$-

Issuance of note payable for prepaid consulting services	$30,000	$-

Beneficial conversion feature of convertible notes payable	$532,121	$-

Discount for stock issued in connection with issuance of note payable	$2,160	$-

Issuance of 357,143 shares of common stock in conversion of accounts payable	$-	$2,500

Issuance of 7,500,000 and 32,857,143 shares of common stock in conversion of accrued salaries	$22,500	$230,000

Issuance of 408,164 shares of preferred stock in conversion of accrued salaries	$40,000	$-

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
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

On December 31, 2011, the Company acquired 1,800,000 additional shares of EarthSearch from a non-controlling shareholder in exchange for 439,024 shares of the Company's common stock. As of December 31, 2011, the Company owns 94.66% of the issued and outstanding stock of EarthSearch.

On October 23, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Rogue Paper, Inc., a California corporation (“Rogue Paper”), and shareholders of Rogue Paper (the “Rogue Paper Holders”). Rogue Paper is headquartered in San Francisco, California and is a developer of mobile and branded applications for major media enterprises. The Company acquired fifty-one percent (51%) of the issued and outstanding common stock of Rogue Paper in exchange for 2,500,000 shares of the Company’s Series A convertible preferred stock (the “Series A Preferred”).

Pursuant to the Share Exchange Agreement, no sooner than twelve months from the Effective Date, the Series A Preferred shares shall be convertible, at the option of the holder of such shares, into an aggregate of fifty million shares of the Company’s common stock, par value $0.001 per share. Beginning sixth months from the Effective Date, both the Company and holders of the Series A Preferred shares shall have the option to redeem any portion of such holders’ Series A Preferred shares, for cash, at a price of sixty cents ($0.60) per share. Additionally, commencing twenty-four (24) months from the Effective Date, the holders of the remaining, unsold shares of Rogue Paper common stock may require the Company to redeem such shares, for cash, at a price of three cents ($0.03) per share.

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

East Coast Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required in annual financial statements.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows.  All intercompany transactions and accounts have been eliminated in consolidation.  The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited consolidated financial statements should be read in conjunction with our 2011 annual consolidated financial statements included in our Form 10-K/A, filed with the SEC on May 4, 2012.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $13,802,580 at March 31, 2012, a net loss and net cash used in operations of $739,985 and $466,237, respectively, for the three months ended March 31, 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration of Credit Risk

The Company grants unsecured credit to commercial and governmental customers in the United States and abroad. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. As of March 31, 2012, three customers account for 71% of the total accounts receivable compared to three customers accounting for XX% at December 31, 2011.

The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense was $nit and $nil for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $nil and $nil, respectively.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure to its customers.

Note 2 – Loans Payable

Loans payable at March 31, 2012 and December 31, 2011 consist of the following:

	March 31,	December 31,
	2012	2011
Loans Payable, Current:

Unsecured $450,000 note payable to Azfar Haque, which bears interest at 9% per annum and was originally due June 15, 2008. At December 31, 2011 the note was in default. On September 19, 2011, $25,000 of this note was transferred to an investor and was converted to common stock. During the year ended December 31, 2011, $227,250 of this note was converted to common stock. During the three months ended March 31, 2012, the remaining $372,655 plus $3,595 of additional accrued interest was purchased by multiple investors. Accrued interest is equal to $ nil and $174,905 respectively.	$-	$372,655

East Coast Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 2 – Loans Payable (Continued)

	March 31,	December 31,
	2012	2011

Unsecured $80,000 note payable to Rainmaker Global, Inc. which bears interest at 30% per annum and was originally due December 31, 2009. The note is currently in default. Accrued interest is equal to $60,125 and $54,125 respectively.	140,125	134,125

$20,000 convertible note payable to Leonard Marella, which bears interest at 10% per annum and was originally due October 1, 2009. The note is in default. Accrued interest is equal to $5,383 and $4,883, respectively.	25,383	24,883

Unsecured non-interest bearing note payable, due on demand, to Syed Ahmed.	7,000	7,000

Unsecured non-interest bearing note payable, due on demand, to Alina Farooq.	3,500	3,500

Unsecured non-interest bearing note payable, due on demand, to William Johnson. The note holder loaned the Company an additional $5,100 and the entire note of $12,000 was converted to preferred stock during the three months ended March 31, 2012.	-	6,900

Unsecured non-interest bearing note payable, due on demand, to Robert Saidel. The note holder loaned the Company an additional $1,976 during the three months ended March 31, 2012. Accrued interest is equal to $2,716 and $330, respectively.	28,326	23,964

Unsecured non-interest bearing note payable, due on demand, to Michael Johnstone. The note was repaid during the three months ended March 31, 2012.	-	1,100

Unsecured non-interest bearing note payable, due on demand, to Michael Carbone, Sr. The note was converted to preferred stock during the three months ended March 31, 2012.	-	5,000

Unsecured $25,000 convertible note payable to Mindshare Holdings, Inc., which bears interest at 8% per annum and due January 5, 2012. The note includes a redemption premium of $7,500 and is discounted for its unamortized beneficial conversion feature of $289 at December 31, 2011. During the three months ended March 31, 2012, the note balance of $25,000, plus $1,000 of accrued interest, was converted to common stock.	-	32,133

Unsecured $25,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due January 5, 2012. The note includes a redemption premium of $7,500 and is discounted for its unamortized beneficial conversion feature of $367 at December 31, 2011. During the three months ended March 31, 2012, the note balance of $25,000, plus $1,249 of accrued interest, was converted to common stock.	-	32,211

Unsecured $17,500 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due February 1, 2012. The note includes a redemption premium of $2,625 and is discounted for its unamortized beneficial conversion feature of $1,885 at December 31, 2011. During the three months ended March 31, 2012, the note balance of $17,500, plus $439 of accrued interest, was converted to common stock.	-	18,240

Unsecured $9,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due June 30, 2012. The note includes a redemption premium of $1,350 and is discounted for its unamortized beneficial conversion feature of $3,669 and $7,337 as of March 31, 2012 and December 31, 2011, respectively. Accrued interest is equal to $153 and $nil, respectively.	6,834	3,013

East Coast Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 2 – Loans Payable (Continued)

	March 31,	December 31,
	2012	2011

Unsecured $16,290 convertible note payable to First Trust Management, which bears interest at 7% per annum and due September 25, 2012. The note is discounted for its unamortized beneficial conversion feature of $4,134 and $6,247 as of March 31, 2012 and December 31, 2011, respectively. Accrued interest is equal to $587 and $nil, respectively.	12,743	10,043

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On November 2, 2011, the Company received $32,500, which is due May 28, 2012. The draw on the note is discounted for its unamortized beneficial conversion feature of $4,728 and $12,147 as of March 31, 2012 and December 31, 2011, respectively. Accrued interest is equal to $1,068 and $nil, respectively.	28,840	20,353

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On November 18, 2011, the Company received $11,950, which is due May 28, 2012. The draw on the note is discounted for its unamortized beneficial conversion feature of $1,567 and $4,738 as of March 31, 2012 and December 31, 2011, respectively. Accrued interest is equal to $351 and $nil, respectively.	10,734	7,212

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On December 5, 2011, the Company received $7,960, which is due June 5, 2012. The draw on the note is discounted for its unamortized beneficial conversion feature of $1,604 and $3,816 as of March 31, 2012 and December 31, 2011, respectively. Accrued interest is equal to $204 and $nil, respectively.	6,560	4,144

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On December 15, 2011, the Company received $9,950, which is due June 15, 2012. The draw on the note is discounted for its unamortized beneficial conversion feature of $2,068 and $4,544 as of March 31, 2012 and December 31, 2011, respectively. Accrued interest is equal to $233 and $nil, respectively.	8,115	5,406

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On January 2, 2012, the Company received $164,150, which is due September 30, 2012. $2,000 was paid on the note during the three months ended march 31, 2012. The draw on the note is discounted for its unamortized beneficial conversion feature of $44,866 . Accrued interest is equal to $1,995.	119,279	-

Unsecured $40,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due June 30, 2012. The note includes a redemption premium of $8,000 and is discounted for its unamortized beneficial conversion feature of $19,451 at March 31, 2012. Accrued interest is equal to $482.	29,031	-

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due October 5, 2012. The note is discounted for its unamortized beneficial conversion feature of $14,759 at March 31, 2012. Accrued interest is equal to $627.	18,368	-

East Coast Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 2 – Loans Payable (Continued)

	March 31,	December 31,
	2012	2011

Unsecured $60,000 note payable to Street Capital, Inc., which bears no interest and due July 5, 2012. The Company issued 600,000 shares of common stock to Street capital as an incentive to provide the loan. The note is discounted for its unamortized fair value of the common stock of $1,080 at March 31, 2012.	58,920	-

Unsecured $10,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due June 30, 2012. The note includes a redemption premium of $2,000 and is discounted for its unamortized beneficial conversion feature of $5,056 at March 31, 2012. Accrued interest is equal to $101.	7,045	-

Unsecured $37,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due November 16 2012. The note is discounted for its unamortized beneficial conversion feature of $28,125 at March 31, 2012. Accrued interest is equal to $378.	9,753	-

Unsecured $30,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due October 17 2012. The note is discounted for its unamortized beneficial conversion feature of $24,691 at March 31, 2012. Accrued interest is equal to $424.	5,733	-

On February 17, 2012, Panache Capital, LLC entered into an agreement to purchase $50,000 of the note payable to Azfar Haque. The Company exchange the original note to Mr. Haque with a new note to Pananche which bears interest at 10% per annum and due February 17, 2013. During the three months ended March 31, 2012, $35,233 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $6,292 at March 31, 2012. Accrued interest is equal to $324.	8,800	-

In February 2012, Magna Group, LLC entered into two agreements to purchase a total of $275,000 of the note payable to Azfar Haque. The Company exchanged the original note to Mr. Haque with new notes to Magna which bear interest at 12% per annum and due February 24, 2013. During the three months ended March 31, 2012, $215,000 of the notes were converted to common stock. The notes are discounted for their unamortized beneficial conversion feature of $54,098 at March 31, 2012. Accrued interest is equal to $1,605.	7,507	-

Subtotal, Loans Payable, Current	542,596	711,882

Loans Payable, Non-current:

Unsecured $70,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due October 24 2013. The note is discounted for its unamortized beneficial conversion feature of $65,854 at March 31, 2012. Accrued interest is equal to $828.	4,974	-

Total Loans Payable	$547,570	$711,882

The Company accrued interest expense of $24,530 and $95,583 for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, on the above loans.  Accrued interest is included in the loan balances.

The Company borrowed $113,072 and $244,755 during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.  The Company made payments of $3,100 and $2,500 on the loans during the three months ended March 31, 2012 and the year ended December 31, 2011.  During the three months ended March 31, 2012, the Company converted $371,671 of loans payable into 246,534,569 shares of the Company’s common stock and $17,000 of loans payable into 200,000 shares of the Company’s Series A Preferred stock.  During the year ended December 31, 2011, the Company converted $394,619 of loans payable into 14,748,313 shares of the Company’s common stock.

East Coast Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 2 – Loans Payable (Continued)

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued under the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $164,150 was drawn against the note on January 2, 2012 and $2,000 was repaid during the three months ended March 31, 2012. The draw is due September 30, 2012 and is discounted by the value of its beneficial conversion feature of $66,686, of which, $21,820 has been accreted as interest expense for the three months ended March 31, 2012. Interest of $1,995 has been accrued for the three months ended March 31, 2012.  The outstanding balance of the loan, net of discounts, at March 31, 2012 is $119,279.

On January 3, 2012, the Company issued a $40,000 unsecured convertible promissory note to Southridge Partners II LP. The note bears interest at 5% per annum, is due June 30, 2012, and is convertible at a 50% discount to the average of the two low closing bid prices during the five day period prior to the conversion date. The note includes a redemption premium of $8,000 which is being amortized as interest expense over the term of the loan. The note is discounted by the value of its beneficial conversion feature of $38,261, of which, $18,810 has been accreted as interest expense for the three months ended March 31, 2012. Interest of $482 has been accrued for the three months ended March 31, 2012.  The outstanding balance of the loan, net of discounts, at March 31, 2012 is $29,031.

On January 3, 2012, the Company issued a $32,500 unsecured convertible promissory note to Asher Enterprises, Inc. The note bears interest at 8% per annum, is due October 5, 2012, and is convertible at a 40% discount to the average of the three low trading prices during the ten day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $21,667, of which, $6,908 has been accreted as interest expense for the three months ended March 31, 2012. Interest of $627 has been accrued for the three months ended March 31, 2012.  The outstanding balance of the loan, net of discounts, at March 31, 2012 is $18,368.

On January 5, 2012, the Company issued a $60,000 unsecured convertible promissory note to Street Capital, Inc. for services to be rendered. The note bears no interest and is due July 5, 2012.  The Company issued 600,000 shares of common stock to Street capital as an incentive to provide the loan.  The note is discounted for the fair value of the common stock of $2,160, of which, $1,080 has been accreted as interest expense for the three months ended March 31, 2012.  The outstanding balance of the loan, net of discounts, at March 31, 2012 is $58,920.

On January 17, 2012, the Company issued a $10,000 unsecured convertible promissory note to Southridge Partners II LP. The note bears interest at 5% per annum, is due June 30, 2012, and is convertible at a 50% discount to the average of the two low closing bid prices during the five day period prior to the conversion date. The note includes a redemption premium of $2,000 which is being amortized as interest expense over the term of the loan. The note is discounted by the value of its beneficial conversion feature of $9,167, of which, $4,111 has been accreted as interest expense for the three months ended March 31, 2012. Interest of $101 has been accrued for the three months ended March 31, 2012.  The outstanding balance of the loan, net of discounts, at March 31, 2012 is $7,045.

On February 13, 2012, Azfar Haque transferred $10,000 of the $450,000 note payable to him to SGI Group, LLC per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Mr. Haque with a new note to SGI Capital, LLC which bears interest at 10% per annum and due February 13, 2013.  The note is discounted by the value of its beneficial conversion feature of $5,455, all of which has been accreted as interest expense for the three months ended March 31, 2012.  On February 16, 2012, the entire note of $10,000 was converted to 9,103,332 shares of common stock.

On February 14 2012, the Company issued a $37,500 unsecured convertible promissory note to Asher Enterprises, Inc. The note bears interest at 8% per annum, is due November 16, 2012, and is convertible at a 50% discount to the average of the three low trading prices during the ten day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $33,750, of which, $5,625 has been accreted as interest expense for the three months ended March 31, 2012. Interest of $378 has been accrued for the three months ended March 31, 2012.  The outstanding balance of the loan, net of discounts, at March 31, 2012 is $9,753.

On February 16, 2012, Azfar Haque transferred $41,250 of the $450,000 note payable to him to Southridge Partners II LP per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Mr. Haque with a new note to Southridge Partners II LP which bears interest at 10% per annum and due February 16, 2013.  The note is discounted by the value of its beneficial conversion feature of $19,286, all of which has been accreted as interest expense for the three months ended March 31, 2012.  During the three months ended March 31, 2012, the entire note of $41,250 was converted to 25,662,101 shares of common stock.

East Coast Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 2 – Loans Payable (Continued)

On February 17 2012, the Company issued a $30,000 unsecured convertible promissory note to Hanover Holdings I, LLC. The note bears interest at 12% per annum, is due October 17, 2012, and is convertible at a 55% discount to the average of the three low trading prices during the three day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $29,999, of which, $5,308 has been accreted as interest expense for the three months ended March 31, 2012. Interest of $424 has been accrued for the three months ended March 31, 2012.  The outstanding balance of the loan, net of discounts, at March 31, 2012 is $5,733.

On February 17, 2012, Azfar Haque transferred $50,000 of the $450,000 note payable to him to Panache Capital, LLC per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Mr. Haque with a new note to Panache Capital, LLC which bears interest at 10% per annum and due February 17, 2013.  The note is discounted by the value of its beneficial conversion feature of $26,667, of which, $20,375 has been accreted as interest expense for the three months ended March 31, 2012.  During the three months ended March 31, 2012, $35,233 of the note was converted to 33,500,000 shares of common stock.  Interest of $324 has been accrued for the three months ended March 31, 2012.  The outstanding balance of the loan, net of discounts, at March 31, 2012 is $8,800.

On February 17, 2012, Azfar Haque transferred $75,000 of the $450,000 note payable to him to Magna Group, LLC per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Mr. Haque with a new note to Magna Group, LLC which bears interest at 12% per annum and due February 17, 2013.  The note is discounted by the value of its beneficial conversion feature of $61,184, all of which has been accreted as interest expense for the three months ended March 31, 2012.  During the three months ended March 31, 2012, the entire note of $75,000 was converted to 23,241,401 shares of common stock.

On February 24, 2012, Azfar Haque transferred $50,000 of the $450,000 note payable to him to Magna Group, LLC per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Mr. Haque with a new note Magna Group, LLC which bears interest at 12% per annum and due February 24, 2013.  The note is discounted by the value of its beneficial conversion feature of $150,000, of which, $95,902 has been accreted as interest expense for the three months ended March 31, 2012.  During the three months ended March 31, 2012, $140,000 of the note was converted to 101,312,896 shares of common stock.  Interest of $1,605 has been accrued for the three months ended March 31, 2012.  The outstanding balance of the loan, net of discounts, at March 31, 2012 is $7,507.

On February 17 2012, the Company issued a $70,000 unsecured convertible promissory note to Hanover Holdings I, LLC. The note bears interest at 12% per annum, is due October 24, 2013, and is convertible at a 55% discount to the average of the three low trading prices during the three day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $69,999, of which, $4,145 has been accreted as interest expense for the three months ended March 31, 2012.Interest of $828 has been accrued for the three months ended March 31, 2012.  The outstanding balance of the loan, net of discounts, at March 31, 2012 is $4,974.

East Coast Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 3 – Related Parties

Loans payable – related parties at March 31, 2012 and December 31, 2011 consist of the following:

	March 31,	December 31,
	2012	2011

Unsecured non-interest bearing note payable, due on demand, to Frank Russo, a Director of the Company.	$409,979	$409,979

Unsecured note payable to Edward Eppel, a Director of the Company, which bears interest at 10% per annum and is due on demand. Accrued interest is equal to $19,707 and $15,763, respectively.	193,263	189,319

Unsecured non-interest bearing note payable, due on demand, to Anis Sherali, a Director of the Company. During the three months ended March 31, 2012, Mr. Sherali loaned an additional $56,500 to the Company and converted $67,000 of the note to preferred stock.	20,500	31,000

Total	$623,742	$630,298

Frank Russo, a Director of the Company, is a holder of an unsecured non-interest bearing note of the Company.  At December 31, 2010, $422,006 was due to Mr. Russo.  The Company repaid $0 and $12,027 to Mr. Russo during the threemonths ended March 31, 2012 and the year ended December 31, 2011, respectively.  During the three months ended March 31, 2012, the Company converted $10,000 of accrued board compensation due to Mr. Russo into 102,041 shares of Series A Preferred stock.

Edward Eppel, a Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum.  At December 31, 2010, $173,256 was due to Mr. Eppel.  The Company borrowed $0 and $299 from Mr. Eppel during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.  $3,945 and $15,763 of interest was accrued and included in the loan balance for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.  During the three months ended March 31, 2012, the Company converted $10,000 of accrued board compensation due to Mr. Eppel into 102,041 shares of Series A Preferred stock.

During the year ended December 31, 2011, the Company borrowed $195,000 from Mr. Sherali and issued a non-interest bearing note. Also during the year ended December 31, 2011, the Company converted $127,000 of the note and issued 13,005,556 common shares and converted $37,000 of the note and issued 462,500 preferred shares to Mr. Sherali.  During the three months ended March 31, 2012, the Company converted $67,000 of the note and issued 2,030,381 preferred shares to Mr. Sherali.  During the three months ended March 31, 2012, the Company converted $10,000 of accrued board compensation due to Mr. Sherali into 102,041 shares of Series A Preferred stock.

Kayode Aladesuyi, the Company’s Chairman, Chief Executive Officer, and President, is the holder of an unsecured non-interest bearing note of the Company. At December 31, 2010, the outstanding balance on the note was $18,456. During the year ended December 31, 2011, the Company borrowed $10,619 from and repaid $29,075 to Mr. Aladesuyi. The balance of the note at December 31, 2011 is $0.

The Company issued 4,000,000 shares of its common stock to Mr. Aladesuyi for services during the years ended December 31, 2011 and converted $230,000 of accrued salaries due to Mr. Aladesuyi to 32,857,143 shares of common stock.  During the three months ended March 31, 2012, the Company converted $10,000 of accrued board compensation due to Mr. Aladesuyi into 102,041 shares of Series A Preferred stock.

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents. Mr. Aladesuyi is the managing member of BBGN&K. The license agreement calls for royalty payments beginning in 2012 of 8% of EarthSearch’s revenues to be paid quarterly. Also on October 5, 2011, the Company's Board of Directors approved the issuance of 1,428,572 shares of Series A Preferred stock to Mr. Aladesuyi as payment of $200,000 initial license fee.

East Coast Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 3 – Related Parties (Continued)

On November 2, 2011, the Company issued 4,285,714 shares of its preferred stock to Mr. Aladesuyi in conversion of $600,000 of accrued compensation due him.

On November 2, 2011, the Company issued 1,375,000 shares of its preferred stock to Mr. Russo in conversion of $125,000 of accrued compensation due him.

Andrea Rocha, Comptroller of the Company, is the wife of Kayode Aladesuyi. On January12, 2012 the Company issued 7,500,000 shares of the Company’s common stock in exchange of salaries payable to Ms. Rocha of $22,500.

Note 4 – Stockholders’ Deficit

Authorized Capital

On September 17, 2010, the Board authorized the creation of a common stock incentive plan (the “2010 Stock Incentive Plan”) for our management and consultants.  The Company registered twenty five million (25,000,000) shares of its common stock pursuant to the 2010 Stock Incentive Plan on Form S-8 filed with the Commission on September 27, 2010.  As of March 31, 2012, no options have been granted under the plan.

On February 27, 2012 the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to increase the Company’s authorized capital stock to 950,000,000 shares, par value $0.001 per share, including (i) 1,000,000 shares of common stock, par value $0.001 per share and (ii) 50,000,000 shares of preferred stock, par value $0.001 per share.  The effective date of the Amendment is February 29, 2011.

Preferred Stock Issued for Cash

During the three months ended March 31, 2012, the Company issued 100,000 shares of Series A Preferred stock in a private placement for a total of $5,000 ($0.05 per share).

Preferred Stock Issued in Conversion of Debt

During the three months ended March 31, 2012, the Company issued 2,030,381 shares of Series A Preferred stock in the conversion of $67,000 of notes payable to related parties (see Note 3 – Related Parties) and 200,000 shares of Series A Preferred stock in the conversion of $17,000 of notes payable to unrelated parties(see Note 2 – Loans Payable).

Preferred Stock Issued for Services

During the three months ended March 31, 2012, the Company converted $40,000 of accrued compensation to its board of directors to 408,164 shares of Series A Preferred stock(see Note 3 – Related Parties).

During the three months ended March 31, 2012, the Company issued 607,487 shares of Series A Preferred stock to an unrelated party for services at the fair value of the services rendered of $45,000.

Common Stock Issued for Cash

During the three months ended March 31, 2012, the Company issued 250,000 shares of common stock in private placements for a total of $1,000 ($0.004 per share).

Common Stock Issued in Conversion of Debt

During the three months ended March 31, 2012, the Company issued 246,534,569 shares of common stock in the conversion of $371,671 of notes payable to unrelated parties(see Note 2 – Loans Payable).

East Coast Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 4 – Stockholders’ Deficit (Continued)

Common Stock Issued for Services

During the three months ended March 31, 2012, the Company issued 13,769,231 shares of common stock to unrelated parties for services of $86,760, or an average price of $0.006 per share based on the market value of the shares at the time of issuance.  These shares were issued under the 2010 Stock Incentive Plan dated September 17, 2010.

During the three months ended March 31, 2012, the Company converted $22,500 of accrued salaries due to Ms. Rocha to 7,500,000 shares of common stock, at a price of $0.007 per share based on the market value of the shares at the time of issuance (see Note 3 – Related Parties).

During the three months ended March 31, 2012, the Company issued 600,000 shares of common stock to an unrelated party for an incentive to enter into a loan agreement, at an average price of $0.0036 per share based on the market value of the shares at the time of issuance (see Note 2 – Loans Payable).

Note 5 – Commitments and Contingencies

Operating Leases

Operating Leases

The Company leases its office facilities in Marietta, Georgia.  The term of the lease is 66 months with escalating lease payments beginning at $2,163 per month.  At March 31, 2012, future minimum lease payments under the lease are as follows:

2012	$19,467
2013	26,735
2014	27,550
2015	28,366
2016	29,219
2017	15,054
$146,391

Rent expense was $6,905 and $16,244 for the three months ended March 31, 2012 and 2011, respectively.

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

License Agreement

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents. The license agreement calls for royalty payments beginning in 2012 of 8% of EarthSearch’s revenues to be paid quarterly (see Note 3 – Related Parties).

East Coast Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 6 – Subsequent Events

On April 5, 2012, the Company issued 5,842,949 shares of its common stock in conversion of loans payable in the amount of $9,115.

On April 9, 2012, the Company issued 46,224,257 shares of its common stock in conversion of loans payable in the amount of $60,600.

On April 10, 2012, Mr. Aladesuyi and BBGN&K LLC, of which Mr. Aladesuyi is the managing member, returned 42,698,065 shares of common stock in exchange for 2,134,903 shares of Series A Preferred stock.  The shares of common stock were retired and placed back in the Treasury.

On April 20, 2012, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Ironridge Technology Co., a division of Ironridge Global IV, Ltd. (“Ironridge”), providing for the issuance and sale by the Company to the Ironridge of an aggregate of 1,500 shares of the Company’s Series B Preferred Stock (the “Series B Preferred Shares”) in fifteen (15) equal tranches of 100 Series B Preferred Shares each, at a price of $1,000 per Series B Preferred Share. Pursuant to the Certificate of Designation to create the Series B Preferred Shares, each such Series B Preferred Share may be converted at any time at the option of Ironridge into shares of the Company’s common stock, par value $0.001 at a conversion price of $.01 per share, subject to certain adjustments.

In connection with the Closing, on April 20, 2012 the Company entered into a Registration Rights Agreement with Ironridge, pursuant to which the Company will file a registration statement related to the Stock Purchase Agreement with the Securities and Exchange Commission covering the resale of the Common Stock that will be issued to Ironridge upon conversion of the Series B Preferred Shares.

On April 20, 2012, the Company issued 49,700,000 shares of the Company’s common stock to Ironridge in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof.  The shares issued to Ironridge were issued pursuant to a Stipulation for Settlement of Claims (the “Stipulation”) filed by the Company and Ironridge in the Superior Court for the State of California, County of Los Angeles (Case No. BC481395) on April 20, 2012 in settlement of claims purchased by Ironridge from certain creditors of the Company in the aggregate amount equal to $1,079,991 (the “Claim Amount”), plus attorney’s fees and costs. Pursuant to the Stipulation, the Company was required to issue and deliver 49,700,000 shares of Common Stock (the “Initial Issuance”). Ironridge will ultimately be entitled to retain a number of shares of Common Stock (the “Final Amount”) that is equal to: (a) the sum of $1,068,344.86 plus a transaction fee of $40,000 and reasonable attorney’s fees, (b) divided by sixty-five percent (65%) of the volume weighted average price (“VWAP”) of the Common Stock as reported by Bloomberg Professional service of Bloomberg LP over a period of time beginning on the date on which Ironridge receives the Initial Issuance and ending on the date on which the aggregate trading volume of the Company’s Common Stock exceeds $5,000,000 (such period being the “Calculation Period”), not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period. For every 20 million shares that trade during the Calculation Period, or if any time during the Calculation Period a daily VWAP is below 80% of the closing price of the Company’s Common Stock on the day before the date of the Initial Issuance, Ironridge has the right to cause the Company to immediately issue to Ironridge additional shares of Common Stock (each, an “Additional Issuance”) (provided, however, that at no time may Ironridge and its affiliates collectively own more than 9.99% of the total number of shares of Common Stock outstanding). At the end of the Calculation Period, (a) if the sum of the Initial Issuance and any Additional Issuance is less than the Final Amount, the Company shall immediately issue additional shares to Ironridge so that the total issuance is equal to the Final Amount and (b) if the sum of the Initial Issuance and any Additional Issuance is greater than the Final Amount, Ironridge will return any remaining shares to the Company for cancellation.

On April 24, 2012, the Company received $100,000 for the first tranche of 100 shares of Series B Preferred stock sold to Ironridge.

On May 1, 2012, the Company issued 589,147 shares of its Series A Preferred stock to an investor for $15,000 cash received.

On May 3, 2012, the Company issued a $16,000 unsecured convertible promissory note to Hanover Holdings I, LLC. The note bears interest at 12% per annum, is due May 3, 2013, and is convertible at a 55% discount to the average of the three low trading prices during the three day period prior to the conversion date.

On May 3, 2012, Magna Group, LLC entered into an assignment agreement whereby they assumed $32,500 of notes payable by the Company to Bulldog Insurance.  The Company exchanged the portion of the Bulldog Insurance note and issued a $32,500 unsecured convertible promissory note to Magna Group, LLC. The note bears interest at 12% per annum, is due January 3, 2013, and is convertible at a 45% discount to the low trading price during the five day period prior to the conversion date.

On May 4, 2012, the Company issued 12,572,534 shares of its common stock in conversion of loans payable in the amount of $32,500.

East Coast Diversified Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 6 – Subsequent Events (Continued)

On May 8, 2012, Mr. Aladesuyi and members of his family returned 3,948,652 shares of common stock in exchange for 197,433 shares of the Company’s Series A Preferred stock.  The shares of common stock were retired and placed back in the Treasury.

On May 8, 2012, Mr. Sherali returned 28,365,386 shares of common stock in exchange for 1,418,269 shares of Series A Preferred stock.  The shares of common stock were retired and placed back in the Treasury.

On May 8, 2012, a shareholder returned 3,440,000 shares of common stock in exchange for 172,000 shares of Series A Preferred stock.  The shares of common stock were retired and placed back in the Treasury.

On May 9, 2012, the Company issued 50,300,000 shares of the Company’s common stock to Ironridge in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof.  The shares issued to Ironridge were issued pursuant to a Stipulation for Settlement of Claims (the “Stipulation”) filed by the Company and Ironridge in the Superior Court for the State of California, County of Los Angeles (Case No. BC481395) on April 20, 2012 in settlement of claims purchased by Ironridge from certain creditors of the Company.

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

Plan of Operation

EarthSearch International Communications, Inc. (“EarthSearch”), based in Atlanta, Georgia, has created an integration of RFID and GPS technology. EarthSearch is an international provider of supply chain management solutions offering real-time visibility in the supply chain with integrated RFID/GPS and other telemetry products.  These solutions help businesses worldwide to increase asset management, provide safety and security, increase productivity, and deliver real-time visibility of the supply chain through automation.

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

On October 23, 2011, the Company entered into a Share Exchange Agreement (the “Rogue Paper Share Exchange Agreement”) with Rogue Paper, Inc., a California corporation (“Rogue Paper”) and certain shareholders of Rogue Paper (the “Rogue Paper Shareholders”).

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

Part of our strategy is to implement a merger and acquisition plan as a part of our 2012 growth strategy. We will focus on targeting those GPS firms with a concentration of clients with advanced supply chain solution needs. We will also seek joint venture opportunities where our technology will have significant impact on the success of such opportunities.

Results of Operations

For the Three Months Ended March 31, 2012 and 2010

Revenues

For the three months ended March 31, 2012, our revenue was $450,494 compared to $164,078 for the same period in 2011, representing an increase of 175%. This increase in revenue was directly attributable to the Company’s decision to change its business focus and product portfolio in 2010 and early 2011 from simply marketing GPS devices to developing full-fledged supply chain solutions which include RFID technologies, other supply chain and warehouse solutions, as well as the expansion of marketing activities to develop a global distribution network for its new product portfolios, and the acquisition of Rogue Paper, which represented $138,180 of total revenues for the three months ended March 31, 2012.  Management believes these changes will result in greater stability and long term growth for the Company.

Revenues are generated from three separate but related offerings, RFID/GPS product sales, consulting services, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $147,932 and $92,897 for the three months ended March 31, 2012 and 2011, respectively.  Revenues for consulting services were $290,100 for the three months ended March 31, 2012, compared to $51,500 for the three months ended March 31, 2011.  User fees were $12,462 and $19,681 for the three months ended March 31, 2012 and 2011, respectively.

Operating Expenses

For the three months ended March 31, 2012, operating expenses were $898,322 compared to $390,057 for the same period in 2011, anincrease of 130%.

Cost of revenues increased $94,619 and is directly attributable to the increase in revenues for the three months ended March 31, 2012.

For the three months ended March 31, 2012, selling, general and administrative expenses were $753,961 compared to $340,315 for the same period in 2011, an increase of 121%. This increase was primarily caused by $111,755 of selling general and administrative expenses of Rogue Paper, Inc. in 2012, professional fees related to public company compliance and investor relations increased from $9,000 to $151,320, royalties owed on a license agreement increased from $0 to $14,985, salary expenses increased from $182,773 to $228,574, and amortization of intangible assets and prepaid license fees increased from $0 to $50,750.

Our professional fees related to public company compliance and investor relations increased significantly because we filed an S-1 registration statement in 2011 as well as continuing increases in our investor relations efforts.

Net Loss

We generated net losses of $739,985 for the three months ended March 31, 2012 compared to $237,610 for the same period in 2011, an increase of 211%. Included in the net loss for the three months ended March 31, 2012 was interest expense of $308,133 (of which $292,529 represents accretion of embedded beneficial conversion features on notes payable), reduced by other income of $1,387 and non-controlling interests’ share of the net loss of EarthSearch and Rogue Paper of $14,589.  Included in the net loss for the three months ended March 31, 2012 was interest expense of $22,445, reduced by non-controlling interests’ share of the net loss of EarthSearch of $10,814.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2012 and 2011, we funded our operations through financing activities consisting of private placements of equity securities with outside investors and loans from related and unrelated parties. Our principal use of funds during the three months ended March 31, 2012 and 2011 has been for working capital and general corporate expenses.

Liquidity and Capital Resources during the three months ended March 31, 2012 compared to the three months ended March 31, 2011

As of March 31, 2012, we had cash of $37,908 and a working capital deficit of $2,901,912.  The Company generated a negative cash flow from operations of $466,237 for the three months ended March 31, 2012, as compared to cash used in operations of $93,665 for the three months ended March 31, 2011. The negative cash flow from operating activities for the three months ended March 31, 2012 is primarily attributable to the Company's net loss from operations of $739,985, offset by noncash depreciation and amortization of $45,891, issuance of loan payable for prepaid services of $30,000,stock issued for services of $131,760, amortization of prepaid license fees of $12,500, amortization or payment redemption premiums of $6,334, accretion of beneficial conversion features on convertible notes payable of $292,529, accretion of stock discounts on convertible notes payable of $1,080, accrued interest on loans payable of $28,474, and increased by a gain on recovery of redemption premiums of $17,625, changes in operating assets and liabilities of $242,606, and noncontrolling interests in the losses of EarthSearch and Rogue Paper of $14,589.

The negative cash flow from operating activities for the three months ended March 31, 2011 is primarily attributable to the Company's net loss from operations of $237,610, offset by noncash depreciation and amortization of $40,086, stock issued for services of $6,000,accrued interest on loans payable of $21,062, and net cash from changes in operating assets and liabilities of $87,611, and increased by noncontrolling interests in the loss of EarthSearch of $10,814.

There were no investing activities during the three months ended March 31, 2012 and 2011.

Cash generated from our financing activities was $450,626 for the three months ended March 31, 2012, compared to $97,008 during the comparable period in 2011. This increase was primarily attributed to the proceeds from proceeds from the issuance of preferred stock of $5,000 in 2012, proceeds from loans payable of $391,226 in 2012, a decrease in repayments of loans payable to related parties from $22,612 to $0; offset by a decrease in proceeds from the issuance of common stock from $42,500 to $1,000, a decrease in proceeds from loans payable – related parties from $77,120 to $56,500, and the repayment of loans payable of $3,100 in 2012.

We will require additional financing during the current fiscal year according to our planned growth activities. During the period from April 1, 2012 to May 17, 2012, we received proceeds of $16,000 from the issuance of convertible promissory notes.

On July 1, 2011, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Southridge Partners II, LP (“Southridge”).  Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to Ten Million Dollars ($10,000,000) of our common stock over the course of twenty four (24) months commencing the effective date of the initial Registration Statement (as defined below) covering the Registrable Securities pursuant to the Equity Purchase Agreement. For each share of our common stock purchased under the Agreement, Southridge will pay threety-five percent (92%) of the average of the lowest closing bid price of our common stock in any two trading days, consecutive or inconsecutive, of the five consecutive trading day period (the “Valuation Period”) commencing the date a put notice (the “Put Notice”)is delivered to Southridge in a manner provided by the Equity Purchase Agreement.Subject to certain limitations and floor price reductions, the Company may, at its sole discretion, issue a Put Notice to Southridge and Southridge will then be irrevocably bound to acquire such shares. To date, the Company has not completed the registration process and therefore is unable to put shares under the Equity Purchase Agreement.

On April 20, 2012, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Ironridge Technology Co., a division of Ironridge Global IV, Ltd. (“Ironridge”), providing for the issuance and sale by the Company to the Ironridge of an aggregate of 1,500 shares of the Company’s Series B Preferred Stock (the “Preferred Shares”) in fifteen (15) equal tranches of 100 Preferred Shares each, at a price of $1,000 per Preferred Share. Pursuant to the Certificate of Designation to create the Series B Preferred Shares, each Preferred Share may be converted at any time at the option of Ironridge into shares of the Company’s common stock, par value $0.001 at a conversion price of $.01 per share, subject to certain adjustments.On April 24, 2012, the Company received $100,000 for the first tranche of 100 shares of Series B Preferred stock sold to Ironridge.

In connection with the Closing, on April 20, 2012 the Company entered into a Registration Rights Agreement with Ironridge, pursuant to which the Company will file a registration statement related to the Stock Purchase Agreement with the Securities and Exchange Commission covering the resale of the Common Stock that will be issued to Ironridge upon conversion of the Preferred Shares.

On April 20, 2012, the Company issued 49,700,000 shares of the Company’s common stock to Ironridge in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof.  The shares issued to Ironridge were issued pursuant to a Stipulation for Settlement of Claims (the “Stipulation”) filed by the Company and Ironridge in the Superior Court for the State of California, County of Los Angeles (Case No. BC481395) on April 20, 2012 in settlement of claims purchased by Ironridge from certain creditors of the Company in the aggregate amount equal to $1,079,991 (the “Claim Amount”), plus attorney’s fees and costs. Pursuant to the Stipulation, the Company was required to issue and deliver 49,700,000 shares of Common Stock (the “Initial Issuance”). Ironridge will ultimately be entitled to retain a number of shares of Common Stock (the “Final Amount”) that is equal to: (a) the sum of $1,068,344.86 plus a transaction fee of $40,000 and reasonable attorney’s fees, (b) divided by sixty-five percent (65%) of the volume weighted average price (“VWAP”) of the Common Stock as reported by Bloomberg Professional service of Bloomberg LP over a period of time beginning on the date on which Ironridge receives the Initial Issuance and ending on the date on which the aggregate trading volume of the Company’s Common Stock exceeds $5,000,000 (such period being the “Calculation Period”), not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period. For every 20 million shares that trade during the Calculation Period, or if any time during the Calculation Period a daily VWAP is below 80% of the closing price of the Company’s Common Stock on the day before the date of the Initial Issuance, Ironridge has the right to cause the Company to immediately issue to Ironridge additional shares of Common Stock (each, an “Additional Issuance”) (provided, however, that at no time may Ironridge and its affiliates collectively own more than 9.99% of the total number of shares of Common Stock outstanding). At the end of the Calculation Period, (a) if the sum of the Initial Issuance and any Additional Issuance is less than the Final Amount, the Company shall immediately issue additional shares to Ironridge so that the total issuance is equal to the Final Amount and (b) if the sum of the Initial Issuance and any Additional Issuance is greater than the Final Amount, Ironridge will return any remaining shares to the Company for cancellation.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the consolidated financial statements for the year ended December 31, 2011regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this conclusion by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K/A as filed on May4, 2012, for a discussion of our critical accounting policies and estimates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

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

Item 1A.  Risk Factors

We believe that there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2011, filed with the Securities and Exchange Commission on May 4, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On January 5, 2012, the Company issued 600,000 shares of the Company’s common stock to an investor as an incentive to enter into a promissory note agreement.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 6, 2012, pursuant to a stock purchase agreement, the Company issued 250,000 shares of the Company’s common stock to an investor for a purchase price of $1,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 12, 2012, the Company issued 7,500,000 shares of the Company’s common stock to an employee for conversion of accrued salaries in the amount of $22,500.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 26, 2012, pursuant to a debt conversion notice, the Company issued 17,000,000 shares of the Company’s common stock to satisfy a debt obligation of $17,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 14, 2012, pursuant to two debt conversion notices, the Company issued 16,635,712 shares of the Company’s common stock to satisfy debt obligations of $15,499.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 16, 2012, pursuant to a debt conversion notice, the Company issued 9,103,332 shares of the Company’s common stock to satisfy a debt obligation of $10,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 17, 2012, pursuant to two debt conversion notices, the Company issued 18,247,381 shares of the Company’s common stock to satisfy debt obligations of $19,950.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 21, 2012, pursuant to three debt conversion notices, the Company issued 45,385,461 shares of the Company’s common stock to satisfy debt obligations of $99,433.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 23, 2012, pursuant to a debt conversion notice, the Company issued 7,227,672 shares of the Company’s common stock to satisfy a debt obligation of $21,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 24, 2012, pursuant to a debt conversion notice, the Company issued 4,049,596 shares of the Company’s common stock to satisfy a debt obligation of $17,939.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 1, 2012, pursuant to a debt conversion notice, the Company issued 28,296,548 shares of the Company’s common stock to satisfy a debt obligation of $50,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 13, 2012, pursuant to a debt conversion notice, the Company issued 31,897,926 shares of the Company’s common stock to satisfy a debt obligation of $40,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 15, 2012, pursuant to a debt conversion notice, the Company issued 17,000,000 shares of the Company’s common stock to satisfy a debt obligation of $17,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 16, 2012, pursuant to a debt conversion notice, the Company issued 10,572,519 shares of the Company’s common stock to satisfy a debt obligation of $13,850.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 29, 2012, pursuant to a debt conversion notice, the Company issued 41,118,422 shares of the Company’s common stock to satisfy a debt obligation of $50,000.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3.    Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company during the quarter ended March 31, 2012.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

On February 27, 2012 the Company filed a certificate of amendment to the Company's Articles of Incorporation with the Secretary of State of Nevada to increase the Company's authorized capital stock to 1,000,000,000 shares, par value $0.001 per share, including (i) 950,000,000 shares of common stock, par value $0.001 per share and (ii) 50,000,000 shares of preferred stock, par value $0.001 per share. The effective date of the Amendment is February 29, 2011.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.   Exhibits

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 21, 2012	By: /s/ KayodeAladesuyi
Kayode Aladesuyi
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)