Form 10-Q/A
period 2012-03-31
EAST COAST DIVERSIFIED CORP
filed 2012-06-22
CIK 1256540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

The purpose of this Amendment No.1 (the “Amendment”) to the East Coast Diversified Corporation (the “Company”) quarterly report on Form 10-Q for the period ended March 31, 2012, originally filed with the U.S. Securities and Exchange Commission on May 21, 2012 (the “Form 10-Q), is to furnish an amended Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and update the notes to the consolidated financial statements.

No other changes have been made in this Amendment to the Form 10-Q. This Amendment speaks as of the original date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date other than footnotes 1 and 4 and does not materially modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 attached hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liabilities under those sections .

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

Concentration of Credit Risk

The Company grants unsecured credit to commercial and governmental customers in the United States and abroad. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. As of March 31, 2012, three customers account for 71% of the total accounts receivable compared to three customers accounting for 77% at December 31, 2011.

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

On February 27, 2012 the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to increase the Company’s authorized capital stock to 1,000,000,000 shares, par value $0.001 per share, including (i) 950,000 shares of common stock, par value $0.001 per share and (ii) 50,000,000 shares of preferred stock, par value $0.001 per share.  The effective date of the Amendment is February 29, 2012.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

On February 27, 2012 the Company filed a certificate of amendment to the Company's Articles of Incorporation with the Secretary of State of Nevada to increase the Company's authorized capital stock to 1,000,000,000 shares, par value $0.001 per share, including (i) 950,000,000 shares of common stock, par value $0.001 per share and (ii) 50,000,000 shares of preferred stock, par value $0.001 per share. The effective date of the Amendment is February 29, 2012.

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

Date: June 22, 2012	By: /s/ KayodeAladesuyi
Kayode Aladesuyi
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)