Form 10-Q
period 2012-06-30
EAST COAST DIVERSIFIED CORP
filed 2012-08-14
CIK 1256540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

As of August 10, 2012, there were 984,772,657 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets
Cash	$37,363	$53,519
Accounts receivable, net	710,407	273,031
Inventory	139,334	33,523
Prepaid license fees	50,000	50,000
Prepaid expenses	1,000	3,076
Total current assets	938,104	413,149

Property and equipment, net	19,155	22,814

Other assets
Capitalized research and development costs, net	–	9,273
Intangible assets, net	663,000	739,500
Goodwill	742,107	742,107
Prepaid license fees	112,500	137,500
Escrow deposits	3,855	3,462
Security deposits	20,000	4,521
Total other assets	1,541,462	1,636,363

Total assets	$2,498,721	$2,072,326

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$4,794	$16,675
Loans payable, current	274,410	711,882
Loans payable - related party, current	607,187	630,298
Accounts payable and accrued expenses	520,257	721,010
Accrued payroll and related liabilities	1,732,036	1,717,582
Total current liabilities	3,138,684	3,797,447

Other liabilities
Loans payable, non-current	17,545	–

Total liabilities	3,156,229	3,797,447

Commitments and contingencies:
Contingent acquisition liabilities	1,104,973	1,104,973

Amounts payable in common stock	709,122	–

Derivative liability	381,835	–

Stockholders' deficit
Preferred stock, $0.001 par value, 50,000,000 and 20,000,000 shares authorized Series A preferred stock, 23,183,595 and 10,513,813 shares issued and outstanding at June 30, 3012 and December 31, 2011, respectively	23,184	21,028
Series B preferred stock, 1,500 and nil shares issued and outstanding at June 30, 3012 and December 31, 2011, respectively	2	–
Common stock, $0.001 par value, 2,000,000,000 and 480,000,000 shares authorized, 661,484,567 and 289,895,481 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	661,484	289,895
Additional paid-in capital	13,429,367	10,180,384
Preferred stock subscriptions receivable	(1,384,998)	–
Accumulated deficit	(15,273,499)	(13,062,595)
Total East Coast Diversified stockholders' deficit	(2,544,460)	(2,571,288)
Noncontrolling interest	(308,978)	(258,806)
Total stockholders' deficit	(2,853,438)	(2,830,094)

Total liabilities and stockholders' deficit	$2,498,721	$2,072,326

See accompanying notes to consolidated financial statements

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Product sales	$313,744	$76,733	$461,676	$169,630
Consulting and development	119,110	116,000	409,210	167,500
User fees	18,346	13,281	30,808	32,962
Total revenues	451,200	206,014	901,694	370,092

Operating Expenses
Cost of revenues:
Product sales	211,267	45,816	292,193	86,839
Consulting and development	67,637	59,366	114,737	59,366
User fees	21,843	13,150	38,178	21,869
Selling, general and administative expense	1,018,985	312,842	1,772,946	653,157

Total operating expenses	1,319,732	431,174	2,218,054	821,231

Loss from operations	(868,532)	(225,160)	(1,316,360)	(451,139)

Other income (expense)
Other income	25	–	1,412	–
Interest expense	(193,064)	(21,938)	(501,197)	(44,383)
Gain on settlement of debt	141,141	–	141,141	–
Loss on conversion of debt	(575,263)	–	(575,263)	–
Change in derivative liability	(10,809)	–	(10,809)	–
Total other income (expense)	(637,970)	(21,938)	(944,716)	(44,383)

Net loss	(1,506,502)	(247,098)	(2,261,076)	(495,522)
Net loss attributable to noncontrolling interests	35,583	6,509	50,172	17,323

Net loss attributable to East Coast DiversifiedCorporation	$(1,470,919)	$(240,589)	$(2,210,904)	$(478,199)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period -basic and diluted	626,749,544	163,872,692	507,380,566	157,651,502

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(2,210,904)	$(478,199)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(50,172)	(17,323)
Depreciation and amortization	90,132	79,890
Provision for doubtful accounts	186,669	–
Issuance of loan payable for consulting services	60,000	–
Stock issued for services	125,205	131,250
Amortization of prepaid license fee	25,000	–
Amortization of payment redemption premium as interest	12,076	–
Gain on recovery of redemption premiums	(17,625)	–
Gain on settlement of loans payable	(38,646)	–
Gain on settlement of accounts payable	(102,495)	–
Loss on conversion of debt	575,263	–
Change in derivative liability	10,809	–
Accretion of beneficial conversion feature on convertible notes payable as interest	466,611	–
Accretion of stock discounts to convertible notes payable as interest	2,160	–
Interest accrued on loans payable	40,280	42,129
Changes in operating assets and liabilities:
Accounts receivable, net	(624,045)	(179,434)
Inventory	(105,811)	14,496
Security deposits	(15,479)	–
Escrow deposits	(393)	7,787
Bank overdraft	(11,881)	16,003
Accounts payable and accrued expenses	728,108	45,377
Accrued payroll and related liabilities	76,954	150,494
Net cash used in operating activities	(778,184)	(187,530)

Cash flows from investing activities:
Capital expenditures	(700)	–
Net cash from investing activities	(700)	–

Cash flows from financing activities:
Proceeds from issuance of common stock	1,000	103,000
Proceeds from issuance of preferred stock	113,400	–
Proceeds from preferred stock subscription	115,002	–
Proceeds from loans payable	486,926	–
Proceeds from loans payable - related party	56,500	130,419
Repayments of loans payable	(10,100)	–
Repayments of loans payable - related party	–	(46,575)
Net cash from financing activities	762,728	186,844

Net increase (decrease) in cash	(16,156)	(686)

Cash at beginning of period	53,519	1,278

Cash at end of period	$37,363	$592

See accompanying notes to consolidated financial statements.

Continued

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$354	$2,254

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:

Issuance of 334,850,199 and 7,000,000 shares of common stock in conversion of loans payable	$503,836	$100,000

Issuance of 4,055,556 shares of common stock in conversion of loans payable - related party, resepctively	$–	$37,500

Issuance of 1,000,000 shares of series A preferred stock in conversion of loans payable	$57,000	$–

Issuance of 2,592,898 shares of series A preferred stock in conversion of loans payable - related party	$87,500	$–

Payment redemption premiums on convertible notes payable	$10,000	$–

Loans and accounts payable converted to Amounts payable in common stock	$1,068,345	$–

Issuance of 109,500,000 shares of common stock in settlement of loans and accounts payable converted to Amounts payable in common stock	$563,460	$–

Issuance of 4,324,515 shares of Series A preferred stock to related parties in conversion of 86,490,344 shares of common stock	$86,490	$–

Issuance of 372,000 shares of Series A preferred stock to third parties in conversion of 7,440,000 shares of common stock	$7,440	$–

Issuance of 1,500,000 shares of series B preferred stock under stock subscription	$1,500,000	$–

Beneficial conversion feature of convertible notes payable	$606,669	$–

Discount for stock issued in connection with issuance of note payable	$2,160	$–

Issuance of 357,143 shares of common stock in conversion of accounts payable	$–	$2,500

Issuance of 7,500,000 and 32,857,143 shares of common stock in conversion of accrued salaries	$22,500	$230,000

Issuance of 408,164 shares of series A preferred stock in conversion of accrued salaries	$40,000	$–

See accompanying notes to consolidated financial statements.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

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

On January, 12, 2012, StudentConnect Inc., a Georgia corporation, was formed as a subsidiary of the Company.

On July, 4, 2012, WetWinds Inc., a Georgia corporation, was formed as a subsidiary of the Company.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

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

These unaudited consolidated financial statements should be read in conjunction with our 2011 annual consolidated financial statements included in our annual report on Form 10-K/A, filed with the SEC on May 4, 2012.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $15,273,499 at June 30, 2012, a net loss and net cash used in operations of $2,210,904 and $778,184, respectively, for the six months ended June 31, 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Concentration of Credit Risk

The Company grants unsecured credit to commercial and governmental customers in the United States and abroad. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. As of June 30, 2012, five customers account for 70% of the total accounts receivable compared to three customers accounting for 77% at December 31, 2011.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense was $186,669 and $nil for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $186,669 and $nil, respectively.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure to its customers.

Note 2 – Loans Payable

Loans payable at June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
Loans Payable, Current:

Unsecured $450,000 note payable to Azfar Haque, which bears interest at 9% per annum and was originally due June 15, 2008. At December 31, 2011 the note was in default. On September 19, 2011, $25,000 of this note was transferred to an investor and was converted to common stock. During the year ended December 31, 2011, $227,250 of this note was converted to common stock. During the six months ended June 30, 2012, the remaining $372,655 plus $3,595 of additional accrued interest was purchased by multiple investors. Accrued interest is equal to $ nil and $174,905 respectively.	$–	$372,655

Unsecured $80,000 note payable to Rainmaker Global, Inc. which bears interest at 30% per annum and was originally due December 31, 2009. At December 31, 2011 the note was in default. During the six months ended June 30, 2012, $102,000 of this note was purchased by Ironridge Global IV, Ltd. Pursuant to the purchase agreement, Rainmaker Global agreed to settle the entire amount due for the purchase price of $102,000, creating a gain on the settlement of $38,125. Accrued interest is equal to $nil and $54,125 respectively.	–	134,125

$20,000 convertible note payable to Leonard Marella, which bears interest at 10% per annum and was originally due October 1, 2009. At December 31, 2011 the note was in default. During the six months ended June 30, 2012, $24,862 of this note was purchased by Ironridge Global IV, Ltd. Pursuant to the purchase agreement, Mr. Marella agreed to settle the entire amount due for the purchase price of $24,862, creating a gain on the settlement of $521. Accrued interest is equal to $nil and $4,883, respectively.	–	24,883

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

Note 2 – Loans Payable (Continued)

	June 30, 2012	December 31, 2011

Unsecured non-interest bearing note payable, due on demand, to Syed Ahmed. During the six months ended June 30, 2012, the note was purchased by Ironridge Global IV, Ltd.	–	7,000

Unsecured non-interest bearing note payable, due on demand, to Alina Farooq. During the six months ended June 30, 2012, the note was purchased by Ironridge Global IV, Ltd.	–	3,500

Unsecured non-interest bearing note payable, due on demand, to William Johnson. The note holder loaned the Company an additional $5,100 and the entire note of $12,000 was converted to preferred stock during the six months ended June 30, 2012.	–	6,900

Unsecured non-interest bearing note payable, due on demand, to Robert Saidel. The note holder loaned the Company an additional $1,976 during the six months ended June 30, 2012. During the six months ended June 30, 2012, the note was purchased by Ironridge Global IV, Ltd.	–	23,964

Unsecured non-interest bearing note payable, due on demand, to Michael Johnstone. The note was repaid during the six months ended June 30, 2012.	–	1,100

Unsecured non-interest bearing note payable, due on demand, to Michael Carbone, Sr. The note was converted to preferred stock during the six months ended June 30, 2012.	–	5,000

Unsecured $25,000 convertible note payable to Mindshare Holdings, Inc., which bears interest at 8% per annum and due January 5, 2012. The note includes a redemption premium of $7,500 and is discounted for its unamortized beneficial conversion feature of $289 at December 31, 2011. During the six months ended June 30, 2012, the note balance of $25,000, plus $1,000 of accrued interest, was converted to common stock.	–	32,133

Unsecured $25,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due January 5, 2012. The note includes a redemption premium of $7,500 and is discounted for its unamortized beneficial conversion feature of $367 at December 31, 2011. During the six months ended June 30, 2012, the note balance of $25,000, plus $1,249 of accrued interest, was converted to common stock.	–	32,211

Unsecured $17,500 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due February 1, 2012. The note includes a redemption premium of $2,625 and is discounted for its unamortized beneficial conversion feature of $1,885 at December 31, 2011. During the six months ended June 30, 2012, the note balance of $17,500, plus $439 of accrued interest, was converted to common stock.	–	18,240

Unsecured $9,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due June 30, 2012. This note is currently in default. The note includes a redemption premium of $1,350 and is discounted for its unamortized beneficial conversion feature of $nil and $7,337 as of June 30, 2012 and December 31, 2011, respectively. Accrued interest is equal to $265 and $nil, respectively.	10,615	3,013

Unsecured $16,290 convertible note payable to First Trust Management, which bears interest at 7% per annum and due September 25, 2012. During the six months ended June 30, 2012, the note was purchased by Ironridge Global IV, Ltd. The note is discounted for its unamortized beneficial conversion feature of $nil and $6,247 as of June 30, 2012 and December 31, 2011, respectively.	–	10,043

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

Note 2 – Loans Payable (Continued)

	June 30, 2012	December 31, 2011

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On November 2, 2011, the Company received $32,500, which is due May 28, 2012. The note is currently in default. The draw on the note is discounted for its unamortized beneficial conversion feature of $nil and $12,147 as of June 30, 2012 and December 31, 2011, respectively. Accrued interest is equal to $1,716 and $nil, respectively.	34,216	20,353

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On November 18, 2011, the Company received $11,950, which is due May 28, 2012. The note is currently is default. The draw on the note is discounted for its unamortized beneficial conversion feature of $nil and $4,738 as of June 30, 2012 and December 31, 2011, respectively. Accrued interest is equal to $589 and $nil, respectively.	12,539	7,212

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On December 5, 2011, the Company received $7,960, which is due June 5, 2012. The note is currently in default. The draw on the note is discounted for its unamortized beneficial conversion feature of $nil and $3,816 as of June 30, 2012 and December 31, 2011, respectively. Accrued interest is equal to $363 and $nil, respectively.	8,323	4,144

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On December 15, 2011, the Company received $9,950, which is due June 15, 2012. The note is currently in default. The draw on the note is discounted for its unamortized beneficial conversion feature of $nil and $4,544 as of June 30, 2012 and December 31, 2011, respectively. Accrued interest is equal to $431 and $nil, respectively.	10,381	5,406

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On January 2, 2012, the Company received $164,150, which is due September 30, 2012. $2,000 was paid on the note during the six months ended June 30, 2012. During the six months ended June 30, 2012, $40,000 of the note was converted to series A preferred stock and $62,450 was converted to common stock. The draw on the note is discounted for its unamortized beneficial conversion feature of $22,556 . Accrued interest is equal to $4,016.	41,160	–

Unsecured $40,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due June 30, 2012. The note is currently in default. The note includes a redemption premium of $8,000 and is discounted for its unamortized beneficial conversion feature of $nil at June 30, 2012. Accrued interest is equal to $981.	48,981	–

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due October 5, 2012. The note is discounted for its unamortized beneficial conversion feature of $7,615 at June 30, 2012. Accrued interest is equal to $1,275.	26,160	–

Unsecured $60,000 note payable to Street Capital, Inc., which bears no interest and due July 5, 2012. During the six months ended June 30, 2012, the note was purchased by Ironridge Global IV, Ltd. The Company issued 600,000 shares of common stock to Street capital as an incentive to provide the loan. The note is discounted for its unamortized fair value of the common stock of $nil at June 30, 2012.	–	–

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

Note 2 – Loans Payable (Continued)

	June 30, 2012	December 31, 2011

Unsecured $10,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due June 30, 2012. The note is currently in default. The note includes a redemption premium of $2,000 and is discounted for its unamortized beneficial conversion feature of $nil at June 30, 2012. Accrued interest is equal to $226.	12,226	–

Unsecured $37,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due November 16 2012. The note is discounted for its unamortized beneficial conversion feature of $16,997 at June 30, 2012. Accrued interest is equal to $1,126.	21,629	–

Unsecured $30,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due October 17 2012. The note is discounted for its unamortized beneficial conversion feature of $13,457 at June 30, 2012. Accrued interest is equal to $1,322.	17,865	–

On February 17, 2012, Panache Capital, LLC entered into an agreement to purchase $50,000 of the note payable to Azfar Haque. The Company exchange the original note to Mr. Haque with a new note to Pananche which bears interest at 10% per annum and due February 17, 2013. During the six months ended June 30, 2012, $44,348 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $4,519 at June 30, 2012. Accrued interest is equal to $474.	1,607	–

In February 2012, Magna Group, LLC entered into two agreements to purchase a total of $275,000 of the note payable to Azfar Haque. The Company exchanged the original note to Mr. Haque with new notes to Magna which bear interest at 12% per annum and due February 24, 2013. During the six months ended June 30, 2012, the entire note balance, including accrued interest of $600, totaling $275,600 was converted to common stock.	–	–

Unsecured $16,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due May 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $13,457 at June 30, 2012. Accrued interest is equal to $305.	2,848

Unsecured $10,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due January 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $8,162 at June 30, 2012. Accrued interest is equal to $148.	1,986

Unsecured $3,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due January 21, 2013. The note is discounted for its unamortized beneficial conversion feature of $2,509 at June 30, 2012. Accrued interest is equal to $39.	530

Unsecured $12,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due February 5, 2013. The note is discounted for its unamortized beneficial conversion feature of $10,775 at June 30, 2012. Accrued interest is equal to $99.	1,324

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

Note 2 – Loans Payable (Continued)

	June 30, 2012	December 31, 2011

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due February 25, 2012. The note is discounted for its unamortized beneficial conversion feature of $20,674 at June 30, 2012. Accrued interest is equal to $271.	12,097	–

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On May 10, 2012, the Company received $3,200, which is due September 30, 2012. The draw on the note is discounted for its unamortized beneficial conversion feature of $910 at June 30, 2012. Accrued interest is equal to $22.	2,312	–

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On June 7, 2012, the Company received $2,500, which is due September 30, 2012. The draw on the note is discounted for its unamortized beneficial conversion feature of $889 at June 30, 2012. Accrued interest is equal to $8.	1,619	–

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On June 12, 2012, the Company received $9,500, which is due September 30, 2012. The draw on the note is discounted for its unamortized beneficial conversion feature of $3,531 at June 30, 2012. Accrued interest is equal to $23.	5,992	–

Subtotal, Loans Payable, Current	274,410	711,882

Loans Payable, Non-current:

Unsecured $70,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due October 24 2013. The note is discounted for its unamortized beneficial conversion feature of $55,377 at June 30, 2012. Accrued interest is equal to $2,922.	17,545	–

Total Loans Payable	$291,955	$711,882

The Company accrued interest expense of $32,391 and $95,583 for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, on the above loans.  Accrued interest is included in the loan balances.

The Company borrowed $486,926 and $244,755 during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. The Company made payments of $10,100 and $2,500 on the loans during the six months ended June 30, 2012 and the year ended December 31, 2011. During the six months ended June 30, 2012, the Company converted $503,836 of loans payable into 334,850,199 shares of the Company’s common stock and $57,000 of loans payable into 1,000,000 shares of the Company’s Series A Preferred. During the year ended December 31, 2011, the Company converted $394,619 of loans payable into 14,748,313 shares of the Company’s common stock.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

Note 2 – Loans Payable (Continued)

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued under the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $164,150 was drawn against the note on January 2, 2012 and $2,000 was repaid during the six months ended June 30, 2012. The draw is due September 30, 2012 and is discounted by the value of its beneficial conversion feature of $66,686, of which, $44,130 has been accreted as interest expense for the six months ended June 30, 2012. Interest of $4,016 has been accrued for the six months ended June 30, 2012. During the six months ended June 30, 2012, $62,450 of the note has been converted into 36,248,424 shares of the Company’s common stock and $40,000 of the note has been converted into 800,000 shares of Series A Preferred. The outstanding balance of the loan, net of discounts, at June 30, 2012 is $119,279.

On January 3, 2012, the Company issued a $40,000 unsecured convertible promissory note to Southridge Partners II LP. The note bears interest at 5% per annum, is due June 30, 2012, and is convertible at a 50% discount to the average of the two low closing bid prices during the five day period prior to the conversion date. The note includes a redemption premium of $8,000 which is being amortized as interest expense over the term of the loan. The note is discounted by the value of its beneficial conversion feature of $38,261, which has been fully accreted as interest expense during the six months ended June 30, 2012. Interest of $981 has been accrued for the six months ended June 30, 2012. The outstanding balance of the loan, net of discounts, at June 30, 2012 is $48,981.

On January 3, 2012, the Company issued a $32,500 unsecured convertible promissory note to Asher Enterprises, Inc. The note bears interest at 8% per annum, is due October 5, 2012, and is convertible at a 40% discount to the average of the three low trading prices during the ten day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $21,667, of which, $14,052 has been accreted as interest expense for the six months ended June 30, 2012. Interest of $1,275 has been accrued for the six months ended June 30, 2012. The outstanding balance of the loan, net of discounts, at June 30, 2012 is $26,160.

On January 5, 2012, the Company issued a $60,000 unsecured convertible promissory note to Street Capital, Inc. for services to be rendered. The note bears no interest and is due July 5, 2012. The Company issued 600,000 shares of common stock to Street capital as an incentive to provide the loan. The note is discounted for the fair value of the common stock of $2,160, which has been fully accreted as interest expense during the six months ended June 30, 2012. During the six months ended June 30, 2012, the note was purchased by Ironridge Global IV, Ltd. (see Note 4).

On January 17, 2012, the Company issued a $10,000 unsecured convertible promissory note to Southridge Partners II LP. The note bears interest at 5% per annum, is due June 30, 2012, and is convertible at a 50% discount to the average of the two low closing bid prices during the five day period prior to the conversion date. The note includes a redemption premium of $2,000 which is being amortized as interest expense over the term of the loan. The note is discounted by the value of its beneficial conversion feature of $9,167, which has been fully accreted as interest expense during the six months ended June 30, 2012. Interest of $226 has been accrued for the six months ended June 30, 2012. The outstanding balance of the loan, net of discounts, at June 30, 2012 is $12,226.

On February 13, 2012, Azfar Haque transferred $10,000 of the $450,000 note payable to him to SGI Group, LLC per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Mr. Haque with a new note to SGI Capital, LLC which bears interest at 10% per annum and due February 13, 2013. The note is discounted by the value of its beneficial conversion feature of $5,455, all of which has been accreted as interest expense for the six months ended June 30, 2012. On February 16, 2012, the entire note of $10,000 was converted to 9,103,332 shares of common stock.

On February 14, 2012, the Company issued a $37,500 unsecured convertible promissory note to Asher Enterprises, Inc. The note bears interest at 8% per annum, is due November 16, 2012, and is convertible at a 50% discount to the average of the three low trading prices during the ten day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $33,750, of which, $16,753 has been accreted as interest expense for the six months ended June 30, 2012. Interest of $1,126 has been accrued for the six months ended June 30, 2012. The outstanding balance of the loan, net of discounts, at June 30, 2012 is $21,629.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

Note 2 – Loans Payable (Continued)

On February 16, 2012, Azfar Haque transferred $41,250 of the $450,000 note payable to him to Southridge Partners II LP per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Mr. Haque with a new note to Southridge Partners II LP which bears interest at 10% per annum and due February 16, 2013. The note is discounted by the value of its beneficial conversion feature of $19,286, which has been fully accreted as interest expense for the six months ended June 30, 2012. During the six months ended June 30, 2012, the entire note of $41,250 was converted to 25,662,101 shares of common stock.

On February 17, 2012, the Company issued a $30,000 unsecured convertible promissory note to Hanover Holdings I, LLC. The note bears interest at 12% per annum, is due October 17, 2012, and is convertible at a 55% discount to the average of the three low trading prices during the three day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $29,999, of which, $16,542 has been accreted as interest expense for the six months ended June 30, 2012. Interest of $1.322 has been accrued for the six months ended June 30, 2012. The outstanding balance of the loan, net of discounts, at June 30, 2012 is $17,865.

On February 17, 2012, Azfar Haque transferred $50,000 of the $450,000 note payable to him to Panache Capital, LLC per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Mr. Haque with a new note to Panache Capital, LLC which bears interest at 10% per annum and due February 17, 2013. The note is discounted by the value of its beneficial conversion feature of $26,667, of which, $22,148 has been accreted as interest expense for the six months ended June 30, 2012. During the six months ended June 30, 2012, $44,348 of the note was converted to 39,342,949 shares of the Company’s common stock. Interest of $474 has been accrued for the six months ended June 30, 2012. The outstanding balance of the loan, net of discounts, at June 30, 2012 is $1,607.

On February 17, 2012, Azfar Haque transferred $75,000 of the $450,000 note payable to him to Magna Group, LLC per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Mr. Haque with a new note to Magna Group, LLC which bears interest at 12% per annum and due February 17, 2013. The note is discounted by the value of its beneficial conversion feature of $61,184, which has been fully accreted as interest expense for the six months ended June 30, 2012. During the six months ended June 30, 2012, the entire note of $75,000 was converted to 23,241,401 shares of common stock.

On February 24, 2012, Azfar Haque transferred $50,000 of the $450,000 note payable to him to Magna Group, LLC per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Mr. Haque with a new note Magna Group, LLC which bears interest at 12% per annum and due February 24, 2013. The note is discounted by the value of its beneficial conversion feature of $150,000, which has been fully accreted as interest expense during the six months ended June 30, 2012. During the six months ended June 30, 2012, the entire note balance of $60,600, including accrued interest of $600, was converted to 147,537,153 shares of the Company’s common stock.

On February 24, 2012, the Company issued a $70,000 unsecured convertible promissory note to Hanover Holdings I, LLC. The note bears interest at 12% per annum, is due October 24, 2013, and is convertible at a 55% discount to the average of the three low trading prices during the three day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $69,999, of which, $14,622 has been accreted as interest expense for the six months ended June 30, 2012. Interest of $2,922 has been accrued for the six months ended June 30, 2012. The outstanding balance of the loan, net of discounts, at June 30, 2012 is $17,545.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $2,500 was drawn against the note on April 2, 2012 and was fully repaid during the six months ended June 30, 2012. The draw is due September 30, 2012 and is discounted by the value of its beneficial conversion feature of $972, which has been fully accreted as interest expense for the six months ended June 30, 2012.

On May 3 2012, the Company issued a $16,000 unsecured convertible promissory note to Hanover Holdings I, LLC. The note bears interest at 12% per annum, is due May 3, 2013, and is convertible at a 55% discount to the average of the three low trading prices during the three day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $15,999, of which, $2,542 has been accreted as interest expense for the six months ended June 30, 2012. Interest of $305 has been accrued for the six months ended June 30, 2012. The outstanding balance of the loan, net of discounts, at June 30, 2012 is $2,848.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

Note 2 – Loans Payable (Continued)

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $3,200 was drawn against the note on May 10, 2012. The draw is due September 30, 2012 and is discounted by the value of its beneficial conversion feature of $1,414, of which, $504 has been accreted as interest expense for the six months ended June 30, 2012. Interest of $22 has been accrued for the six months ended June 30, 2012. The outstanding balance of the loan, net of discounts, at June 30, 2012 is $2,312.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $3,000 was drawn against the note on May 11, 2012 and was fully repaid during the six months ended June 30, 2012. The draw is due September 30, 2012 and is discounted by the value of its beneficial conversion feature of $1,275, which has been fully accreted as interest expense for the six months ended June 30, 2012.

On May 16, 2012, the Company issued a $10,000 unsecured convertible promissory note to Hanover Holdings I, LLC. The note bears interest at 12% per annum, is due January 16, 2013, and is convertible at a 55% discount to the average of the three low trading prices during the three day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $9,999, of which, $1,837 has been accreted as interest expense for the six months ended June 30, 2012. Interest of $148 has been accrued for the six months ended June 30, 2012. The outstanding balance of the loan, net of discounts, at June 30, 2012 is $1,986.

On May 21, 2012, the Company issued a $3,000 unsecured convertible promissory note to Hanover Holdings I, LLC. The note bears interest at 12% per annum, is due January 21, 2013, and is convertible at a 55% discount to the average of the three low trading prices during the three day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $2,999, of which, $490 has been accreted as interest expense for the six months ended June 30, 2012. Interest of $39 has been accrued for the six months ended June 30, 2012. The outstanding balance of the loan, net of discounts, at June 30, 2012 is $530.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $1,500 was drawn against the note on May 22, 2012 and was fully repaid during the six months ended June 30, 2012. The draw is due September 30, 2012 and is discounted by the value of its beneficial conversion feature of $611, which has been fully accreted as interest expense for the six months ended June 30, 2012.

On May 23 2012, the Company issued a $32,500 unsecured convertible promissory note to Asher Enterprises, Inc. The note bears interest at 8% per annum, is due February 25, 2013, and is convertible at a 42% discount to the average of the three low trading prices during the ten day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $23,947, of which, $3,273 has been accreted as interest expense for the six months ended June 30, 2012. Interest of $271 has been accrued for the six months ended June 30, 2012. The outstanding balance of the loan, net of discounts, at June 30, 2012 is $12,097.

On June 5, 2012, the Company issued a $12,000 unsecured convertible promissory note to Hanover Holdings I, LLC. The note bears interest at 12% per annum, is due February 5, 2013, and is convertible at a 55% discount to the average of the three low trading prices during the three day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $11,999, of which, $1,224 has been accreted as interest expense for the six months ended June 30, 2012. Interest of $99 has been accrued for the six months ended June 30, 2012. The outstanding balance of the loan, net of discounts, at June 30, 2012 is $1,324.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

Note 2 – Loans Payable (Continued)

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $2,500 was drawn against the note on June 7, 2012. The draw is due September 30, 2012 and is discounted by the value of its beneficial conversion feature of $1,111, of which, $222 has been accreted as interest expense for the six months ended June 30, 2012. Interest of $8 has been accrued for the six months ended June 30, 2012. The outstanding balance of the loan, net of discounts, at June 30, 2012 is $1,619.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $9,500 was drawn against the note on June 12, 2012. The draw is due September 30, 2012 and is discounted by the value of its beneficial conversion feature of $4,222, of which, $691 has been accreted as interest expense for the six months ended June 30, 2012. Interest of $23 has been accrued for the six months ended June 30, 2012. The outstanding balance of the loan, net of discounts, at June 30, 2012 is $5,992.

Note 3 – Related Parties

Loans payable – related parties at June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011

Unsecured non-interest bearing note payable, due on demand, to Frank Russo, a Director of the Company.	$409,979	$409,979

Unsecured note payable to Edward Eppel, a Director of the Company, which bears interest at 10% per annum and is due on demand. Accrued interest is equal to $23,652 and $15,763, respectively.	197,208	189,319

Unsecured non-interest bearing note payable, due on demand, to Anis Sherali, a Director of the Company. During the six months ended June 30, 2012, Mr. Sherali loaned an additional $56,500 to the Company and converted the entire note balance of $87,500 preferred stock.	–	31,000

Total	$607,187	$630,298

Frank Russo, a Director of the Company, is a holder of an unsecured non-interest bearing note of the Company.  At December 31, 2010, $422,006 was due to Mr. Russo.  The Company repaid $0 and $12,027 to Mr. Russo during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. During the six months ended June 30, 2012, the Company converted $10,000 of accrued board compensation due to Mr. Russo into 102,041 shares of Series A Preferred. Additionally, during the six months ended June 30, 2012, Mr. Russo converted 6,922,685 shares of common stock owned by him into 346,134 shares of Series A Preferred.

Edward Eppel, a Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum. At December 31, 2010, $173,256 was due to Mr. Eppel.  The Company borrowed $0 and $299 from Mr. Eppel during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.  $7,889 and $15,763 of interest was accrued and included in the loan balance for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. During the six months ended June 30, 2012, the Company converted $10,000 of accrued board compensation due to Mr. Eppel into 102,041 shares of series A preferred stock.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

Note 3 – Related Parties (Continued)

During the year ended December 31, 2011, the Company borrowed $195,000 from Mr. Sherali and issued a non-interest bearing note. Also during the year ended December 31, 2011, the Company converted $127,000 of the note and issued 13,005,556 common shares and converted $37,000 of the note and issued 462,500 preferred shares to Mr. Sherali. During the six months ended June 30, 2012, the Company borrowed an additional $56,500 from Mr. Sherali and converted the $87,500 balance of the note and issued 2,592,898 Series A Preferred shares to Mr. Sherali. During the six months ended June 30, 2012, Mr. Sherali purchased 2,113,409 shares of the Company’s series A preferred stock for $66,000 and the Company converted $10,000 of accrued board compensation due to Mr. Sherali into 102,041 shares of Series A Preferred stock. Additionally, during the six months ended June 30, 2012, Mr. Sherali converted 32,420,942 shares of common stock owned by him into 1,621,047 shares of Series A Preferred.

Kayode Aladesuyi, the Company’s Chairman, Chief Executive Officer, and President, is the holder of an unsecured non-interest bearing note of the Company. At December 31, 2010, the outstanding balance on the note was $18,456. During the year ended December 31, 2011, the Company borrowed $10,619 from and repaid $29,075 to Mr. Aladesuyi. The balance of the note at December 31, 2011 is $0.

The Company issued 4,000,000 shares of its common stock to Mr. Aladesuyi for services during the years ended December 31, 2011 and converted $230,000 of accrued salaries due to Mr. Aladesuyi to 32,857,143 shares of common stock. During the six months ended June 30, 2012, the Company converted $10,000 of accrued board compensation due to Mr. Aladesuyi into 102,041 shares of Series A Preferred.

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents. Mr. Aladesuyi is the managing member of BBGN&K. The license agreement calls for royalty payments beginning in 2012 of 8% of EarthSearch’s revenues to be paid quarterly. Also on October 5, 2011, the Company's Board of Directors approved the issuance of 1,428,572 shares of Series A Preferred  to Mr. Aladesuyi as payment of $200,000 initial license fee.

On November 2, 2011, the Company issued 4,285,714 shares of its preferred stock to Mr. Aladesuyi in conversion of $600,000 of accrued compensation due him.

On November 2, 2011, the Company issued 1,375,000 shares of its preferred stock to Mr. Russo in conversion of $125,000 of accrued compensation due him.

Andrea Sousa, Comptroller of the Company, is the wife of Kayode Aladesuyi. On January 12, 2012 the Company issued 7,500,000 shares of the Company’s common stock in exchange of salaries payable to Ms. Rocha of $22,500.

During the six months ended June 30, 2012, Mr. Aladesuyi, his five children, and BBGN&K converted a combined 46,027,281 shares of common stock owned by them into 2,301,363 shares of Series A Preferred stock.

During the six months ended June 30, 2012, Ms. Sousa converted 1,119,436 shares of common stock owned by her into 55,971 shares of Series A Preferred.

Note 4 – Amounts Payable in Common Stock and Derivative Liability

During the six months ended June 30, 2012, Ironridge Global IV, Ltd. (“Ironridge”) purchased $826,367 of accounts payable and $241,978 of loans payable, for a total of $1,068,345, from certain creditors of the Company. On April 20, 2012, the Superior Court of the State of California for the County of Los Angeles, Central District approved a Stipulation for Settlement of Claims (the “Settlement of Claims”) in the favor of Ironridge. The Settlement of Claims calls for the amount to be paid by issuance of the Company’s common stock. The number of shares of the common stock is to be calculated based on the volume weighted average price (“VWAP”) of the common stock over the calculation period, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the calculation period, less a discount of 35%. The calculation period is defined as the period from the approval of the Settlement of Claims until the settlement is completed.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

Note 4 – Amounts Payable in Common Stock and Derivative Liability (Continued)

As the terms of the settlement include issuing common stock at a 35% discount to the conversion price, a derivative liability for the discount was established at the time of the Settlement of Claims of $575,263, which was charged to operations during the six months ended June 30, 2012 as a loss on conversion of debt. The derivative liability is revalued at the end of each reporting period with any change in the liability being charged to operations.

As common stock is issued in installments on the settlement, the Amounts Payable in Common Stock and the Derivative Liability will be reduced accordingly. During the six months ended June 30, 2012, 109,500,000 shares of common stock, with a market value of $563,460, were issued to Ironridge in settlement of $359,223 of the liability, resulting in the reduction of the derivative liability of $204,237.

Note 5 – Stockholders’ Deficit

Authorized Capital

On September 17, 2010, the Board authorized the creation of a common stock incentive plan (the “2010 Stock Incentive Plan”) for our management and consultants. The Company registered twenty five million (25,000,000) shares of its common stock pursuant to the 2010 Stock Incentive Plan on Form S-8 filed with the Commission on September 27, 2010. As of June 30, 2012, no options have been granted under the plan.

On July 6, 2012 the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to increase the Company’s authorized capital stock to 2,050,000,000 shares, par value $0.001 per share, including (i) 2,000,000,000 shares of common stock, par value $0.001 per share and (ii) 50,000,000 shares of preferred stock, par value $0.001 per share.

Preferred Stock Issued for Cash

During the six months ended June 30, 2012, the Company issued 3,364,718 shares of Series A Preferred in private placements for a total of $113,400 ($0.0337 per share average).

Preferred Stock Issued for Subscriptions

During the six months ended June 30, 2012, the Company issued 1,500 shares of series B preferred stock in a private placement for a total of $1,500,000 ($1,000 per share). During the six months ended June 30, 2012, $115,002 of the subscription receivable was received in cash.

Preferred Stock Issued in Conversion of Debt

During the six months ended June 30, 2012, the Company issued 2,592,898 shares of Series A Preferred in the conversion of $87,500 of notes payable to related parties (see Note 3 – Related Parties) and 1,000,000 shares of Series A Preferred in the conversion of $57,000 of notes payable to unrelated parties (see Note 2 – Loans Payable).

Preferred Stock Issued for Services

During the six months ended June 30, 2012, the Company converted $40,000 of accrued compensation to its board of directors to 408,164 shares of Series A Preferred (see Note 3 – Related Parties) and issued 607,487 shares of Series A Preferred stock to an unrelated party for services at the fair value of the services rendered of $45,000.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

Note 5 – Stockholders’ Deficit (Continued)

Preferred Stock Issued in Conversion of Common Stock

During the six months ended June 30, 2012, the Company issued 4,324,515 shares of Series A Preferred stock to related parties for the conversion and return of 86,490,344 shares of common stock and issued 372,000 shares of Series A Preferred stock to unrelated parties for the conversion and return of 7,440,000 shares of common stock.

Common Stock Issued for Cash

During the six months ended June 30, 2012, the Company issued 250,000 shares of common stock in private placements for a total of $1,000 ($0.004 per share).

Common Stock Issued in Conversion of Debt

During the six months ended June 30, 2012, the Company issued 334,850,199 shares of common stock in the conversion of $503,836 of notes payable to unrelated parties (see Note 2 – Loans Payable).

During the six months ended June 30, 2012, the Company issued 109,500,000 shares of common stock, with a market value of $563,460, to Ironridge in settlement of $359,223 of amounts payable in common stock (see Note 4 – Amounts Payable in Common Stock and Derivative Liability).

Common Stock Issued for Services

During the six months ended June 30, 2012, the Company issued 12,819,231 shares of common stock to unrelated parties for services of $80,205, or an average price of $0.006 per share based on the market value of the shares at the time of issuance.  These shares were issued under the 2010 Stock Incentive Plan (“2010 Plan”) dated September 17, 2010. As of June 30, 2012, 230,000 shares remain unissued under the 2010 Plan.

During the six months ended June 30, 2012, the Company converted $22,500 of accrued salaries due to Ms. Rocha to 7,500,000 shares of common stock, at a price of $0.007 per share based on the market value of the shares at the time of issuance (see Note 3 – Related Parties).

During the six months ended June 30, 2012, the Company issued 600,000 shares of common stock to an unrelated party for an incentive to enter into a loan agreement, at an average price of $0.0036 per share based on the market value of the shares at the time of issuance (see Note 2 – Loans Payable).

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

Note 6 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities in Marietta, Georgia. The term of the lease is 66 months with escalating lease payments beginning at $2,163 per month. At June 30, 2012, future minimum lease payments under the lease are as follows:

2012	$12,978
2013	26,735
2014	27,550
2015	28,366
2016	29,219
2017	15,054
$139,902

Rent expense was $15,143 and $32,641 for the three months ended June 30, 2012 and 2011, respectively.

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

Note 7 – Subsequent Events

On July 2, 2012, the Company issued 75,700,000 shares of the Company’s common stock to Ironridge in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof. The shares issued to Ironridge were issued pursuant to a Stipulation for Settlement of Claims (the “Stipulation”) filed by the Company and Ironridge in the Superior Court for the State of California, County of Los Angeles (Case No. BC481395) on April 20, 2012 in settlement of claims purchased by Ironridge from certain creditors of the Company.

On July 5, 2012, the Company issued 8,209,315 shares of its common stock in conversion of loans payable in the amount of $9,000.

On July 5, 2012, the Company issued 536 shares of its series B preferred stock in conversion of 1,032,011 shares of its Series A Preferred stock to an investor.

On July 6, 2012, the Company issued a $5,500 unsecured convertible promissory note to Hanover Holdings I, LLC. The note bears interest at 12% per annum, is due March 6, 2013, and is convertible at a 45% discount to the average of the three low trading prices during the ten day period prior to the conversion date.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

Note 7 – Subsequent Events (Continued)

On July 10, 2012, the Company issued 33,644,523 shares of its common stock in conversion of loans payable in the amount of $40,400.

On July 13, 2012, the Company issued 5,272,727 shares of its common stock in conversion of loans payable in the amount of $5,800.

On July 17, 2012, the Company issued a $42,500 unsecured convertible promissory note to Asher Enterprises, Inc. The note bears interest at 8% per annum, is due April 19, 2013, and is convertible at a 42% discount to the average of the three low trading prices during the ten day period prior to the conversion date.

On July 19, 2012, the Company issued 40,000,000 shares of the Company’s common stock to Ironridge in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof. The shares issued to Ironridge were issued pursuant to the Stipulation filed by the Company and Ironridge in the Superior Court for the State of California, County of Los Angeles (Case No. BC481395) on April 20, 2012 in settlement of claims purchased by Ironridge from certain creditors of the Company.

On July 20, 2012, the Company issued 62,598,277 shares of its common stock in conversion of loans payable in the amount of $50,000.

On July 26, 2012, the Company issued a $15,000 unsecured convertible promissory note to Hanover Holdings I, LLC. The note bears interest at 12% per annum, is due March 26, 2013, and is convertible at a 45% discount to the average of the three low trading prices during the ten day period prior to the conversion date.

On July 27, 2012, the Company issued 50,000,000 shares of the Company’s common stock to Ironridge in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof. The shares issued to Ironridge were issued pursuant to the Stipulation filed by the Company and Ironridge in the Superior Court for the State of California, County of Los Angeles (Case No. BC481395) on April 20, 2012 in settlement of claims purchased by Ironridge from certain creditors of the Company.

On July 30, 2012, the Company issued 22,222,223 shares of its common stock in conversion of loans payable in the amount of $20,000.

On August 5, 2012, the Company’s wholly-owned subsidiary, Wetwinds Inc., entered into a license agreement with WEC ASSET LLC for the rights to use a certain Social Media concept developed by WEB ASSET LLC. The license agreement calls for royalty payments of 49% of all revenues derived for the use of the licensed rights subsequent to the Company’s initial $2,000,000 of revenue, to be paid quarterly. WEB ASSET LLC is owned by BBGN&K, which Mr. Kayode Aladesuyi is the managing member.

On August 6, 2012, the Company issued 25,641,025 shares of its common stock in conversion of loans payable in the amount of $20,000.

On August 6, 2012, the Company issued 49,000,000 shares of the Company’s common stock to Ironridge in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof. The shares issued to Ironridge were issued pursuant to the Stipulation filed by the Company and Ironridge in the Superior Court for the State of California, County of Los Angeles (Case No. BC481395) on April 20, 2012 in settlement of claims purchased by Ironridge from certain creditors of the Company.

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

Plan of Operation

For the next 12 months, ECDC’s overall operation plan will be to expand its overall marketing and sales efforts of its proprietary technologies in all four subsidiaries which include EarthSearch, StudentConnect, Roque Paper and WetWinds.

Marketing and Business Development

ECDC recently hired a Director of Marketing and Business Development responsible for orchestrating marketing and sales support and managing market research, advertising and sales support to sales teams within each corporate subsidiary.

The Marketing and Business Development division will help manage communications outreach and will outsource marketing and public relations consultants to launch and promote products and services within various mediums including print, interactive media and industry events as a means to get exposure and visibility in the marketplace.

EarthSearch Communications

Clients

We have completed the customization of our GATIS software for the Kenyan Revenue Authority and expect deployment by end of August. Our marketing division will support our local partners in Kenya to increase sales in the market. We will also market the software to other revenue agencies around the globe looking to closely monitor and manage movement of cargo across the border.

We recently entered a joint venture agreement with McLeod software to provide a software integration agreement with SAP. The Company will focus on introducing our products and services to logistics companies currently utilizing McLeod Software and SAP partners globally as a means to introduce them to our wireless GPS/RFID technology. This technology will be offered to clients facing complex logistics issues. Our integrated GP/RFID products, combined with our GATIS software, offers a unique solutions for several industries. We intend to publish white papers via on our web sites and industry journals to demonstrate and introduce advanced solutions that our technology can provide. The GATIS software offers an end-to-end integrated RFID/GPS solution that can provide continuous visibility from sales processing to warehouse operations, wet cargo and containerized cargo monitoring, workforce solution and demand visibility for the manufacturing industry.

StudentConnect

ECDC has officially launched StudentConnect, our school transportation and safety division. We have had several presentations to a number of school districts throughout metro Atlanta. As a result of the positive response from parents and school officials, we expect to formally launch services to a number of schools during the new school year. Our strategy is to focus on the metro Atlanta market and strategically expand service offering to other parts of the country for effective deployment of the product.

We have also received a positive response from other countries specifically Nigeria, Guatemala and Dubai and will look to develop support operation for international deployment over the next 12 months.

WetWinds

WetWinds is global technology company that provides interactive social media experiences for users across the globe. We are currently developing a virtual desktop-to-mobile technology called “Vir2o” that will help change the way users socialize and interact on the web in real-time. As part of its operations, WetWinds has hired a team of seasoned designers anddevelopers to complete the development of the social media site and mobile application.

We intend to deploy the site on game consoles, mobile devices and desktops.. Vir2o beta platform is schedule to launch by end of 2012.

Rogue Paper

Rogue recently relocated to a larger facility and is hoping to expand its sales force by the end of the fiscal year 2012. Our key client recently expanded the use of our software and we intend to continue adding additional programs to the platform.  The Company is hoping to grow via merger or acquisition  over the next twelve months in order to help  enhance revenue opportunity and add key personnel to our operations.

Results of Operations

For the Three Months Ended June 30, 2012 and 2011

Revenues

For the three months ended June 30, 2012, our revenue was $451,200 compared to $206,014 for the same period in 2011, representing an increase of 119%. This increase in revenue was directly attributable to the Company’s decision to change its business focus and product portfolio in 2010 and early 2011 from simply marketing GPS devices to developing full-fledged supply chain solutions which include RFID technologies, other supply chain and warehouse solutions, as well as the expansion of marketing activities to develop a global distribution network for its new product portfolios, and the acquisition of Rogue Paper, which represented $119,110 of total revenues for the three months ended June 30, 2012. Management believes these changes will result in greater stability and long term growth for the Company.

Revenues are generated from three separate but related offerings, RFID/GPS product sales, consulting services, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $313,744 and $76,733 for the three months ended June 30, 2012 and 2011, respectively.  Revenues for consulting services were $119,110 for the three months ended June 30, 2012, compared to $116,000 for the three months ended June 30, 2011.  User fees were $18,346 and $13,281 for the three months ended June 30, 2012 and 2011, respectively.

Operating Expenses

For the three months ended June 30, 2012, operating expenses were $1,319,732 compared to $431,174 for the same period in 2011, an increase of 206%.

Cost of revenues increased $182,415 and is directly attributable to the increase in revenues for the three months ended June 30, 2012.

For the three months ended June 30, 2012, selling, general and administrative expenses were $1,018,985 compared to $312,842 for the same period in 2011, an increase of 226%. This increase was primarily caused by $87,925 of selling general and administrative expenses of Rogue Paper, Inc. in 2012; professional fees related to public company compliance and investor relations increased from $126,918 to $254,019; royalties owed on a license agreement increased from $0 to $24,888; salary expenses increased from $73,948 to $178,378; research and development expense increased from $0 to $138,350; bad debt expense increased from $nil to $186,669; and amortization of intangible assets and prepaid license fees increased from $0 to $50,750.

Our professional fees related to public company compliance and investor relations increased significantly because we filed a Registration Statement on Form S-1 in 2011, as well as continuing increases in our investor relations efforts.

Net Loss

We generated net losses of $1,470,919 for the three months ended June 30, 2012 compared to $240,589 for the same period in 2011, an increase of 511%. Included in the net loss for the three months ended June 30, 2012 was interest expense of $193,064 (of which $174,082 represents accretion of embedded beneficial conversion features on notes payable), reduced by other income of $25, gain on settlement of debt of $141,141, a loss on the conversion of debt of $575,263, and non-controlling interests’ share of the net loss of EarthSearch and Rogue Paper of $35,583.  Included in the net loss for the three months ended June 30, 2012 was interest expense of $21,938, reduced by non-controlling interests’ share of the net loss of EarthSearch of $6,509.

For the Six Months Ended June 30, 2012 and 2011

Revenues

For the six months ended June 30, 2012, our revenue was $901,694 compared to $370,092 for the same period in 2011, representing an increase of 144%. This increase in revenue was directly attributable to the Company’s decision to change its business focus and product portfolio in 2010 and early 2011 from simply marketing GPS devices to developing full-fledged supply chain solutions which include RFID technologies, other supply chain and warehouse solutions, as well as the expansion of marketing activities to develop a global distribution network for its new product portfolios, and the acquisition of Rogue Paper, which represented $257,290 of total revenues for the six months ended June 30, 2012. Management believes these changes will result in greater stability and long term growth for the Company.

Revenues are generated from three separate but related offerings, RFID/GPS product sales, consulting services, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $461,676 and $169,630 for the six months ended June 30, 2012 and 2011, respectively.  Revenues for consulting services were $409,210 for the six months ended June 30, 2012, compared to $167,500 for the six months ended June 30, 2011.  User fees were $30,808 and $32,962 for the six months ended June 30, 2012 and 2011, respectively.

Operating Expenses

For the six months ended June 30, 2012, operating expenses were $2,218,054 compared to $821,231 for the same period in 2011, an increase of 170%.

Cost of revenues increased $277,034 and is directly attributable to the increase in revenues for the six months ended June 30, 2012.

For the six months ended June 30, 2012, selling, general and administrative expenses were $1,772,946 compared to $653,157 for the same period in 2011, an increase of 171%. This increase was primarily caused by $199,680 of selling general and administrative expenses of Rogue Paper, Inc. in 2012; professional fees related to public company compliance and investor relations increased from $135,918 to $405,249; royalties owed on a license agreement increased from $0 to $39,873; salary expenses increased from $256,721 to $406,952; research and development expense increased from $0 to $138,350; bad debts expense increased from $nil to $186,669; and amortization of intangible assets and prepaid license fees increased from $0 to $101,500.

Our professional fees related to public company compliance and investor relations increased significantly because we filed a Registration Statement on Form S-1 in 2011 as well as continuing increases in our investor relations efforts.

Net Loss

We generated net losses of $2,210,904 for the six months ended June 30, 2012 compared to $478,199 for the same period in 2011, an increase of 325%. Included in the net loss for the six months ended June 30, 2012 was interest expense of $501,197 (of which $466,611 represents accretion of embedded beneficial conversion features on notes payable), reduced by other income of $1,412, a gain on the settlement of debt of $141,141, a loss on the conversion of debt of $575,263, and non-controlling interests’ share of the net loss of EarthSearch and Rogue Paper of $50,172.  Included in the net loss for the six months ended June 30, 2012 was interest expense of $44,383, reduced by non-controlling interests’ share of the net loss of EarthSearch of $17,323.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2012 and 2011, we funded our operations through financing activities consisting of private placements of equity securities with outside investors and loans from related and unrelated parties. Our principal use of funds during the six months ended June 30, 2012 and 2011 has been for working capital and general corporate expenses.

Liquidity and Capital Resources during the six months ended June 30, 2012 compared to the six months ended June 30, 2011

As of June 30, 2012, we had cash of $37,363 and a working capital deficit of $2,200,580.  The Company generated a negative cash flow from operations of $778,184 for the six months ended June 30, 2012, as compared to cash used in operations of $187,530 for the six months ended June 30, 2011. The negative cash flow from operating activities for the six months ended June 30, 2012 is primarily attributable to the Company's net loss from operations of $2,034,207, offset by noncash depreciation and amortization of $90,132, provision for doubtful accounts of $186,669, issuance of loan payable for prepaid services of $60,000, stock issued for services of $125,205, amortization of prepaid license fees of $25,000, amortization or payment redemption premiums of $12,076, accretion of beneficial conversion features on convertible notes payable of $466,611, accretion of stock discounts on convertible notes payable of $2,160, accrued interest on loans payable of $40,280, loss on conversion of debt of $575,263, change in derivative liability of $10,809, changes in operating assets and liabilities of $47,453, and increased by a gain on recovery of redemption premiums of $17,625, gains on settlement of accounts payable of $102,495, gains on settlement of debt of $38,616, and noncontrolling interests in the losses of EarthSearch and Rogue Paper of $40,200.

The negative cash flow from operating activities for the six months ended June 30, 2011 is primarily attributable to the Company's net loss from operations of $478,199, offset by noncash depreciation and amortization of $79,890, stock issued for services of $131,250, accrued interest on loans payable of $42,129, and net cash from changes in operating assets and liabilities of $54,723, and increased by noncontrolling interests in the loss of EarthSearch of $17,323.

Cash used in investing activities consisted of $700 in capital expenditures for the six months ended June 30, 2012 compared to $nil for the same period in 2011.

Cash generated from our financing activities was $762,728 for the six months ended June 30, 2012, compared to $186,844 during the comparable period in 2011. This increase was primarily attributed to the proceeds from proceeds from the issuance of preferred stock of $228,402 in 2012, proceeds from loans payable of $486,926 in 2012, a decrease in repayments of loans payable to related parties from $46,575 to $0; offset by a decrease in proceeds from the issuance of common stock from $103,000 to $1,000, a decrease in proceeds from loans payable – related parties from $130,419 to $56,500, and the repayment of loans payable of $10,100 in 2012.

We will require additional financing during the current fiscal year. During the period from July 1, 2012 to August 8, 2012, we received proceeds of $63,000 from the issuance of convertible promissory notes.

On July 1, 2011, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Southridge Partners II, LP (“Southridge”). Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to Ten Million Dollars ($10,000,000) of our common stock over the course of twenty four (24) months commencing the effective date of the initial Registration Statement (as defined below) covering the Registrable Securities pursuant to the Equity Purchase Agreement. For each share of our common stock purchased under the Agreement, Southridge will pay ninety-two percent (92%) of the average of the lowest closing bid price of our common stock in any two trading days, consecutive or inconsecutive, of the five consecutive trading day period (the “Valuation Period”) commencing the date a put notice (the “Put Notice”) is delivered to Southridge in a manner provided by the Equity Purchase Agreement. Subject to certain limitations and floor price reductions, the Company may, at its sole discretion, issue a Put Notice to Southridge and Southridge will then be irrevocably bound to acquire such shares. To date, the Company has not completed the registration process and therefore is unable to put shares under the Equity Purchase Agreement.

On April 20, 2012, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Ironridge Technology Co., a division of Ironridge Global IV, Ltd. (“Ironridge”), providing for the issuance and sale by the Company to the Ironridge of an aggregate of 1,500 shares of the Company’s Series B Preferred Stock (the “Preferred Shares”) in fifteen (15) equal tranches of 100 Preferred Shares each, at a price of $1,000 per Preferred Share. Pursuant to the Certificate of Designation to create the Series B Preferred Shares, each Preferred Share may be converted at any time at the option of Ironridge into shares of the Company’s common stock, par value $0.001 at a conversion price of $.01 per share, subject to certain adjustments. During the quarter ended June 30, 2012, the Company received $100,000 for the first tranche of 100 shares and $15,002 towards the second tranche of 100 shares of Series B Preferred stock sold to Ironridge.

In connection with the Closing, on April 20, 2012 the Company entered into a Registration Rights Agreement with Ironridge, pursuant to which the Company will file a registration statement related to the Stock Purchase Agreement with the Securities and Exchange Commission covering the resale of the Common Stock that will be issued to Ironridge upon conversion of the Preferred Shares.

On April 20, 2012, the Company issued 49,700,000 shares of the Company’s common stock to Ironridge in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof. The shares issued to Ironridge were issued pursuant to a Stipulation for Settlement of Claims (the “Stipulation”) filed by the Company and Ironridge in the Superior Court for the State of California, County of Los Angeles (Case No. BC481395) on April 20, 2012 in settlement of claims purchased by Ironridge from certain creditors of the Company in the aggregate amount equal to $1,079,991 (the “Claim Amount”), plus attorney’s fees and costs. Pursuant to the Stipulation, the Company was required to issue and deliver 49,700,000 shares of Common Stock (the “Initial Issuance”). Ironridge will ultimately be entitled to retain a number of shares of Common Stock (the “Final Amount”) that is equal to: (a) the sum of $1,068,344.86 plus a transaction fee of $40,000 and reasonable attorney’s fees, (b) divided by sixty-five percent (65%) of the volume weighted average price (“VWAP”) of the Common Stock as reported by Bloomberg Professional service of Bloomberg LP over a period of time beginning on the date on which Ironridge receives the Initial Issuance and ending on the date on which the aggregate trading volume of the Company’s Common Stock exceeds $5,000,000 (such period being the “Calculation Period”), not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period. For every 20 million shares that trade during the Calculation Period, or if any time during the Calculation Period a daily VWAP is below 80% of the closing price of the Company’s Common Stock on the day before the date of the Initial Issuance, Ironridge has the right to cause the Company to immediately issue to Ironridge additional shares of Common Stock (each, an “Additional Issuance”) (provided, however, that at no time may Ironridge and its affiliates collectively own more than 9.99% of the total number of shares of Common Stock outstanding). At the end of the Calculation Period, (a) if the sum of the Initial Issuance and any Additional Issuance is less than the Final Amount, the Company shall immediately issue additional shares to Ironridge so that the total issuance is equal to the Final Amount and (b) if the sum of the Initial Issuance and any Additional Issuance is greater than the Final Amount, Ironridge will return any remaining shares to the Company for cancellation. Subsequent to April 24, 2012 and through August 8, 2012, the Company has issued an additional 324,200,000 shares of the Company’s common stock pursuant to the Stipulation.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the consolidated financial statements for the year ended December 31, 2011 regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this conclusion by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K/A as filed on May 4, 2012, for a discussion of our critical accounting policies and estimates.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On April 5, 2012, pursuant to a debt conversion notice, the Company issued 5,845,949 shares of the Company’s common stock to satisfy a debt obligation of $9,115.

On April 9, 2012, pursuant to a debt conversion notice, the Company issued 46,224,257 shares of the Company’s common stock to satisfy a debt obligation of $60,600.

On April 23, 2012, pursuant to a debt conversion notice, the Company issued 49,700,000 shares of the Company’s common stock to satisfy a debt obligation of $213,710.

On May 7, 2012, pursuant to two debt conversion notices, the Company issued 62,872,534 shares of the Company’s common stock to satisfy debt obligations of $359,450.

On June 7, 2012, pursuant to a debt conversion notice the Company issued 23,675,890 shares of the Company’s common stock to satisfy a debt obligation of $29,950.

On June 19, 2012, pursuant to a debt conversion notice, the Company issued 9,500,000 shares of the Company’s common stock to satisfy a debt obligation of $22,800.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(2) of the Securities Act. The securities were exempt from registration under Section 4(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered.

Item 3.    Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company during the quarter ended June 30, 2012.

Item 4.  Mine Safety Disclosures

Not applicable.

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

* Filed herewith

** Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2012	By: /s/ Kayode Aladesuyi
Kayode Aladesuyi
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

