Form 10-Q/A
period 2012-06-30
EAST COAST DIVERSIFIED CORP
filed 2012-09-11
CIK 1256540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

EXPLANATORY NOTE

The purpose of this Amendment No.1 (the “Amendment”) to East Coast Diversified Corporation (the “Company”) quarterly report on Form 10-Q for the period ended June 30, 2012, originally filed with the U.S. Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made in this Amendment to the Form 10-Q. This Amendment speaks as of the original date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 attached hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liabilities under those sections.

Item 6. Exhibits.

Exhibit No.	Description

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 11, 2012	By: /s/ Kayode Aladesuyi
Kayode Aladesuyi
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)