Form 10-Q
period 2012-09-30
EAST COAST DIVERSIFIED CORP
filed 2012-11-19
CIK 1256540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

As of November 14, 2012, there were 1,957,787,326 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets
Cash	$74,611	$53,519
Accounts receivable, net	542,391	273,031
Inventory	113,784	33,523
Prepaid license fees	200,000	50,000
Prepaid expenses	11,000	3,076
Total current assets	941,786	413,149

Property and equipment, net	16,581	22,814

Other assets
Capitalized research and development costs, net	–	9,273
Intangible assets, net	624,750	739,500
Goodwill	742,107	742,107
Prepaid license fees	100,000	137,500
Escrow deposits	3,910	3,462
Security deposits	20,000	4,521
Total other assets	1,490,767	1,636,363

Total assets	$2,449,134	$2,072,326

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$–	$16,675
Loans payable, current	203,895	711,882
Loans payable - related party, current	606,131	630,298
Due to related party	79,432	–
Accounts payable and accrued expenses	411,951	721,010
Accrued payroll and related liabilities	1,894,364	1,717,582
Total current liabilities	3,195,773	3,797,447

Other liabilities
Loans payable, non-current	38,922	–

Total liabilities	3,234,695	3,797,447

Commitments and contingencies:
Contingent acquisition liabilities	1,104,973	1,104,973

Amounts payable in common stock	325,630	–

Derivative liability	175,339	–

Stockholders' deficit
Preferred stock, $0.001 par value, 100,000,000 and 20,000,000 shares authorized
Series A preferred stock, 38,451,581 and 10,513,813 shares issued and outstanding at September 30, 3012 and December 31, 2011, respectively	38,452	21,028
Series B preferred stock, 2,169 and nil shares issued and outstanding at September 30, 3012 and December 31, 2011, respectively	2	–
Common stock, $0.001 par value, 5,900,000,000 and 480,000,000 shares authorized, 1,705,489,448 and 289,895,481 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,705,489	289,895
Additional paid-in capital	13,655,732	10,180,384
Preferred stock subscriptions receivable	(1,174,998)	–
Accumulated deficit	(16,284,075)	(13,062,595)
Total East Coast Diversified stockholders' deficit	(2,059,398)	(2,571,288)
Noncontrolling interest	(332,105)	(258,806)
Total stockholders' deficit	(2,391,503)	(2,830,094)

Total liabilities and stockholders' deficit	$2,449,134	$2,072,326

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenues:
Product sales	$52,721	$20,027	$514,397	$189,657
Consulting and development	64,710	62,720	473,920	230,220
User fees	13,593	10,444	44,401	43,406
Total revenues	131,024	93,191	1,032,718	463,283
Due from officer

Operating Expenses
Cost of revenues:
Product sales	41,096	14,121	333,289	100,960
Consulting and development	20,484	12,182	135,221	71,548
User fees	10,006	20,199	48,184	42,068
Selling, general and administrative expense	1,024,595	319,157	2,797,541	972,314

Total operating expenses	1,096,181	365,659	3,314,235	1,186,890

Loss from operations	(965,157)	(272,468)	(2,281,517)	(723,607)

Other income (expense)
Other income	57,019	–	58,431	–
Interest expense	(134,083)	(44,152)	(635,280)	(88,535)
Gain on settlement of debt	–	–	141,141	–
Loss on conversion of debt	–	(20,239)	(575,263)	(20,239)
Change in derivative liability	8,518	–	(2,291)	–
Total other income (expense)	(68,546)	(64,391)	(1,013,262)	(108,774)

Net loss	(1,033,703)	(336,859)	(3,294,779)	(832,381)
Net loss attributable to noncontrolling interests	58,710	9,001	73,299	26,324

Net loss attributable to East Coast Diversified Corporation	$(974,993)	$(327,858)	$(3,221,480)	$(806,057)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outsanding during the period -basic and diluted	1,142,756,004	180,067,427	720,718,304	165,205,586

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,221,480)	$(806,057)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(73,299)	(26,324)
Depreciation and amortization	130,956	86,098
Provision for doubtful accounts	311,671	–
Issuance of loan payable for consulting services	60,000	–
Stock issued for services and compensation	425,205	239,625
Amortization of prepaid license fee	37,500	–
Amortization of payment redemption premium as interest	12,076	7,683
Gain on recovery of redemption premiums	(28,975)	–
Gain on settlement of loans payable	(38,646)	–
Gain on settlement of accounts payable	(102,495)	–
Loss on conversion of debt	575,263	20,239
Change in derivative liability	2,291	–
Accretion of beneficial conversion feature on convertible notes payable as interest	604,841	13,535
Accretion of stock discounts to convertible notes payable as interest	2,160	–
Interest accrued on loans payable	47,224	63,237
Changes in operating assets and liabilities:
Accounts receivable, net	(581,031)	(194,463)
Inventory	(80,261)	14,525
Prepaid expenses	(10,000)	(173)
Security deposits	(15,479)	–
Escrow deposits	(448)	16,873
Bank overdraft	(16,675)	–
Due to related party	(70,568)	–
Accounts payable and accrued expenses	619,802	52,476
Accrued payroll and related liabilities	239,282	188,528
Net cash used in operating activities	(1,171,086)	(324,198)

Cash flows from investing activities:
Capital expenditures	(700)	–
Net cash from investing activities	(700)	–

Cash flows from financing activities:
Proceeds from issuance of common stock	1,000	169,250
Proceeds from issuance of preferred stock	151,900	–
Proceeds from preferred stock subscription	325,002	–
Proceeds from loans payable	676,076	113,072
Proceeds from loans payable - related party	56,500	154,919
Repayments of loans payable	(12,600)	–
Repayments of loans payable - related party	(5,000)	(105,976)
Net cash from financing activities	1,192,878	331,265

Net increase (decrease) in cash	21,092	7,067

Cash at beginning of period	53,519	1,278

Cash at end of period	$74,611	$8,345

See accompanying notes to consolidated financial statements

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2012	2011
Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$4,080

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:

Issuance of 851,372,252 and 14,748,313 shares of common stock in conversion of loans payable	$768,036	$138,478

Issuance of 13,055,556 shares of common stock in conversion of loans payable - related party, respectively	$–	$137,500

Issuance of 1,000,000 shares of series A preferred stock in conversion of loans payable	$57,000	$–

Issuance of 2,592,898 shares of series A preferred stock in conversion of loans payable - related party	$87,500	$–

Payment redemption premiums on convertible notes payable	$10,000	$17,625

Loans and accounts payable converted to Amounts payable in common stock	$1,068,345	$–

Issuance of 620,200,000 shares of common stock in settlement of loans and accounts payable converted to Amounts payable in common stock	$1,144,930	$–

Issuance of 4,324,515 shares of Series A preferred stock to related parties in conversion of 86,490,344 shares of common stock	$86,490	$–

Issuance of 372,000 shares of Series A preferred stock to third parties in conversion of 7,440,000 shares of common stock	$7,440	$–

Issuance of 16,782,828 shares of common stock and 56 shares of Series B preferred stock to third parties in conversion of 1,032,014 shares of Series A preferred stock

Issuance of 1,500,000 shares of series B preferred stock under stock subscription	$1,500,000	$–

Beneficial conversion feature of convertible notes payable	$708,137	$33,565

Discount for stock issued in connection with issuance of note payable	$2,160	$–

Issuance of 357,143 shares of common stock in conversion of accounts payable	$–	$2,500

Issuance of 7,500,000 and 32,857,143 shares of common stock in conversion of accrued salaries	$22,500	$230,000

Issuance of 408,164 shares of series A preferred stock in conversion of accrued salaries	$40,000	$–

Prepaid license fee accrued	$150,000	$–

See accompanying notes to consolidated financial statements.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

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

September 30, 2012

(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Nature of Operations

The Company is a holding company for several subsidiaries offering products and services in several areas of technology. EarthSearch Communications is a Logistics and Asset Management Company. The Company has created an integration of Radio Frequency Identification Technology (“RFID”) and GPS technology and is an international provider of supply chain management solutions offering real-time visibility in the supply chain with integrated RFID/GPS and other telemetry products.  These solutions help businesses worldwide to increase asset management, provide safety and security, increase productivity, and deliver real-time visibility of the supply chain through automation.

StudentConnect provides school transportation technology that would allow parents to receive real time notification about the status of their children. The company utilizes wireless communication between GPS and RFID to provide these services. The product is provided to schools and parents at zero cost. The Company’s business model allows it to charge business advertisers who sponsor alerts and messages to parents receiving the messages.

Rogue Paper, Inc., (“Rogue Paper”) the Company’s majority owned subsidiary offers second screen technology to media organizations and businesses. Additionally, ECDC recently completed the acquisition of a social media technology and through its subsidiary, WetWinds, intends to launch this operation during the fourth quarter of 2012.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $16,284,075 at September 30, 2012, a net loss and net cash used in operations of $3,221,480 and $1,171,086, respectively, for the nine months ended September 30, 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

September 30, 2012

(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Concentration of Credit Risk

The Company grants unsecured credit to commercial and governmental customers in the United States and abroad. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. As of September 30, 2012, five customers account for 70% of the total accounts receivable compared to three customers accounting for 77% at December 31, 2011.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense was $311,671 and $nil for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $311,671 and $nil, respectively.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure to its customers.

Note 2 – Loans Payable

Loans payable at September 30, 2012 and December 31, 2011 consist of the following:

	September 30,	December 31,
	2012	2011
Loans Payable, Current:

Unsecured $450,000 note payable to Azfar Haque, which bears interest at 9% per annum and was originally due June 15, 2008. At December 31, 2011 the note was in default. On September 19, 2011, $25,000 of this note was transferred to an investor and was converted to common stock. During the year ended December 31, 2011, $227,250 of this note was converted to common stock. During the nine months ended September 30, 2012, the remaining $372,655 plus $3,595 of additional accrued interest was purchased by multiple investors. Accrued interest is equal to $ nil and $174,905 respectively.	$–	$372,655

Unsecured $80,000 note payable to Rainmaker Global, Inc. which bears interest at 30% per annum and was originally due December 31, 2009. At December 31, 2011 the note was in default. During the nine months ended September 30, 2012, $102,000 of this note was purchased by Ironridge Global IV, Ltd. Pursuant to the purchase agreement, Rainmaker Global agreed to settle the entire amount due for the purchase price of $102,000, creating a gain on the settlement of $38,125. Accrued interest is equal to $nil and $54,125 respectively.	–	134,125

$20,000 convertible note payable to Leonard Marella, which bears interest at 10% per annum and was originally due October 1, 2009. At December 31, 2011 the note was in default. During the nine months ended September 30, 2012, $24,862 of this note was purchased by Ironridge Global IV, Ltd. Pursuant to the purchase agreement, Mr. Marella agreed to settle the entire amount due for the purchase price of $24,862, creating a gain on the settlement of $521. Accrued interest is equal to $nil and $4,883, respectively.	–	24,883

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 2 – Loans Payable (Continued)

	September 30,	December 31,
	2012	2011

Unsecured non-interest bearing note payable, due on demand, to Syed Ahmed. During the nine months ended September 30, 2012, the note was purchased by Ironridge Global IV, Ltd.	–	7,000

Unsecured non-interest bearing note payable, due on demand, to Alina Farooq. During the nine months ended September 30, 2012, the note was purchased by Ironridge Global IV, Ltd.	–	3,500

Unsecured non-interest bearing note payable, due on demand, to William Johnson. The note holder loaned the Company an additional $5,100 and the entire note of $12,000 was converted to preferred stock during the nine months ended September 30, 2012.	–	6,900

Unsecured non-interest bearing note payable, due on demand, to Robert Saidel. The note holder loaned the Company an additional $1,976 during the six months ended June 30, 2012. During the nine months ended September 30, 2012, the note was purchased by Ironridge Global IV, Ltd.	–	23,964

Unsecured non-interest bearing note payable, due on demand, to Michael Johnstone. The note was repaid during the nine months ended September 30, 2012.	–	1,100

Unsecured non-interest bearing note payable, due on demand, to Michael Carbone, Sr. The note was converted to preferred stock during the nine months ended September 30, 2012.	–	5,000

Unsecured $25,000 convertible note payable to Mindshare Holdings, Inc., which bears interest at 8% per annum and due January 5, 2012. The note includes a redemption premium of $7,500 and is discounted for its unamortized beneficial conversion feature of $289 at December 31, 2011. During the nine months ended September 30, 2012, the note balance of $25,000, plus $1,000 of accrued interest, was converted to common stock.	–	32,133

Unsecured $25,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due January 5, 2012. The note includes a redemption premium of $7,500 and is discounted for its unamortized beneficial conversion feature of $367 at December 31, 2011. During the nine months ended September 30, 2012, the note balance of $25,000, plus $1,249 of accrued interest, was converted to common stock.	–	32,211

Unsecured $17,500 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due February 1, 2012. The note includes a redemption premium of $2,625 and is discounted for its unamortized beneficial conversion feature of $1,885 at December 31, 2011. During the nine months ended September 30, 2012, the note balance of $17,500, plus $439 of accrued interest, was converted to common stock.	–	18,240

Unsecured $9,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due June 30, 2012. This note is currently in default. The note includes a redemption premium of $1,350 and is discounted for its unamortized beneficial conversion feature of $nil and $7,337 as of September 30, 2012 and December 31, 2011, respectively. During the nine months ended September 30, 2012, the note balance of $9,000 was converted to common stock.	–	3,013

Unsecured $16,290 convertible note payable to First Trust Management, which bears interest at 7% per annum and due September 25, 2012. During the nine months ended September 30, 2012, the note was purchased by Ironridge Global IV, Ltd. The note is discounted for its unamortized beneficial conversion feature of $nil and $6,247 as of September 30, 2012 and December 31, 2011, respectively.	–	10,043

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 2 – Loans Payable (Continued)

	September 30,	December 31,
	2012	2011

Unsecured non-interest bearing note payable, due on demand, to Syed Ahmed. During the nine months ended September 30, 2012, the note was purchased by Ironridge Global IV, Ltd.	–	7,000

Unsecured non-interest bearing note payable, due on demand, to Alina Farooq. During the nine months ended September 30, 2012, the note was purchased by Ironridge Global IV, Ltd.	–	3,500

Unsecured non-interest bearing note payable, due on demand, to William Johnson. The note holder loaned the Company an additional $5,100 and the entire note of $12,000 was converted to preferred stock during the nine months ended September 30, 2012.	–	6,900

Unsecured non-interest bearing note payable, due on demand, to Robert Saidel. The note holder loaned the Company an additional $1,976 during the six months ended June 30, 2012. During the nine months ended September 30, 2012, the note was purchased by Ironridge Global IV, Ltd.	–	23,964

Unsecured non-interest bearing note payable, due on demand, to Michael Johnstone. The note was repaid during the nine months ended September 30, 2012.	–	1,100

Unsecured non-interest bearing note payable, due on demand, to Michael Carbone, Sr. The note was converted to preferred stock during the nine months ended September 30, 2012.	–	5,000

Unsecured $25,000 convertible note payable to Mindshare Holdings, Inc., which bears interest at 8% per annum and due January 5, 2012. The note includes a redemption premium of $7,500 and is discounted for its unamortized beneficial conversion feature of $289 at December 31, 2011. During the nine months ended September 30, 2012, the note balance of $25,000, plus $1,000 of accrued interest, was converted to common stock.	–	32,133

Unsecured $25,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due January 5, 2012. The note includes a redemption premium of $7,500 and is discounted for its unamortized beneficial conversion feature of $367 at December 31, 2011. During the nine months ended September 30, 2012, the note balance of $25,000, plus $1,249 of accrued interest, was converted to common stock.	–	32,211

Unsecured $17,500 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due February 1, 2012. The note includes a redemption premium of $2,625 and is discounted for its unamortized beneficial conversion feature of $1,885 at December 31, 2011. During the nine months ended September 30, 2012, the note balance of $17,500, plus $439 of accrued interest, was converted to common stock.	–	18,240

Unsecured $9,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due June 30, 2012. This note is currently in default. The note includes a redemption premium of $1,350 and is discounted for its unamortized beneficial conversion feature of $nil and $7,337 as of September 30, 2012 and December 31, 2011, respectively. During the nine months ended September 30, 2012, the note balance of $9,000 was converted to common stock.	–	3,013

Unsecured $16,290 convertible note payable to First Trust Management, which bears interest at 7% per annum and due September 25, 2012. During the nine months ended September 30, 2012, the note was purchased by Ironridge Global IV, Ltd. The note is discounted for its unamortized beneficial conversion feature of $nil and $6,247 as of September 30, 2012 and December 31, 2011, respectively.	–	10,043

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 2 – Loans Payable (Continued)

	September 30,	December 31,
	2012	2011

Unsecured $10,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due June 30, 2012. The note is currently in default. The note includes a redemption premium of $2,000 and is discounted for its unamortized beneficial conversion feature of $nil at September 30, 2012. During the nine months ended September 30, 2012, the note balance of $10,000 was converted to common stock. Accrued interest is equal to $226.	–	–

Unsecured $37,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due November 16 2012. The note is discounted for its unamortized beneficial conversion feature of $nil at September 30, 2012. During the nine months ended September 30, 2012, the note balance of $39,000, including accrued interest of $1,500, was converted to common stock.	–	–

Unsecured $30,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due October 17 2012. The note is discounted for its unamortized beneficial conversion feature of $856 at September 30, 2012. During the nine months ended September 30, 2012, $15,000 of the note balance was converted to common stock. Accrued interest is equal to $2,229.	16,373	–

On February 17, 2012, Panache Capital, LLC entered into an agreement to purchase $50,000 of the note payable to Azfar Haque. The Company exchange the original note to Mr. Haque with a new note to Pananche which bears interest at 10% per annum and due February 17, 2013. During the nine months ended September 30, 2012, $44,348 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $nil at September 30, 2012. Accrued interest is equal to $628.	6,280	–

In February 2012, Magna Group, LLC entered into two agreements to purchase a total of $275,000 of the note payable to Azfar Haque. The Company exchanged the original note to Mr. Haque with new notes to Magna which bear interest at 12% per annum and due February 24, 2013. During the nine months ended September 30, 2012, the entire note balance, including accrued interest of $600, totaling $275,600 was converted to common stock.	–	–

Unsecured $16,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due May 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $7,853 at September 30, 2012. Accrued interest is equal to $789.	8,936

Unsecured $10,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due January 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $3,607 at September 30, 2012. Accrued interest is equal to $450.	6,843

Unsecured $3,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due January 21, 2013. The note is discounted for its unamortized beneficial conversion feature of $1,137 at September 30, 2012. Accrued interest is equal to $130.	1,993

Unsecured $12,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due February 5, 2013. The note is discounted for its unamortized beneficial conversion feature of $5,094 at September 30, 2012. Accrued interest is equal to $462.	7,368

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 2 – Loans Payable (Continued)

	September 30,	December 31,
	2012	2011

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due February 25, 2013. The note is discounted for its unamortized beneficial conversion feature of $12,749 at September 30, 2012. Accrued interest is equal to $926.	20,677	–

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On May 10, 2012, the Company received $3,200, which is due September 30, 2012. The note is currently in default. The draw on the note is discounted for its unamortized beneficial conversion feature of $nil at September 30, 2012. Accrued interest is equal to $62.	3,262	–

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On June 7, 2012, the Company received $2,500, which is due September 30, 2012. The note is currently in default. The draw on the note is discounted for its unamortized beneficial conversion feature of $nil at September 30, 2012. Accrued interest is equal to $40.	2,540	–

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On June 12, 2012, the Company received $9,500, which is due September 30, 2012. The note is currently in default. The draw on the note is discounted for its unamortized beneficial conversion feature of $nil at September 30, 2012. Accrued interest is equal to $143.	9,643	–

Unsecured $5,500 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due March 6, 2013. The note is discounted for its unamortized beneficial conversion feature of $2,654 at September 30, 2012. Accrued interest is equal to $157.	3,003	–

Unsecured $42,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due April 19, 2013. The note is discounted for its unamortized beneficial conversion feature of $24,671 at September 30, 2012. Accrued interest is equal to $708.	18,537	–

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On July 17, 2012, the Company received $3,700, which is due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $1,004 at September 30, 2012. Accrued interest is equal to $39.	2,735	–

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 2 – Loans Payable (Continued)

	September 30,	December 31,
	2012	2011

Unsecured $15,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due March 26, 2013. The note is discounted for its unamortized beneficial conversion feature of $7,254 at September 30, 2012. Accrued interest is equal to $330.	8,076	–

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On August 3, 2012, the Company received $18,350, which is due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $5,543 at September 30, 2012. Accrued interest is equal to $148.	12,955	–

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On August 20, 2012, the Company received $10,000, which is due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $3,061 at September 30, 2012. Accrued interest is equal to $56.	6,995	–

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On August 27, 2012, the Company received $40,000, which is due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $14,445 at September 30, 2012. Accrued interest is equal to $192.	25,747	–

Unsecured $10,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due March 31, 2013. The note is discounted for its unamortized beneficial conversion feature of $4,375 at September 30, 2012. Accrued interest is equal to $57.	5,682	–

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On September 5, 2012, the Company received $4,100, which is due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $1,802 at September 30, 2012. Accrued interest is equal to $14.	2,312	–

Unsecured $40,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due March 31, 2013. The note is discounted for its unamortized beneficial conversion feature of $12,444 at September 30, 2012. Accrued interest is equal to $116.	27,672	–

Subtotal, Loans Payable, Current	203,895	711,882

Loans Payable, Non-current:

Unsecured $70,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due October 24, 2013. The note is discounted for its unamortized beneficial conversion feature of $36,117 at September 30, 2012. Accrued interest is equal to $5,039.	38,922	–

Total Loans Payable	$242,817	$711,882

The Company accrued interest expense of $35,390 and $95,583 for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively, on the above loans.  Accrued interest is included in the loan balances.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

(unaud6ited)

Note 2 – Loans Payable (Continued)

The Company borrowed $676,076 and $244,755 during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. The Company made payments of $12,600 and $2,500 on the loans during the nine months ended September 30, 2012 and the year ended December 31, 2011. During the nine months ended September 30, 2012, the Company converted $768,036 of loans payable into 851,372,252 shares of the Company’s common stock and $57,000 of loans payable into 1,000,000 shares of the Company’s Series A preferred stock. During the year ended December 31, 2011, the Company converted $394,619 of loans payable into 14,748,313 shares of the Company’s common stock.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued under the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $164,150 was drawn against the note on January 2, 2012 and $4,500 was repaid during the nine months ended September 30, 2012. The draw is due September 30, 2012 and is discounted by the value of its beneficial conversion feature of $66,686, of which, the entire amount has been accreted as interest expense for the nine months ended September 30, 2012. Interest of $4,016 has been accrued for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, $52,400 of the note has been converted into 59,135,976 shares of the Company’s common stock and $40,000 of the note has been converted into 800,000 shares of Series A preferred stock. During the nine months ended September 30, 2012, $65,000 of the note was sold by the note holder to various parties. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $6,266. The note is currently in default.

On January 3, 2012, the Company issued a $40,000 unsecured convertible promissory note to Southridge Partners II LP. The note bears interest at 5% per annum, is due June 30, 2012, and is convertible at a 50% discount to the average of the two low closing bid prices during the five day period prior to the conversion date. The note includes a redemption premium of $8,000 which is being amortized as interest expense over the term of the loan. The note is discounted by the value of its beneficial conversion feature of $38,261, which has been fully accreted as interest expense during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the note balance of $40,000 was converted into 49,786,633 shares of the Company’s common stock.

On January 3, 2012, the Company issued a $32,500 unsecured convertible promissory note to Asher Enterprises, Inc. The note bears interest at 8% per annum, is due October 5, 2012, and is convertible at a 40% discount to the average of the three low trading prices during the ten day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $21,667, which has been fully accreted as interest expense during the nine months ended September 30, 2012. Interest of $1,300 has been accrued for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the note balance of $33,800 was converted into 27,644,522 shares of the Company’s common stock.

On January 5, 2012, the Company issued a $60,000 unsecured convertible promissory note to Street Capital, Inc. for services to be rendered. The note bears no interest and is due July 5, 2012. The Company issued 600,000 shares of common stock to Street capital as an incentive to provide the loan. The note is discounted for the fair value of the common stock of $2,160, which has been fully accreted as interest expense during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the note was purchased by Ironridge Global IV, Ltd. (see Note 4).

On January 17, 2012, the Company issued a $10,000 unsecured convertible promissory note to Southridge Partners II LP. The note bears interest at 5% per annum, is due June 30, 2012, and is convertible at a 50% discount to the average of the two low closing bid prices during the five day period prior to the conversion date. The note includes a redemption premium of $2,000 which is being amortized as interest expense over the term of the loan. The note is discounted by the value of its beneficial conversion feature of $9,167, which has been fully accreted as interest expense during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the note balance of $10,000 was converted into 12,811,644 shares of the Company’s common stock.

On February 13, 2012, Azfar Haque transferred $10,000 of the $450,000 note payable to him to SGI Group, LLC per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Mr. Haque with a new note to SGI Capital, LLC which bears interest at 10% per annum and due February 13, 2013. The note is discounted by the value of its beneficial conversion feature of $5,455, all of which has been accreted as interest expense for the nine months ended September 30, 2012. On February 16, 2012, the entire note of $10,000 was converted to 9,103,332 shares of common stock.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 2 – Loans Payable (Continued)

On February 14, 2012, the Company issued a $37,500 unsecured convertible promissory note to Asher Enterprises, Inc. The note bears interest at 8% per annum, is due November 16, 2012, and is convertible at a 50% discount to the average of the three low trading prices during the ten day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $33,750, all of which has been accreted as interest expense for the nine months ended September 30, 2012. Interest of $1,500 has been accrued for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the note balance of $39,000 was converted into 70,619,043 shares of the Company’s common stock.

On February 16, 2012, Azfar Haque transferred $41,250 of the $450,000 note payable to him to Southridge Partners II LP per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Mr. Haque with a new note to Southridge Partners II LP which bears interest at 10% per annum and due February 16, 2013. The note is discounted by the value of its beneficial conversion feature of $19,286, which has been fully accreted as interest expense for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the entire note of $41,250 was converted to 25,662,101 shares of common stock.

On February 17, 2012, the Company issued a $30,000 unsecured convertible promissory note to Hanover Holdings I, LLC. The note bears interest at 12% per annum, is due October 17, 2012, and is convertible at a 55% discount to the average of the three low trading prices during the three day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $29,999, of which, $29,143 has been accreted as interest expense for the nine months ended September 30, 2012. Interest of $2,229 has been accrued for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, $15,000 of the note balance was converted to 74,257,426 shares of common stock. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $16,373.

On February 17, 2012, Azfar Haque transferred $50,000 of the $450,000 note payable to him to Panache Capital, LLC per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Mr. Haque with a new note to Panache Capital, LLC which bears interest at 10% per annum and due February 17, 2013. The note is discounted by the value of its beneficial conversion feature of $26,667, which has been fully accreted as interest expense for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, $44,348 of the note was converted to 39,342,949 shares of the Company’s common stock. Interest of $628 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $6,280.

On February 17, 2012, Azfar Haque transferred $75,000 of the $450,000 note payable to him to Magna Group, LLC per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Mr. Haque with a new note to Magna Group, LLC which bears interest at 12% per annum and due February 17, 2013. The note is discounted by the value of its beneficial conversion feature of $61,184, which has been fully accreted as interest expense for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the entire note of $75,000 was converted to 23,241,401 shares of common stock.

On February 24, 2012, Azfar Haque transferred $50,000 of the $450,000 note payable to him to Magna Group, LLC per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Mr. Haque with a new note Magna Group, LLC which bears interest at 12% per annum and due February 24, 2013. The note is discounted by the value of its beneficial conversion feature of $150,000, which has been fully accreted as interest expense during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the entire note balance of $60,600, including accrued interest of $600, was converted to 147,537,153 shares of the Company’s common stock.

On February 24, 2012, the Company issued a $70,000 unsecured convertible promissory note to Hanover Holdings I, LLC. The note bears interest at 12% per annum, is due October 24, 2013, and is convertible at a 45% discount to the average of the three low trading prices during the three day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $56,452, of which, $20,335 has been accreted as interest expense for the nine months ended September 30, 2012. Interest of $5,039 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $38,922.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 2 – Loans Payable (Continued)

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $2,500 was drawn against the note on April 2, 2012 and was fully repaid during the nine months ended September 30, 2012. The draw is due September 30, 2012 and is discounted by the value of its beneficial conversion feature of $972, which has been fully accreted as interest expense for the nine months ended September 30, 2012.

On May 3 2012, the Company issued a $16,000 unsecured convertible promissory note to Hanover Holdings I, LLC. The note bears interest at 12% per annum, is due May 3, 2013, and is convertible at a 45% discount to the average of the three low trading prices during the three day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $13,333, of which, $5,480 has been accreted as interest expense for the nine months ended September 30, 2012. Interest of $789 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $8,936. The note is currently in default.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $3,200 was drawn against the note on May 10, 2012. The draw is due September 30, 2012 and is discounted by the value of its beneficial conversion feature of $1,414, which has been fully accreted as interest expense during the nine months ended September 30, 2012. Interest of $62 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $3,262. The note is currently in default.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $3,000 was drawn against the note on May 11, 2012 and was fully repaid during the nine months ended September 30, 2012. The draw is due September 30, 2012 and is discounted by the value of its beneficial conversion feature of $1,275, which has been fully accreted as interest expense for the nine months ended September 30, 2012.

On May 16, 2012, the Company issued a $10,000 unsecured convertible promissory note to Hanover Holdings I, LLC. The note bears interest at 12% per annum, is due January 16, 2013, and is convertible at a 45% discount to the average of the three low trading prices during the three day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $8,182, of which, $4,575 has been accreted as interest expense for the nine months ended September 30, 2012. Interest of $450 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $6,843.

On May 21, 2012, the Company issued a $3,000 unsecured convertible promissory note to Hanover Holdings I, LLC. The note bears interest at 12% per annum, is due January 21, 2013, and is convertible at a 45% discount to the average of the three low trading prices during the three day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $2,464, of which, $1,327 has been accreted as interest expense for the nine months ended September 30, 2012. Interest of $130 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $1,993.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $1,500 was drawn against the note on May 22, 2012 and was fully repaid during the nine months ended September 30, 2012. The draw is due September 30, 2012 and is discounted by the value of its beneficial conversion feature of $611, which has been fully accreted as interest expense for the nine months ended September 30, 2012.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 2 – Loans Payable (Continued)

On May 23 2012, the Company issued a $32,500 unsecured convertible promissory note to Asher Enterprises, Inc. The note bears interest at 8% per annum, is due February 25, 2013, and is convertible at a 42% discount to the average of the three low trading prices during the ten day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $23,947, of which, $11,198 has been accreted as interest expense for the nine months ended September 30, 2012. Interest of $926 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $20,677.

On June 5, 2012, the Company issued a $12,000 unsecured convertible promissory note to Hanover Holdings I, LLC. The note bears interest at 12% per annum, is due February 5, 2013, and is convertible at a 45% discount to the average of the three low trading prices during the three day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $9,750, of which, $4,656 has been accreted as interest expense for the nine months ended September 30, 2012. Interest of $462 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $7,368.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $2,500 was drawn against the note on June 7, 2012. The draw is due September 30, 2012 and is discounted by the value of its beneficial conversion feature of $1,111, which has been fully accreted as interest expense for the nine months ended September 30, 2012. Interest of $40 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $2,540. The note is currently in default.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $9,500 was drawn against the note on June 12, 2012. The draw is due September 30, 2012 and is discounted by the value of its beneficial conversion feature of $4,222, which has been fully accreted as interest expense for the nine months ended September 30, 2012. Interest of $143 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $9,643. The note is currently in default.

On July 6, 2012, the Company issued a $5,500 unsecured convertible promissory note to Hanover Holdings I, LLC. The note bears interest at 12% per annum, is due March 6, 2013, and is convertible at a 45% discount to the average of the three low trading prices during the three day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $4,125, of which, $1,471 has been accreted as interest expense for the nine months ended September 30, 2012. Interest of $157 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $3,003.

On July 17, 2012, the Company issued a $42,500 unsecured convertible promissory note to Asher Enterprises, Inc. The note bears interest at 8% per annum, is due April 19, 2013, and is convertible at a 42% discount to the average of the three low trading prices during the ten day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $34,000, of which, $9,329 has been accreted as interest expense for the nine months ended September 30, 2012. Interest of $708 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $18,537.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $3,700 was drawn against the note on July 17, 2012. The draw is due March 31, 2013 and is discounted by the value of its beneficial conversion feature of $1,423, of which, $419 has been accreted as interest expense for the nine months ended September 30, 2012. Interest of $39 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $2,735.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 2 – Loans Payable (Continued)

On July 26, 2012, the Company issued a $15,000 unsecured convertible promissory note to Hanover Holdings I, LLC. The note bears interest at 12% per annum, is due March 26, 2013, and is convertible at a 45% discount to the average of the three low trading prices during the three day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $10,000, of which, $2,746 has been accreted as interest expense for the nine months ended September 30, 2012. Interest of $330 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $8,076.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $18,350 was drawn against the note on August 3, 2012. The draw is due March 31, 2013 and is discounted by the value of its beneficial conversion feature of $7,340, of which, $1,797 has been accreted as interest expense for the nine months ended September 30, 2012. Interest of $148 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $12,955.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $10,000 was drawn against the note on August 20, 2012. The draw is due March 31, 2013 and is discounted by the value of its beneficial conversion feature of $3,750, of which, $389 has been accreted as interest expense for the nine months ended September 30, 2012. Interest of $56 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $6,995.

On August 21, 2012, Bulldog Insurance transferred $25,000 of the $164,150 note payable to Bulldog Insurance to Magna Group, LLC per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Bulldog Insurance with a new note to Magna Group, LLC which bears interest at 12% per annum and due August 21, 2013. The note is discounted by the value of its beneficial conversion feature of $12,500, which has been fully accreted as interest expense for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the entire note of $25,000 was converted to 64,814,816 shares of common stock.

On August 21, 2012, Bulldog Insurance transferred $40,000 of the $164,150 note payable to Bulldog Insurance to Southridge Partners II LP per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Bulldog Insurance with a new note to Southridge Partners II LP which bears interest at 12% per annum and due August 21, 2013. The note is discounted by the value of its beneficial conversion feature of $17,143, which has been fully accreted as interest expense for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the entire note of $40,000 was converted to 110,242,674 shares of common stock.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $40,000 was drawn against the note on August 27, 2012. The draw is due March 31, 2013 and is discounted by the value of its beneficial conversion feature of $17,143, of which, $2,698 has been accreted as interest expense for the nine months ended September 30, 2012. Interest of $192 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $25,747.

On September 4, 2012, the Company issued a $10,000 unsecured convertible promissory note to Southridge Partners II LP. The note bears interest at 8% per annum, is due March 31, 2013, and is convertible at a 35% discount to the lowest closing bid prices during the ten day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $5,000, of which, $625 has been accreted as interest expense during the nine months ended September 30, 2012. Interest of $57 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $5,682.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 2 – Loans Payable (Continued)

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $4,100 was drawn against the note on September 5, 2012. The draw is due March 31, 2013 and is discounted by the value of its beneficial conversion feature of $2,050, of which, $248 has been accreted as interest expense for the nine months ended September 30, 2012. Interest of $14 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $2,312.

On September 17, 2012, the Company issued a $40,000 unsecured convertible promissory note to Southridge Partners II LP. The note bears interest at 8% per annum, is due March 31, 2013, and is convertible at a 35% discount to the lowest closing bid prices during the ten day period prior to the conversion date. The note is discounted by the value of its beneficial conversion feature of $13,333 of which, $889 has been accreted as interest expense during the nine months ended September 30, 2012. Interest of $116 has been accrued for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discounts, at September 30, 2012 is $27,672.

Note 3 – Related Parties

Loans payable – related parties at September 30, 2012 and December 31, 2011 consist of the following:

	September 30,	December 31,
	2012	2011

Unsecured non-interest bearing note payable, due on demand, to Frank Russo, a Director of the Company. During the nine months ended September 30, 2012, $5,000 was paid on the note.	$404,979	$409,979

Unsecured note payable to Edward Eppel, a Director of the Company, which bears interest at 10% per annum and is due on demand. Accrued interest is equal to $27,596 and $15,763, respectively.	201,152	189,319

Unsecured non-interest bearing note payable, due on demand, to Anis Sherali, a Director of the Company. During the nine months ended September 30, 2012, Mr. Sherali loaned an additional $56,500 to the Company and converted the entire note balance of $87,500 preferred stock.	–	31,000

Total	$606,131	$630,298

Frank Russo, a Director of the Company, is a holder of an unsecured non-interest bearing note of the Company.  At December 31, 2010, $422,006 was due to Mr. Russo.  The Company repaid $5,000 and $12,027 to Mr. Russo during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. During the nine months ended September 30, 2012, the Company converted $10,000 of accrued board compensation due to Mr. Russo into 102,041 shares of Series A preferred stock. Additionally, during the nine months ended September 30, 2012, Mr. Russo converted 6,922,685 shares of common stock owned by him into 346,134 shares of Series A preferred stock.

Edward Eppel, a Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum. At December 31, 2010, $173,256 was due to Mr. Eppel.  The Company borrowed $0 and $299 from Mr. Eppel during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.  $11,833 and $15,763 of interest was accrued and included in the loan balance for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. During the nine months ended September 30, 2012, the Company converted $10,000 of accrued board compensation due to Mr. Eppel into 102,041 shares of series A preferred stock.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 3 – Related Parties (Continued)

During the year ended December 31, 2011, the Company borrowed $195,000 from Mr. Sherali and issued a non-interest bearing note. Also during the year ended December 31, 2011, the Company converted $127,000 of the note and issued 13,005,556 shares of common stock and converted $37,000 of the note and issued 462,500 shares of Series A preferred stock to Mr. Sherali. During the nine months ended September 30, 2012, the Company borrowed an additional $56,500 from Mr. Sherali and converted the $87,500 balance of the note and issued 2,592,898 shares of Series A preferred stock to Mr. Sherali. During the nine months ended September 30, 2012, Mr. Sherali purchased 3,830,076 shares of the Company’s Series A preferred stock for $104,500 and the Company converted $10,000 of accrued board compensation due to Mr. Sherali into 102,041 shares of Series A Preferred stock. Additionally, during the nine months ended September 30, 2012, Mr. Sherali converted 32,420,942 shares of common stock owned by him into 1,621,047 shares of Series A preferred stock.

Kayode Aladesuyi, the Company’s Chairman, Chief Executive Officer, and President, was the holder of an unsecured non-interest bearing note of the Company. At December 31, 2010, the outstanding balance on the note was $18,456. During the year ended December 31, 2011, the Company borrowed $10,619 from and repaid $29,075 to Mr. Aladesuyi. The balance of the note at December 31, 2011 is $0.

The Company issued 4,000,000 shares of its common stock to Mr. Aladesuyi for services during the years ended December 31, 2011 and converted $230,000 of accrued salaries due to Mr. Aladesuyi to 32,857,143 shares of common stock. During the nine months ended September 30, 2012, the Company converted $10,000 of accrued board compensation due to Mr. Aladesuyi into 102,041 shares of Series A preferred stock and issued 14,583,333 shares of Series A preferred stock as a bonus award to Mr. Aladesuyi.

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

On August 5, 2012, the Company entered into a license agreement with Web Asset, LLC (“Web Asset”) for the rights to use certain social media concept and idea created by Mr. Kayode Aladesuyi. Mr. Aladesuyi is the managing member of Web Asset. The license agreement calls for royalty payments of 49% of the revenues earned by the Company in its use of the social media concept after the Company has earned its first $2,000,000 of revenue, payable quarterly. In addition, the Company is required to pay to Web Asset a one-time fee of $150,000.

Andrea Sousa, Comptroller of the Company, is the wife of Kayode Aladesuyi. On January 12, 2012 the Company issued 7,500,000 shares of the Company’s common stock in exchange of salaries payable to Ms. Rocha of $22,500.

During the nine months ended September 30, 2012, Mr. Aladesuyi, his five children, and BBGN&K converted a combined 46,027,281 shares of common stock owned by them into 2,301,363 shares of Series A preferred stock.

During the nine months ended September 30, 2012, Ms. Sousa converted 1,119,436 shares of common stock owned by her into 55,971 shares of Series A preferred stock.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 4 – Amounts Payable in Common Stock and Derivative Liability

During the nine months ended September 30, 2012, Ironridge Global IV, Ltd. (“Ironridge”) purchased $826,367 of accounts payable and $241,978 of loans payable, for a total of $1,068,345, from certain creditors of the Company. On April 20, 2012, the Superior Court of the State of California for the County of Los Angeles, Central District approved a Stipulation for Settlement of Claims (the “Settlement of Claims”) in the favor of Ironridge. The Settlement of Claims calls for the amount to be paid by issuance of the Company’s common stock. The number of shares of the common stock is to be calculated based on the volume weighted average price (“VWAP”) of the common stock over the calculation period, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the calculation period, less a discount of 35%. The calculation period is defined as the period from the approval of the Settlement of Claims until the settlement is completed.

As the terms of the settlement include issuing common stock at a 35% discount to the conversion price, a derivative liability for the discount was established at the time of the Settlement of Claims of $575,263, which was charged to operations during the nine months ended September 30, 2012 as a loss on conversion of debt. The derivative liability is revalued at the end of each reporting period with any change in the liability being charged to operations. For the nine months ended September 30, 2012, the change in derivative liability of $2,291 has been expensed.

As common stock is issued in installments on the settlement, the Amounts Payable in Common Stock and the Derivative Liability will be reduced accordingly. During the nine months ended September 30, 2012, 620,200,000 shares of common stock, with a market value of $1,144,930, were issued to Ironridge in settlement of $742,715 of the liability, resulting in the reduction of the derivative liability of $402,215.

Note 5 – Stockholders’ Deficit

Authorized Capital

On September 17, 2010, the Board authorized the creation of a common stock incentive plan (the “2010 Stock Incentive Plan”) for our management and consultants. The Company registered twenty five million (25,000,000) shares of its common stock pursuant to the 2010 Stock Incentive Plan on Form S-8 filed with the Commission on September 27, 2010. As of September 30, 2012, no options have been granted under the plan.

On October 19, 2012 the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to increase the Company’s authorized capital stock to 6,000,000,000 shares, par value $0.001 per share, including (i) 5,900,000,000 shares of common stock, par value $0.001 per share and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share.

Preferred Stock Issued for Cash

During the nine months ended September 30, 2012, the Company issued 5,081,385 shares of Series A preferred stock in private placements for a total of $151,900 ($0.0299 per share average).

Preferred Stock Issued for Subscriptions

During the nine months ended September 30, 2012, the Company issued 1,500 shares of series B preferred stock in a private placement for a total of $1,500,000 ($1,000 per share). During the nine months ended September 30, 2012, $325,002 of the subscription receivable was received in cash.

Preferred Stock Issued in Conversion of Debt

During the nine months ended September 30, 2012, the Company issued 2,592,898 shares of Series A preferred stock in the conversion of $87,500 of notes payable to related parties (see Note 3 – Related Parties) and 1,000,000 shares of Series A Preferred in the conversion of $57,000 of notes payable to unrelated parties (see Note 2 – Loans Payable).

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 5 – Stockholders’ Deficit (Continued)

Preferred Stock Issued for Services

During the nine months ended September 30, 2012, the Company converted $40,000 of accrued compensation to its board of directors to 408,164 shares of Series A preferred stock and issued 14,583,333 shares of Series A preferred stock to its Chief Executive Officer as a bonus award (see Note 3 – Related Parties) and issued 607,487 shares of Series A preferred stock to an unrelated party for services at the fair value of the services rendered of $45,000.

Preferred Stock Issued in Conversion of Common Stock

During the nine months ended September 30, 2012, the Company issued 4,324,515 shares of Series A preferred stock to related parties for the conversion and return of 86,490,344 shares of common stock and issued 372,000 shares of Series A preferred stock to unrelated parties for the conversion and return of 7,440,000 shares of common stock.

Common Stock Issued for Cash

During the nine months ended September 30, 2012, the Company issued 250,000 shares of common stock in private placements for a total of $1,000 ($0.004 per share).

Common Stock Issued in Conversion of Debt

During the nine months ended September 30, 2012, the Company issued 851,372,252 shares of common stock in the conversion of $768,036 of notes payable to unrelated parties (see Note 2 – Loans Payable).

During the nine months ended September 30, 2012, the Company issued 620,200,000 shares of common stock, with a market value of $1,144,930, to Ironridge in settlement of $742,715 of amounts payable in common stock (see Note 4 – Amounts Payable in Common Stock and Derivative Liability).

Common Stock Issued for Services

During the nine months ended September 30, 2012, the Company issued 12,819,231 shares of common stock to unrelated parties for services of $80,205, or an average price of $0.006 per share based on the market value of the shares at the time of issuance.  These shares were issued under the 2010 Stock Incentive Plan (“2010 Plan”) dated September 17, 2010. As of September 30, 2012, 230,000 shares remain unissued under the 2010 Plan.

During the nine months ended September 30, 2012, the Company converted $22,500 of accrued salaries due to Ms. Rocha to 7,500,000 shares of common stock, at a price of $0.007 per share based on the market value of the shares at the time of issuance (see Note 3 – Related Parties).

During the nine months ended September 30, 2012, the Company issued 600,000 shares of common stock to an unrelated party for an incentive to enter into a loan agreement, at an average price of $0.0036 per share based on the market value of the shares at the time of issuance (see Note 2 – Loans Payable).

Common Stock Issued in Conversion of Preferred Stock

During the nine months ended September 30, 2012, the Company issued 16,782,828 shares of common stock and 56 shares of Series B preferred stock to an unrelated parties for the conversion and return of 1,032,014 shares of Series A preferred stock.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 6 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities in Marietta, Georgia. The term of the lease is 66 months with escalating lease payments beginning at $2,163 per month. At September 30, 2012, future minimum lease payments under the lease are as follows:

2012	$6,489
2013	26,735
2014	27,550
2015	28,366
2016	29,219
2017	15,054

$133,413

Rent expense was $26,920 and $49,005 for the nine months ended September 30, 2012 and 2011, respectively.

Acquisition Liabilities

Pursuant to the Share Exchange Agreement with Rogue Paper, Inc., commencing nine months from October 23, 2011 (the “Execution Date”), both the Company and the holders of the Preferred Shares shall have the option to redeem any portion of such holders Preferred Shares for cash, at a price of sixty cents ($0.60) per share, or $1,075,000.  Commencing twenty four (24) months from the Execution date, holders of the remaining forty-nine percent (49%) of Rogue Paper Common Shares, have the option to have such shares redeemed by the Company for cash, at a price of $0.03 per share, or $29,973.

License Agreements

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents. The license agreement calls for royalty payments beginning in 2012 of 8% of EarthSearch’s revenues to be paid quarterly (see Note 3 – Related Parties).

On August 5, 2012, the Company entered into a license agreement with Web Asset, LLC (“Web Asset”) for the rights to use certain social media concept and idea created by Mr. Kayode Aladesuyi. The license agreement calls for royalty payments of 49% of the revenues earned by the Company in its use of the social media concept after the Company has earned its first $2,000,000 of revenue, payable quarterly (see Note 3 – Related Parties).

Note 7 – Subsequent Events

On October 1, 2012, the Company issued a $15,000 unsecured convertible promissory note to SC Advisors, Inc. The note bears interest at 8% per annum, is due June 30, 2013, and is convertible at the average of the three low losing bid prices during the five day period prior to the conversion date.

On October 3, 2012, the Company issued a $10,000 unsecured convertible promissory note to Southridge partners II LP. The note bears interest at 8% per annum, is due June 30, 2013, and is convertible at a 50% discount to the lowest closing bid price during the fifteen day period prior to the conversion date.

On October 25, 2012, the Company issued a $39,647 unsecured promissory note to Azfar Haque. The note bears interest at 9% per annum, is due May 25, 2013.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 7 – Subsequent Events (Continued)

On October 26, 2012, the Company issued 1,250,000 shares of its Series A preferred stock to a related party for $6,000 in cash.

On October 23, 2012, the Company issued 100,000,000 shares of the Company’s common stock to Ironridge in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof. The shares issued to Ironridge were issued pursuant to a Stipulation for Settlement of Claims (the “Stipulation”) filed by the Company and Ironridge in the Superior Court for the State of California, County of Los Angeles (Case No. BC481395) on April 20, 2012 in settlement of claims purchased by Ironridge from certain creditors of the Company.

On October 24, 2012, the Company issued a $5,000 unsecured convertible promissory note to Bulldog Insurance. The note bears interest at 5% per annum, is due March 30, 2013, and is convertible at a 30% discount to the average closing price during the three day period prior to the conversion date.

On October 26, 2012, the Company issued 78,787,878 shares of its common stock in conversion of loans payable in the amount of $13,000.

On November 8, 2012, the Company issued a $7,000 unsecured convertible promissory note to Southridge partners II LP. The note bears interest at 8% per annum, is due June 30, 2013, and is convertible at a 50% discount to the lowest closing bid price during the fifteen day period prior to the conversion date.

On November 8, 2012, the Company issued 73,510,000 shares of its common stock in conversion of loans payable in the amount of $7,351.

On November 15, 2012, the Company issued a $5,000 unsecured convertible promissory note to Bulldog Insurance. The note bears interest at 5% per annum, is due May 15, 2013, and is convertible at a 30% discount to the average closing price during the three day period prior to the conversion date.

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

Plan of Operation

For the next 12 months, the Company’s plan of operation shall be to expand the overall marketing and sales efforts of its proprietary technologies in all four subsidiaries which include EarthSearch, StudentConnect, Roque Paper and WetWinds.

Third (3rd) quarter operations represented a significant shift in focus and business restructuring for the Company. We added two (2) additional divisions to the Company, “StudentConnect and WetWinds,” and expanded operations into new areas. We are currently in the final development phase of Vir2o, our new social media product under WetWinds, and have added new staff to facilitate the management and long term growth of these operations.

A significant amount of time in the third (3rd) and fourth (4th) quarters were and will be dedicated to certification and customization of our applications, training all of the new employees brought on board to help facilitate the new direction of the business as well as completion of the development of Vir2o and further implementation of our StudentConnect operation.

Marketing and Business Development

ECDC recently hired a Director of Marketing and Business Development responsible for orchestrating marketing and sales support and managing market research, advertising and sales support to sales teams within each corporate subsidiary. We also added the following personnel to our staff:

•	Advertisement and Sales Manager
•	Sales Manager GPS Solutions
•	Sales Manager StudentConnect Solutions
•	Sr Communication and Media Relations Manager
•	Creative Director
•	Director of System Engineering and Design

The Marketing and Business Development division will help manage communications outreach to launch and promote products and services within various mediums including print, interactive media and industry events as a means to gain exposure and visibility in the marketplace.

EarthSearch Communications

Clients

We successfully tested our GATIS software for the Kenya Revenue Authority (KRA) on behalf of our local distributor. At the request of the KRA, we have recently completed a modified version of our software called CARAS – Customs and Revenue Authority Systems designed specifically to meet requirements of Customs and Revenue department only. We anticipate the completion of the software once presented to KRA by our partner will allow our partner to begin selling products and services in the market. Our commercial department has started to market the solution to other customs authorities specifically, Tunisia and Tanzania.

We experienced some temporary setbacks with our EarthSearch and StudentConnect operations. Our agreement with Komtelecom Russia executed earlier in the year is under renegotiation. We could not accept the request that the source code to our proprietary software be submitted to the Russian secret service for review as matter of national policy related to technologies used to track assets and people. We hope to secure a different agreement that will allow us to assist Komtelecom develop its own software while offering our product to customers in Russia.

Our GATIS software was also successfully tested and certified by SAP. We have also successfully implemented our GATIS software with Mcleod Software with the objective of opening up the US market to our sales operation.

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

We plan to expand the use of StudentConnect in other countries, specifically Nigeria, Guatemala and Dubai and will look to develop support operations for international deployment over the next 12 months.

WetWinds

WetWinds is technology company that provides interactive social media experiences for users across the globe. We began the development of Vir2o, the social media product for WetWinds and expect to implement a beta launch on December 12, 2012. We expect to complete full product launch by March 2013. The beta product will feature 80% of all the features and functionalities that users can expect to see in the full version of the platform. The social media product was designed to improve social engagement on the internet.

We expect to launch Vir2o in 3 additional markets in early 2013 - Brazil, Nigeria and Canada, all of who represent major social media markets in their respective regions. Vir2o monetization strategies include product placement, banner advertisement, impression advertisement and ecommerce.

We intend to deploy the site on game consoles, mobile devices and desktops.

Rogue Paper

The Rogue Paper division extended its agreement with MTV/VH1 and continue to provide services to those organizations. Rogue Paper also expanded its product offerings to the collegiate sports market with an agreement with IMG Sport as a partner in an agreement with Duke university to continue to use the Rogue Paper technology.

Results of Operations

For the Three Months Ended September 30, 2012 and 2011

Revenues

For the three months ended September 30, 2012, our revenue was $131,024 compared to $93,191 for the same period in 2011, representing an increase of 41%. This increase in revenue was directly attributable to the Company’s decision to change its business focus and product portfolio in 2010 and early 2011 from simply marketing GPS devices to developing full-fledged supply chain solutions which include RFID technologies, other supply chain and warehouse solutions, as well as the expansion of marketing activities to develop a global distribution network for its new product portfolios, and the acquisition of Rogue Paper, which represented $64,710 of total revenues for the three months ended September 30, 2012.

Revenues are generated from three separate but related offerings, RFID/GPS product sales, consulting services, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $52,721 and $20,027 for the three months ended September 30, 2012 and 2011, respectively.  Revenues for consulting services were $64,710 for the three months ended September 30, 2012, compared to $62,720 for the three months ended September 30, 2011.  User fees were $13,593 and $10,444 for the three months ended September 30, 2012 and 2011, respectively.

Operating Expenses

For the three months ended September 30, 2012, operating expenses were $1,096,181 compared to $365,659 for the same period in 2011, an increase of 200%.

Cost of revenues increased $25,084 and is directly attributable to the increase in revenues for the three months ended September 30, 2012.

For the three months ended September 30, 2012, selling, general and administrative expenses were $1,024,595 compared to $319,157 for the same period in 2011, an increase of 221%. This increase was primarily caused by $67,863, $94,785, and $55,645 of selling general and administrative expenses of Rogue Paper, Inc., Wet Winds and StudentConnect, respectively, in 2012; professional fees related to public company compliance and investor relations increased from $121,207 to $164,699; royalties owed on a license agreement increased from $0 to $3,702; salary expenses increased from $91,000 to $325,153; bad debt expense increased from $nil to $125,002; and amortization of intangible assets and prepaid license fees increased from $0 to $50,750.

Our professional fees related to public company compliance and investor relations increased significantly because we filed a Registration Statement on Form S-1 in 2011, as well as increases in our investor relations efforts.

Net Loss

We generated net losses of $974,993 for the three months ended September 30, 2012 compared to $327,858 for the same period in 2011, an increase of 197%. Included in the net loss for the three months ended September 30, 2012 was interest expense of $134,083 (of which $138,230 represents accretion of embedded beneficial conversion features on notes payable), change in derivative liability $8,518, reduced by other income of $57,019, and non-controlling interests’ share of the net loss of EarthSearch and Rogue Paper of $58,710.  Included in the net loss for the three months ended September 30, 2012 was interest expense of $44,152, loss on the conversion of debt od $20,239, reduced by non-controlling interests’ share of the net loss of EarthSearch of $9,001.

For the Nine months Ended September 30, 2012 and 2011

Revenues

For the nine months ended September 30, 2012, our revenue was $1,032,718 compared to $463,283 for the same period in 2011, representing an increase of 123%. This increase in revenue was directly attributable to the Company’s decision to change its business focus and product portfolio in 2010 and early 2011 from simply marketing GPS devices to developing full-fledged supply chain solutions which include RFID technologies, other supply chain and warehouse solutions, as well as the expansion of marketing activities to develop a global distribution network for its new product portfolios, and the acquisition of Rogue Paper, which represented $322,000 of total revenues for the nine months ended September 30, 2012. Management believes these changes will result in greater stability and long term growth for the Company.

Revenues are generated from three separate but related offerings, RFID/GPS product sales, consulting services, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $514,397 and $189,657 for the nine months ended September 30, 2012 and 2011, respectively.  Revenues for consulting services were $473,920 for the nine months ended September 30, 2012, compared to $230,220 for the nine months ended September 30, 2011.  User fees were $44,401 and $43,406 for the nine months ended September 30, 2012 and 2011, respectively.

Operating Expenses

For the nine months ended September 30, 2012, operating expenses were $3,314,235 compared to $1,186,890 for the same period in 2011, an increase of 179%.

Cost of revenues increased $302,118 and is directly attributable to the increase in revenues for the nine months ended September 30, 2012.

For the nine months ended September 30, 2012, selling, general and administrative expenses were $2,797,541 compared to $972,314 for the same period in 2011, an increase of 188%. This increase was primarily caused by $267,543, $94,785, and $55,645 of selling general and administrative expenses of Rogue Paper, Inc., Wet Winds and StudentConnect, respectively, in 2012; professional fees related to public company compliance and investor relations increased from $257,125 to $569,948; royalties owed on a license agreement increased from $0 to $43,575; salary expenses increased from $347,721 to $732,105; board compensation increased from $40,000 to $120,000; research and development expense increased from $0 to $138,350; bad debts expense increased from $nil to $311,671; and amortization of intangible assets and prepaid license fees increased from $0 to $152,250.

Our professional fees related to public company compliance and investor relations increased significantly because we filed a Registration Statement on Form S-1 in 2011 as well as increases in our investor relations efforts.

Net Loss

We generated net losses of $3,221,480 for the nine months ended September 30, 2012 compared to $806,057 for the same period in 2011, an increase of 300%. Included in the net loss for the nine months ended September 30, 2012 was interest expense of $635,280 (of which $604,841 represents accretion of embedded beneficial conversion features on notes payable), a loss on the conversion of debt of $575,263, change in derivative liability of $2,291, and reduced by other income of $58,431, a gain on the settlement of debt of $141,141, and non-controlling interests’ share of the net loss of EarthSearch and Rogue Paper of $58,710.  Included in the net loss for the nine months ended September 30, 2012 was interest expense of $88,535, loss on the conversion of debt of $20,239, reduced by non-controlling interests’ share of the net loss of EarthSearch of $26,324.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2012 and 2011, we funded our operations through financing activities consisting of private placements of equity securities with outside investors and loans from related and unrelated parties. Our principal use of funds during the nine months ended September 30, 2012 and 2011 has been for working capital and general corporate expenses.

Liquidity and Capital Resources during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

As of September 30, 2012, we had cash of $74,611 and a working capital deficit of $2,253,987.  The Company generated a negative cash flow from operations of $1,171,086 for the nine months ended September 30, 2012, as compared to cash used in operations of $324,198 for the nine months ended September 30, 2011. The negative cash flow from operating activities for the nine months ended September 30, 2012 is primarily attributable to the Company's net loss from operations of $3,221,480, offset by noncash depreciation and amortization of $130,956, provision for doubtful accounts of $311,671, issuance of loan payable for prepaid services of $60,000, stock issued for services and compensation of $425,205, amortization of prepaid license fees of $37,500, amortization of payment redemption premiums of $12,076, accretion of beneficial conversion features on convertible notes payable of $604,841, accretion of stock discounts on convertible notes payable of $2,160, accrued interest on loans payable of $47,224, loss on conversion of debt of $575,263, change in derivative liability of $2,291, changes in operating assets and liabilities of $84,622, and increased by a gain on recovery of redemption premiums of $28,975, gains on settlement of accounts payable of $102,495, gains on settlement of debt of $38,646, and noncontrolling interests in the losses of EarthSearch and Rogue Paper of $73,299.

The negative cash flow from operating activities for the nine months ended September 30, 2011 is primarily attributable to the Company's net loss from operations of $806,057, offset by noncash depreciation and amortization of $86,098, stock issued for services of $239,625, accrued interest on loans payable of $63,237, amortization of payment redemption premiums of $7,683, loss on conversion of debt of $20,239, accretion of beneficial conversion features on convertible notes payable of $13,535, and net cash from changes in operating assets and liabilities of $77,766, and increased by noncontrolling interests in the loss of EarthSearch of $26,324.

Cash used in investing activities consisted of $700 in capital expenditures for the nine months ended September 30, 2012 compared to $nil for the same period in 2011.

Cash generated from our financing activities was $1,192,878 for the nine months ended September 30, 2012, compared to $331,265 during the comparable period in 2011. This increase was primarily attributed to the proceeds from proceeds from the issuance of preferred stock of $151,900 in 2012, proceeds from preferred stock subscriptions of $325,002 in 2012, proceeds from loans payable of $676,076 in 2012 compared to $113,072 in 2011, a decrease in repayments of loans payable to related parties from $105,976 to $5,000; offset by a decrease in proceeds from the issuance of common stock from $169,250 to $1,000, a decrease in proceeds from loans payable – related parties from $154,919 to $56,500, and the repayment of loans payable of $12,600 in 2012.

We will require additional financing during the current fiscal year. During the period from October 1, 2012 to November 14, 2012, we received proceeds of $10,000 from the issuance of convertible promissory notes.

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

On April 20, 2012, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Ironridge Technology Co., a division of Ironridge Global IV, Ltd. (“Ironridge”), providing for the issuance and sale by the Company to the Ironridge of an aggregate of 1,500 shares of the Company’s Series B Preferred Stock (the “Preferred Shares”) in fifteen (15) equal tranches of 100 Preferred Shares each, at a price of $1,000 per Preferred Share. Pursuant to the Certificate of Designation to create the Series B Preferred Shares, each Preferred Share may be converted at any time at the option of Ironridge into shares of the Company’s common stock, par value $0.001 at a conversion price of $.01 per share, subject to certain adjustments. During the quarter ended September 30, 2012, the Company received $100,000 for the first tranche of 100 shares and $15,002 towards the second tranche of 100 shares of Series B Preferred stock sold to Ironridge.

In connection with the Closing, on April 20, 2012 the Company entered into a Registration Rights Agreement with Ironridge, pursuant to which the Company will file a registration statement related to the Stock Purchase Agreement with the Securities and Exchange Commission covering the resale of the Common Stock that will be issued to Ironridge upon conversion of the Preferred Shares.

On April 20, 2012, the Company issued 49,700,000 shares of the Company’s common stock to Ironridge in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof. The shares issued to Ironridge were issued pursuant to a Stipulation for Settlement of Claims (the “Stipulation”) filed by the Company and Ironridge in the Superior Court for the State of California, County of Los Angeles (Case No. BC481395) on April 20, 2012 in settlement of claims purchased by Ironridge from certain creditors of the Company in the aggregate amount equal to $1,079,991 (the “Claim Amount”), plus attorney’s fees and costs. Pursuant to the Stipulation, the Company was required to issue and deliver 49,700,000 shares of Common Stock (the “Initial Issuance”). Ironridge will ultimately be entitled to retain a number of shares of Common Stock (the “Final Amount”) that is equal to: (a) the sum of $1,068,344.86 plus a transaction fee of $40,000 and reasonable attorney’s fees, (b) divided by sixty-five percent (65%) of the volume weighted average price (“VWAP”) of the Common Stock as reported by Bloomberg Professional service of Bloomberg LP over a period of time beginning on the date on which Ironridge receives the Initial Issuance and ending on the date on which the aggregate trading volume of the Company’s Common Stock exceeds $5,000,000 (such period being the “Calculation Period”), not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period. For every 20 million shares that trade during the Calculation Period, or if any time during the Calculation Period a daily VWAP is below 80% of the closing price of the Company’s Common Stock on the day before the date of the Initial Issuance, Ironridge has the right to cause the Company to immediately issue to Ironridge additional shares of Common Stock (each, an “Additional Issuance”) (provided, however, that at no time may Ironridge and its affiliates collectively own more than 9.99% of the total number of shares of Common Stock outstanding). At the end of the Calculation Period, (a) if the sum of the Initial Issuance and any Additional Issuance is less than the Final Amount, the Company shall immediately issue additional shares to Ironridge so that the total issuance is equal to the Final Amount and (b) if the sum of the Initial Issuance and any Additional Issuance is greater than the Final Amount, Ironridge will return any remaining shares to the Company for cancellation. Subsequent to April 24, 2012 and through August 8, 2012, the Company has issued an additional 570,500,000 shares of the Company’s common stock pursuant to the Stipulation.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On July 10, 2012, pursuant to three debt conversion notices, the Company issued 95,447,777 shares of the Company’s common stock to satisfy debt obligations of $133,092.

On July 12, 2012, pursuant to two debt conversion notices, the Company issued 22,106,061 shares of the Company’s common stock to satisfy debt obligations of $25,400.

On July 13, 2012, pursuant to a debt conversion notice, the Company issued 5,272,727 shares of the Company’s common stock to satisfy a debt obligation of $5,800.

On July 19, 2012, pursuant to a debt conversion notice, the Company issued 40,000,000 shares of the Company’s common stock to satisfy a debt obligation of $44,200.

On July 23, 2012, pursuant to two debt conversion notices, the Company issued 62,598,277 shares of the Company’s common stock to satisfy debt obligations of $50,000.

On July 31, 2012, pursuant to two debt conversion notices, the Company issued 72,222,223 shares of the Company’s common stock to satisfy debt obligations of $40,000.

On August 7, 2012, pursuant to two debt conversion notices, the Company issued 74,641,025 shares of the Company’s common stock to satisfy debt obligations of $60,950.

On August 17, 2012, pursuant to a debt conversion notice the Company issued 101,000,000 shares of the Company’s common stock to satisfy a debt obligation of $65,650.

On August 22, 2012, pursuant to a debt conversion notice the Company issued 24,000,000 shares of the Company’s common stock to satisfy a debt obligation of $12,000.

On August 27, 2012, pursuant to a debt conversion notice, the Company issued 23,148,149 shares of the Company’s common stock to satisfy a debt obligation of $12,500.

On August 28, 2012, pursuant to a debt conversion notice, the Company issued 34,285,714 shares of the Company’s common stock to satisfy a debt obligation of $12,000.

On August 30, 2012, pursuant to a debt conversion notice, the Company issued 67,582,418 shares of the Company’s common stock to satisfy a debt obligation of $30,750.

On September 4, 2012, pursuant to a debt conversion notice, the Company issued 43,333,333 shares of the Company’s common stock to satisfy a debt obligation of $13,000.

On September 7, 2012, pursuant to two debt conversion notices, the Company issued 151,666,667 shares of the Company’s common stock to satisfy debt obligations of $55,400.

On September 11, 2012, pursuant to a debt conversion notice, the Company issued 8,000,000 shares of the Company’s common stock to satisfy a debt obligation of $2,000.

On September 14, 2012, pursuant to a debt conversion notice, the Company issued 74,257,426 shares of the Company’s common stock to satisfy a debt obligation of $15,000.

On September 15, 2012, pursuant to a debt conversion notice, the Company issued 85,000,000 shares of the Company’s common stock to satisfy a debt obligation of $22,950.

On September 20, 2012, pursuant to a debt conversion notice, the Company issued 14,326,923 shares of the Company’s common stock to satisfy a debt obligation of $3,725.

On September 27, 2012, pursuant to a debt conversion notice, the Company issued 28,333,333 shares of the Company’s common stock to satisfy a debt obligation of $5,525.

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

Item 3.    Defaults Upon Senior Securities.

The Company is in default with several of its noteholders as reflected below and disclosed within this report in Note 2 of the Notes to the Consolidated Financial Statements dated September 30, 2012.

Loans Payable:

Bulldog Insurance	$6,266
Bulldog Insurance	3,262
Bulldog Insurance	2,540
Bulldog Insurance	9,643

$21,711

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

* Filed herewith

*** Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2012	By: /s/ Kayode Aladesuyi
Kayode Aladesuyi
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

