Form 10-Q/A
period 2012-09-30
EAST COAST DIVERSIFIED CORP
filed 2012-12-05
CIK 1256540

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

EXPLANATORY NOTE

The purpose of this Amendment No.1 (the “Amendment”) to the East Coast Diversified Corporation (the “Company”) quarterly report on Form 10-Q for the period ended September 30, 2012, originally filed with the U.S. Securities and Exchange Commission on November 19, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

2

Item 6. Exhibits.

Exhibit No.	Description

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*furnished herewith

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 5, 2012	By: /s/ Kayode Aladesuyi
Kayode Aladesuyi
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)