Form 10-K/A
period 2011-12-31
EAST COAST DIVERSIFIED CORP
filed 2012-12-28
CIK 1256540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 2

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

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenue

For the year ended December 31, 2011, our revenue was $612,482 compared to $129,248 for the same period in 2010, representing an increase of 374%. This increase in revenue was directly attributable to the Company’s decision to change its business focus and product portfolio in 2010, from simply marketing GPS devices to developing full-fledged supply chain solutions which include RFID technologies, other supply chain and warehouse solutions, the expansion of marketing activities to develop a global distribution network for its new product portfolios, and the acquisition of Rogue Paper, Inc., which represented $94,821 of total revenues.  Management believes these changes will result in greater stability and long term growth for the Company.

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

The decrease in investing activities is attributable to the purchase of equipment of $6,760 during the year ended December 31, 2010, compared to $4,391 in 2011, $62,698 of cash received in the acquisition of Rogue Paper during the year ended December 31, 2011 2011, and the proceeds received and payments of escrow deposits in the year ended December 31, 2010.

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

We will require additional financing during the current fiscal year according to our planned growth activities; however, there is no assurance that we will be able to raise such additional financing. During the period from January 1, 2012 to April 13, 2012, we received proceeds from the sale of 250,000 shares of our common stock of $1,000 and $60,000 from the issuance of convertible promissory notes.

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

Compensation of Directors

The general policy of the Board is that Directors earn $10,000 per quarter for each quarter served. The Board of Directors has the primary responsibility for considering and determining the amount of Director compensation. The board waived compensation for the 2nd and 3rd quarters of the year ended 2011. The Company accrued compensation for the board for the 1st and 4th quarters.

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

PART IV

Item 15.  Exhibits

(a)

Exhibit No.	Description
Exhibit 3.1	Articles of Incorporation (2)
Exhibit 3.2	Bylaws (2)
Exhibit 3.3	Certificate of Amendment to Certificate of Incorporation (1)
Exhibit 3.4	Certificate of Amendment to the Articles of Incorporation, filed with the Secretary of State of Nevada on June 3, 2011 (incorporated herein by reference to exhibit 3.1 of the Company’s current report on form 8-k filed with the commission on July 8, 2011)
Exhibit 3.5	Certificate of Incorporation to the Articles of Incorporation, filed with the State of Nevada on February 9, 2012
Exhibit 10.1	Share Exchange Agreement between East Coast Diversified Corporation and EarthSearch Communications International, Inc. dated January 12, 2010 (1)
Exhibit 10.2	Private Stock Purchase Agreement dated April 6, 2010 between Energy Partners, LLC and Messrs. Aaron Goldstein and Frank Rovito (1)
Exhibit 10.3	East Coast Diversified Corporation 2010 Incentive Stock Plan (3)
Exhibit 10.4	Equity Purchase Agreement by and among Southridge Partners II, LP and East Coast Diversified Corporation (incorporated by reference to exhibit 10.5 of the Company’s registration statement on Form S-1 filed with the commission on August 19, 2011)
Exhibit 10.5	Registration Rights Agreement by and among Southridge Partners II, LP and East Coast Diversified Corporation (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed with the commission on August 19, 2011).
Exhibit 10.6	Share Exchange Agreement by and between the Company and Rogue Paper, Inc. (incorporated by reference to the Company’s Quarterly report on Form 10-Q filed with the Commission on November 21, 2011)
Exhibit 31.1	Rule 13a-14(a) Certification by the Chief Executive Officer and Interim Chief Financial Officer (4)
Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.INS	XBRL Instance Document (4)
101.SCH	XBRL Schema Document (4)
101.CAL	XBRL Calculation Linkbase Document (4)
101.DEF	XBRL Definition Linkbase Document (4)
101.LAB	XBRL Label Linkbase Document (4)
101.PRE	XBRL Presentation Linkbase Document (4)

(1)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 12, 2010.
(2)	Incorporated by reference from Company’s Form 10-SB/12g filed with the Securities and Exchange Commission on August 6, 2003.
(3)	Incorporated by reference from Company’s Form S-8 filed with the Securities and Exchange Commission on September 27, 2010.
(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kayode Aladesuyi	December 28, 2012
Kayode Aladesuyi, Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive and Principal Financial Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kayode Aladesuyi	December 28, 2012
Kayode Aladesuyi, Director	Date

/s/ Frank Russo.	December 28, 2012
Frank Russo, Director	Date

/s/ Anis D. Sherali	December 28, 2012
Anis D. Sherali, Director	Date

/s/ Edward Eppel	December 28, 2012
Edward Eppel, Director	Date

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets At December 31, 2011 and 2010	F-2

Consolidated Statements Of Operations For the Years Ended December 31, 2011 and 2010	F-3

Consolidated Statements Of Cash Flows For the Years Ended December 31, 2011 and 2010	F-4 - F-5

Consolidated Statements Of Shareholders' Equity For the Years Ended December 31, 2011 and 2010	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-25

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

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2011	2010

Revenues:
Product sales	$203,776	$76,984
Consulting and development	352,041	21,757
User fees	56,665	30,507
Total revenues	612,482	129,248

Operating Expenses
Cost of revenues:
Product sales	118,285	41,085
Consulting and development	107,648	1,901
User fees	74,915	38,587
Selling, general and administrative expense	2,179,420	2,404,804
Loss on disposal of assets	-	21,779

Total operating expenses	2,480,268	2,508,156

Loss from operations	(1,867,786)	(2,378,908)

Other income (expense)
Other income	146,859	65
Interest expense	(177,308)	(108,550)
Loss on conversion of debt	(432,270)	(66,157)
Loss on acquisition of non-controlling interest	-	(55,849)
Total other income (expense)	(462,719)	(230,491)

Net loss before noncontrolling interests	(2,330,505)	(2,609,399)
Net loss attributable to noncontrolling interests	49,829	112,507

Net loss	$(2,280,676)	$(2,496,892)

Net loss per share - basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	184,066,678	77,118,976

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,280,676)	$(2,496,892)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(49,829)	(112,507)
Depreciation and amortization	110,390	197,112
Loss on conversion of debt	432,270	66,157
Loss on disposal of assets	–	21,779
Gain on recovery of accounts payable	(146,859)	–
Loss on acquisition of noncontrolling interest	–	55,849
Stock issued in lieu of cash compensation	–	183,159
Stock issued for services	945,430	–
In-kind contribution of services	–	347,846
Amortization of prepaid license fee	12,500	–
Amortization of payment redemption premium as interest	16,899	–
Accretion of beneficial conversion feature on convertible notes payable as interest	42,358	–
Interest accrued on loans payable	111,347	91,755
Changes in operating assets and liabilities:
Accounts receivable, net	(223,509)	(47,263)
Inventory	18,095	(42,189)
Prepaid expenses	–	5,000
Supplier advances	–	29,576
Escrow deposits	21,538	–
Accounts payable and accrued expenses	31,164	104,917
Accrued payroll and related liabilities	408,882	540,290
Net cash used in operating activities	(550,000)	(1,055,411)
Cash flows from investing activities:
Capital expenditures	(4,391)	(6,760)
Cash received in acquisition	62,698	–
Cash received in reverse merger	–	6
Proceeds received for reimbursement of escrow deposits	–	220,000
Payments of escrow deposits	–	(145,000)
Net cash from investing activities	58,307	68,246
Cash flows from financing activities:
Proceeds from issuance of common stock	186,200	656,125
Proceeds from issuance of preferred stock	5,000	–
Stock issuance costs	–	(23,000)
Bank overdraft, net	16,675	(5,207)
Proceeds from loans payable	244,755	376,931
Proceeds from loans payable - related party	205,919	264,823
Repayments of loans payable	(2,500)	–
Repayments of loans payable - related party	(112,115)	(281,995)
Net cash from financing activities	543,934	987,677
Net increase (decrease) in cash	52,241	512
Cash at beginning of period	1,278	766
Cash at end of period	$53,519	$1,278

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

Specific calculations used in the acquisition and recapitalization and the effect of the share exchange on April 2, 2010 are as follows:

Calculation of Non-controlling Interest at April 2, 2010:

	Shares	%
Total EarthSearch shares outstanding at April 2, 2010	153,509,650	100.00%
Shares not exchanged in Share Exchange	10,000,662	6.51%
Shares exchanged	143,508,988	93.49%

EarthSearch Equity Balances on April 2, 2010:

	Total	Non-Controlling %	Non-Controlling Interest
Common Stock	1,535,097	6.51%	100,007
Additional Paid In Capital	5,253,013	6.51%	342,217
Accumulated Deficit	(9,423,033)	6.51%	(613,880)

Total	(2,634,923)		(171,656)

Effect of Share Exchange on April 2, 2010:

	Common Stock		Additional Paid In
	Shares	$	Capital	Total
EarthSearch Stock given in Share Exchange	(143,508,988)	(1,435,090)	1,435,090	–
New ECDC shares issued in Share Exchange	35,000,000	35,000	(35,000)	–
Issuance of ECDC common stock for debt conversion on April 2, 2010	5,400,000	5,400	9,600	15,000
Issuance of ECDC common stock for purchase of controlling interest	6,997,150	6,997	(6,997)	–
Shares of ECDC not acquired in exchange	263,489	264	(264)	–
Totals	(95,848,349)	(1,387,429)	1,402,429	15,000

Recapitalization of ECDC Accumulated Deficit at April 2, 2010:

As EarthSearch is considered the acquirer for accounting purposes, ECDC’s accumulated deficit needed to be adjusted by $67,994, or recapitalized, in order for EarthSearch’s accumulated deficit to remain correct in consolidation.

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

·	Revenue for RFID/GPS products is recognized when shipments are made to customers. The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer.
·	Revenue for consulting services is recognized when the services have been performed.
·	Revenue for service fees is recognized ratably over the term of the use agreement.

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

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued under the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. The Company has received the following draws against the note during the year ended December 31, 2011:

·	$32,500 was drawn against the note on November 2, 2011. The draw is due May 28, 2012 and is discounted by the value of its beneficial conversion feature of $16,957, of which, $4,810 has been accreted as interest expense for the year ended December 31, 2011. The outstanding balance of the loan at December 31, 2011 is $20,353.

·	$11,950 was drawn against the note on November 18, 2011. The draw is due May 15, 2012 and is discounted by the value of its beneficial conversion feature of $6,341, of which, $1,603 has been accreted as interest expense for the year ended December 31, 2011. The outstanding balance of the loan at December 31, 2011 is $7,212.

·	$7,960 was drawn against the note on December 5, 2011. The draw is due June 5, 2012 and is discounted by the value of its beneficial conversion feature of $4,448, of which, $632 has been accreted as interest expense for the year ended December 31, 2011. The outstanding balance of the loan at December 31, 2011 is $4,144.

·	$9,950 was drawn against the note on December 15, 2011. The draw is due June 15, 2012 and is discounted by the value of its beneficial conversion feature of $5,251, of which, $707 has been accreted as interest expense for the year ended December 31, 2011. The outstanding balance of the loan at December 31, 2011 is $5,406.

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

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents. Mr. Aladesuyi is the managing member of BBGN&K. The license agreement calls for royalty payments beginning in 2012 of 8% of EarthSearch’s revenues to be paid quarterly. The term of the agreement is October 5, 2011 through September 17, 2015 and is renewable in five year terms for a renewal fee of $550,000 for each renewal term. Also on October 5, 2011, the Company's Board of Directors approved the issuance of 1,428,572 shares of preferred stock to Mr. Aladesuyi as payment of $200,000 initial license fee. The license fee is being amortized over the initial term on the agreement and is allocated between current and non-current prepaid license fees in the enclosed balance sheet (see Note 5 – Stockholders’ Deficit).

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

During the year ended December 31, 2011, the Company issued 16,888,527 shares of common stock in private placements for a total of $186,200 ($0.011 per share).

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

East Coast Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

Note 7 – Commitments and Contingencies (Continued)

Operating Leases (Continued)

Rent expense was $65,369 and $63,445 for the years ended December 31, 2011 and 2010, respectively.

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

License Agreement

On October 5, 2011, the Company entered into a license with BBGN&K for the rights to use certain patented technologies of which BBGN&K owns the patents. Mr. Aladesuyi is the managing member of BBGN&K. The license agreement calls for royalty payments beginning in 2012 of 8% of EarthSearch’s revenues to be paid quarterly. The term of the agreement is October 5, 2011 through September 17, 2015 and is renewable in five year terms for a renewal fee of $550,000 for each renewal term. Also on October 5, 2011, the Company's Board of Directors approved the issuance of 1,428,572 shares of preferred stock to Mr. Aladesuyi as payment of $200,000 initial license fee. The license fee is being amortized over the initial term on the agreement and is allocated between current and non-current prepaid license fees in the enclosed balance sheet. (see Note 4 – Related Parties).

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

$1,529,973

East Coast Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

Note 8 – Acquisition (Continued)

Intangible assets consisting of intellectual technology property were valued by management, while considering the report of a third-party, valuation firm based on the discounted projected cash flows over their expected live of 5 years.

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

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011 (UNAUDITED)

	East Coast
	Diversified
	Corporation	Rogue Paper, Inc.	Pro Forma
	Historical	Historical	Adjustments	Ref	Combined
		(1)

Revenues	$612,482	$457,410	$–		$1,069,892

Operating expenses:
Cost of revenues	300,848	308,392			609,240
Selling general and administrative expenses	2,179,420	247,708			2,427,128

Total Operating expenses	2,480,268	556,100	–		3,036,368

Loss from operations	(1,867,786)	(98,690)	–		(1,966,476)

Other income (expense)	(462,719)	–	–		(462,719)

Loss before income taxes	(2,330,505)	(98,690)	–		(2,429,195)

Income tax expense (benefit)	–	–	–		–

Loss before noncontrolling interest	(2,330,505)	(98,690)	–		(2,429,195)

Loss attributable to noncontrolling interest	(49,829)	–	(48,358)	(2)	(98,187)

Net loss	$(2,280,676)	$(98,690)	$48,358		$(2,331,008)

Net loss per share;
Basic and diluted	$(0.01)	$(0.05)			$(0.01)

Weighted average number of shares:
Basic and diluted	184,066,678	2,021,714	(2,021,714)	(3)	184,066,678

(1)	Represents unaudited results of operations of Rogue Paper, Inc. from January 1, 2011 to October 23, 2011.

(2)	Represents noncontrolling interests in the net loss of Rogue Paper, Inc. for the period from January 1, 2011 to October 23, 2011 as if Rogue Paper, Inc. was acquired as of January 1, 2011.

(3)	The adjustment to weighted average number of common shares outstanding reflects the change necessary to calculate shares outstanding as if Rogue Paper, Inc. was acquired on January 1, 2011.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010 (UNAUDITED)

	East Coast
	Diversified
	Corporation	Rogue Paper, Inc.	Pro Forma
	Historical	Historical	Adjustments	Ref	Combined
		(1)

Revenues	$129,248	$83,364	$–		$212,612

Operating expenses:
Cost of revenues	81,573	50,280			131,853
Selling general and administrative expenses	2,426,583	113,457			2,540,040

Total Operating expenses	2,508,156	163,737	–		2,671,893

Loss from operations	(2,378,908)	(80,373)	–		(2,459,281)

Other income (expense)	(230,491)	–	–		(230,491)

Loss before income taxes	(2,609,399)	(80,373)	–		(2,689,772)

Income tax expense (benefit)	–	–	–		–

Loss before noncontrolling interest	(2,609,399)	(80,373)	–		(2,689,772)

Loss attributable to noncontrolling interest	(112,507)	–	(39,383)	(2)	(151,890)

Net loss	$(2,496,892)	$(80,373)	$39,383		$(2,537,882)

Net loss per share;
Basic and diluted	$(0.03)	$(0.05)			$(0.03)

Weighted average number of shares:
Basic and diluted	77,118,976	1,597,484	(1,597,484)	(3)	77,118,976

(1)	Represents audited results of operations of Rogue Paper, Inc. from February 17, 2010 (Inception) to December 31, 2010.

(2)	Represents noncontrolling interests in the net loss of Rogue Paper, Inc. for the period from February 17, 2010 (Inception) to December 31, 2010 as if Rogue Paper, Inc. was acquired as of February 17, 2010.

(3)	The adjustment to weighted average number of common shares outstanding reflects the change necessary to calculate shares outstanding as if Rogue Paper, Inc. was acquired on February 17, 2010.

F-25