Form 10-K
period 2012-12-31
EAST COAST DIVERSIFIED CORP
filed 2013-04-16
CIK 1256540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on a closing price of $.0023 on June 30, 2012 was approximately $1,546,000. As of April 12, 2013, the registrant had 8,699,396 shares of its common stock, par value $0.001, outstanding.

Documents Incorporated By Reference: None.

i

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

ii

PART I

Item 1. Business.

Background

Overview

East Coast Diversified Corporation (the "Company", “East Coast”, “ECDC”, “we”, “us” or “our”), through its majority owned Subsidiary, EarthSearch Communications International, Inc. (“EarthSearch”), offers a portfolio of GPS devices, RFID interrogators, integrated GPS/RFID technologies and Tag designs. These solutions help businesses worldwide to increase asset management, provide safety and security, increase productivity, and deliver real-time visibility of the supply chain through automation. EarthSearch is an international provider of Global Positioning Systems (GPS) and telemetric devices, applications and solutions for both consumer and commercial markets. EarthSearch developed and created devices which featureswireless communication between RFID and GPS technologies. These devices provide real-time visibility of assets and goods in transit as well providing specialized security applications for sea ports, shipyards, and power and energy plants.

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

Additionally, EarthSearch has developed StudentlConnect - the first school transportation solution and class attendance monitoring system utilizing integrated GPS/RFID technology. This unique solution is designed to provide real-time visibility and security of students traveling on scheduled school bus routes as well as provide parents with real time notification when students miss classes. This technology monitors the real-time status of students as they enter and exit school buses and class rooms. SchoolConnect can provide real-time alerts to parents and schools when a student gets on the bus or off the bus. Alerts are sent should a student exit at the wrong bus stop, or should a student fail to get on or off the bus at a scheduled location. The SchoolConnect system provides real-time notification to parents with hand-held devices, such as smart phones as well as communication between parents and teachers.

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

We have elected to suspend continued involvement in Rogue Paper so we may focus on our 3 core operations, though we continue to retain a 51% interest in the company. As of November 12, 2012 the company elected to terminate its participation in the Rogue Paper operation. In the first quarter of 2012 the Company invested $90,000 in the Rogue Paper operation and did not receive any value or stock for the investment. Management withdrew all further funding for Rogue Paper effective April 2012.

WetWinds was created on July 3rd 2012, as a Georgia corporation. WetWinds is a wholly owned subsidiary of the Company focused on social media technology that provides interactive social media experiences for users across the globe through its primary product, a social media platform called Vir2o. Vir2o it gives users the opportunity to congregate and engage in interactive activities including shopping, watching movies, playing music and other entertainment activities.

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

On October 23, 2011, (the “Effective Date”) the Company entered into a Share Exchange Agreement (the “Rogue Paper Share Exchange Agreement”)with Rogue Paper, Inc., a California corporation (“Rogue Paper”) and certain shareholders of Rogue Paper (the “Rogue Paper Shareholders”).

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

Beginning six months from the Effective Date, both the Company and holders of the Preferred Shares have the option to redeem any portion of such holders for Preferred Shares, for cash, at a price of sixty cents ($0.60) per share. Commencing twenty-four (24) months from the Effective Date, the holders of the remaining, unsold shares of Rogue Paper common stock may require the Company to redeem such shares, for cash, at a price of three cents ($0.03) per share. In 2012, the Company invested $90,000 in Rogue Paper, and on November 12, 2012 the Company discontinued working with Rogue Paper to focus on its core businesses.

On July 4th 2012, the Company created WetWinds, a Georgia corporation as a wholly owned subsidiary of the Company focused on social media technology that provides interactive social media experiences for users across the globe through its primary product, a social media platform called Vir2o.WetWinds is currently developing a virtual desktop-to-mobile technology in an attempt to try and change the way users socialize and interact on the web in real-time. WetWinds launched the beta site for Vir2o on April 5, 2013.

EarthSearch Transactions

On December 18, 2009, the Company's principal stockholders, Frank Rovito, Aaron Goldstein and Green Energy Partners, LLC ( the "Sellers") entered into a Securities Purchase Agreement (the “Purchase Agreement”) with KayodeAladesuyi (the “Buyer”) pursuant to which the Sellers, owners of record and beneficially of an aggregate of 6,997,150 shares of common stock, par value $0.001 per share of ECDC (the “Sellers’ Shares”), agreed to sell and transfer the Sellers’ Shares to the Buyer for total consideration of Three Hundred Thousand ($300,000) Dollars. The Purchase Agreement also provided that the Company would enter into a share exchange agreement with EarthSearch Communications International, Inc. ("EarthSearch").

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

The Stock Exchange was accounted for as an acquisition and recapitalization. EarthSearch was the acquirer for accounting purposes and, consequently, the assets and liabilities and the historical operations that were reflected in the consolidated financial statements were those of EarthSearch. The accumulated deficit of EarthSearch was also carried forward after the acquisition.

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

EarthSearch, based in Atlanta, Georgia, has created an integration of RFID and GPS technology. EarthSearch is an international provider of supply chain management solutions offering real-time visibility in the supply chain with integrated RFID/GPS and other telemetry products. These solutions help businesses worldwide to increase asset management, provide safety and security, increase productivity, and deliver real-time visibility of the supply chain through automation.

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

Our internal research showed GPS solutions will become inadequate for business needs and the market would demand or require more sophisticated solutions for asset management, workforce optimization and security. RFID technology was growing at significant rate and a combination of both technologies seemed inevitable. Management seized the opportunity of the slow economy to develop the world’s first solution for continuous visibility of assets and become a global leader in offering such an integrated solution. We are also continuing to utilize the technology to provide other applications such as oil pipeline monitoring.

As part of our growth strategy, we launched an aggressive sales network development program in the summer of 2010. We now have more than 15 distribution partners in 5 geographic regions (Southeast, Asia, Africa, South and North America). We launched a new web site reflecting our new business, products and solutions.

Part of our strategy is to implement a merger and acquisition plan as a part of the 2013 growth strategy. We will focus on targeting those GPS firms with a concentration of clients with advanced supply chain solution needs. We will also seek joint venture opportunities where our technology will have significant impact on the success of the opportunities.

Products and Services

EarthSearch

LogiBoxxis the world’s first vehicle tracking device with an embedded RF Module. LogiBoxx provides the ability to perform the dual functions of an RFID solution by communicating directly with RF Tags while also creating a wireless gateway between mobile RFID solution and a backend server to function as a fleet management solution.

GATIS (Global Asset Tracking and Identification System) is a very advanced web based asset management platform. It incorporates several applications and vertical market that integrates GPS and RFID data into their operation and business GATIS is the only web-based application that allows for the management of integrated

GPS/RFID at hardware level. It is a necessary application for the management of assets in transit. EarthSearch’sLogiBoxxsolution, when used with our GATIS application, utilizes integrated RFID and GPS data, delivered in real time, under the most complex data analysis and business logic process, to achieve decisions needed by governments and businesses to accomplish critical organization objectives.

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

Our solutions include RFID implementation for various industries and vertical markets utilizing global standards such as EPC Gen 2 standards, 2.4ghz active RFID platforms with proprietary protocols. We utilize passive and semi-passive, as well as active, tags to create integrated solutions for our clients that will meet the desired objectives. Our expertise in the integration of GPS with RFID allows us to create hybrid solutions that can result in solutions once considered impossible, such as implementation of Active/Passive RFID applications in the same solution.

Whatever the industry, EarthSearch uses its proprietary wireless communication between GPS and RFID, integrated with sensor technology, to deliver the most advanced Auto ID solutions in the market. Our proprietary GATIS software uses integrated RFID/GPS data with intelligent business logic to deliver solutions and information for business decisions.

Student Connect.

Additionally, EarthSearch has developed StudentlConnect - a school bus security solution with integrated GPS/RFID technology. StudentConnect offers school transportation monitoring technology which includes both software and hardware. The company utilizes its proprietary wireless communication between GPS and RFID to deliver real time notification to Parents and School transportation administrators regarding students getting on and off school buses in real time.

We install GPS and RFID interrogators on a school bus and provide RFID tags that are attached to the student’s school bags. The RFID is able to monitor and identify students getting on or off at right location and provide instant notification to both parents and schools. Parents are sent standard text messages to their phones notifying them of the student’s safe pick up and drop off.

All of our revenue related to this business shall be advertisement driven. Messages sent to school and parent are sponsored or paid for by an advertiser. All equipment and services are provided to the schools at no cost. A potential advertiser shall pay between $.07 and $0.10 per text message. The average student shall generate 4 messages per day.

We have developed a proprietary advertisement module “SCAAP” – StudentConnect Advertisement Aggregation Platform designed to automate the matching of advertisements with messages generated by the system installed on the school buses. SCAAP also provides Ad budget management tools to advertisers.

Intellectual Properties

Patents and Other Proprietary Properties

The Company has filed patent application with the USPTO for intellectual property rights related to Vir2o, a social media platform created by WetWinds.

Trademarks

The Company plans to register multiple trademarks with the USPTO. They are LogiBoxx, GATIS, TrailerSeal, RFSeal, MobileMANAGER, and has filed registration for Vir2o as well.

Copyrights

Although the Company does not hold registered copyrights, the Company does claim copyright protection on all text and graphics, software used in conjunction with our published digital media (web site) and published printed promotional materials as stated generally in Title 17 of the United States Code, Circular 92, Chapter 1, Section 102.

Competition

We do not believe we have any substantial competitors to our wireless communication between GPS/RFID, though there maybe competitors of which we are currently unaware. We strive to deliver solutions to complex business issues that cannot be addressed by current technologies in the market.

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

For our standard GPS or RFID solution, some of our competitors are much larger with better resources than us. Our objective is to focus on those areas where we have the greatest competitive advantage in the market. Most of our smaller competitors globally are becoming resellers for our product. More than 70% of our current partners and distributors are former competitors to our GPS offering and now offer our integrated GPS/RFID solution to their customers.

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

Rogue Paper engages its customers from strategic planning to implementation to make the customer's desired interactive solution a reality. Rogue Paper’s professional services team engages in an iterative, user-centered design process to design world-class user experiences.

On November 12, 2012 the Company discontinued working with Rogue Paper to focus on its other core businesses. The Company maintains a 51% interest in Rogue Paper and considers it to be a disputed subsidiary.

Competition

There are numerous direct-to-consumer platforms providing experiences that compete with TV broadcasters for viewer mindshare. Several other companies, such as Into Now and Miso, can be considered direct competitors to Rogue Paper and have more access to capital.

WetWinds

Wetwinds launched Vir2o on April 5, and has commenced marketing of the platform to users. The Viro2o offers users a community newsfeed, messaging module, profile wall and private rooms to share content with friends and families. Each user will have their own private photo, music, movie, game and ecommerce rooms. Users can privately or publicly share content in these rooms with their friends and family.

Viro2o also features the interactive “JoinMe” technology that allows user and friends to engage in social activities online.

All of our revenue from Vir2o is expected to be advertisement driven. We offer multiple unique advertisement strategies on Vir2o:

Impression Ads – Are similar to advertisements generally referred to as a banner Ad, however based on the design of Vir2o, we have modified the way this advertisement works and allow advertisers to spend extended time on users pages and afford them the ability to embed their advertisement into a users page for periods between 5 and 10 minutes at a time.

Banner Ad – We offer regular banner Ads to advertisers in the ecommerce section of the site.

Timeline Campaigns – Advertisers will be able to run campaigns on the site and within the users newsfeed based on the users product preferences and areas of interest.

Ecommerce – We will offer a platform for retailers to sell products to social media users on the site through our marketplace in exchange for a commission on each sale. We have executed an agreement with Amazon to offer products to users on the platform for purchases on Amazon.

Patents and Other Proprietary Properties

The Company has filed a patent application with the USPTO for intellectual property rights related to Vir2o, a social media platform created by WetWinds.

Trademarks

The Company plans to register multiple trademarks with the USPTO. They are LogiBoxx, GATIS, TrailerSeal, RFSeal, MobileMANAGER, and has filed registration for Vir2o as well. Rogue Paper registered TV Tune-In trademarks with the United States Patent and Trademark Office.

Copyrights

Although the Company does not hold registered copyrights, the Company does claim copyright protection on all text and graphics, software used in conjunction with our published digital media (web site) and published printed promotional materials as stated generally in Title 17 of the United States Code, Circular 92, Chapter 1, Section 102.

Employees

As of December 31, 2012, we had 17 full-time employees and 11 full-time consultants.

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

Risks Related To Our Company

THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditor’s report in our 2012 consolidated financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing concern. Because obtaining investment capital in not certain, or that our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. Currently, our liabilities are greater than our assets. Our ability to meet our operating needs depends in large part on our ability to secure third party financing. We cannot provide any assurances that we will be able to obtain financing. See “December 31, 2012 Audited Consolidated Financial Statements.”

WE HAVE SUSTAINED RECURRING LOSSES SINCE INCEPTION AND EXPECT TO INCUR ADDITIONAL LOSSES IN THE FORESEEABLE FUTURE.

Our main operating subsidiary was formed in November 2003 and has reported annual net losses since inception. For our fiscal years ended December 31, 2012 and 2011, we experienced losses of $5,749,513 and $2,280,676, respectively. As of December 31, 2012 we had an accumulated deficit of $18,812,108. In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

WE DO NOT HAVE SUBSTANTIAL CASH RESOURCES AND IF WE CANNOT RAISE ADDITIONAL FUNDS OR GENERATE MORE REVENUES, WE WILL NOT BE ABLE TO PAY OUR VENDORS AND WILL PROBABLY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

As of December 31, 2012 our available cash balance was $0. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. We estimate that it will require an additional $3,500,000 to pay our outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to enter into, and be paid under, contracts with merchants to provide our products to their customers. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

Risks Related to Our Business (Earth Search, School Connect and WetWinds)

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

OUR SIGNIFICANT INTERNATIONAL SALES MAKE US SUSCEPTIBLE TO A VARIETY OF CURRENCY, GOVERNMENTAL AND BUSINESS CUSTOM RISKS.

Sales to customers outside the United States in Kenya, Nigeria and Tanzania represented 79% of our revenue for the twelve months ended December 31, 2012. We expect that our international business will continue to account for a significant portion of our future revenue. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore less competitive in foreign markets. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on our future revenue and our results of operations.

WE ARE DEPENDENT ON KAYODE ALADESUYI. OUR FAILURE TO RETAIN MR. ALADESUYI AND/OR ATTRACT NEW HIGHLY QUALIFIED MEMBERS TO OUR COMPANY’S MANAGEMENT TEAM WOULD ADVERSELY AFFECT OUR ABILITY TO GROW OR REMAIN IN OPERATION.

Our success to date has largely been attributable to the skills and efforts of KayodeAladesuyi, our Chief Executive Officer, President and Treasurer. Our growth and profitability will depend on our ability to strengthen our leadership infrastructure by recruiting and retaining qualified, experienced executive personnel. Competition in our industry for executive-level personnel is fierce, and there can be no assurance that we will be able to hire and retain other highly skilled executive employees, or that we can do so on economically feasible or desirable terms. The loss of Mr. Aladesuyi or our inability to hire and retain other such executives would have a material adverse effect on our business, financial condition and results of operations. In addition, the other members of our management team do not have substantial, if any, experience in the telematics industry.

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

During the last fiscal year, more than 79% of our revenue was from international partners who were purchasing initial products as part of their partnership program. Our partnership program is a white label program that allow us to brand our technology and software for our partners. We customize the technology (hardware and software) under their corporate brand, makes software modifications and changes to meet the individual local culture. Currently, 21% of our revenue now comes from the domestic market and the other 79% from foreign markets. We generate approximately 60% of our revenue from emerging markets in Africa and Middle East and SE. Asia. Some of the countries where we have generated significant portion of our revenue include Kenya, Tanzania, Nigeria, UAE, Indonesia, Turkey and Vietnam. Approximately 30% of our first fiscal quarter revenue came from Nigeria while approximately 50% of our revenue in the second fiscal quarter came from Kenya and Tanzania.

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
13

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

VIR2O CURRENTLY RELIES ON SOME THIRD PARTY CODING TO RUN ITS APPLICATIONS

We rely on some standard software for parts of the Vir2o platform that is using certain generic social media applications for which we acquired perpetual licensing rights such as newsfeed, profile wall, friends’ module, and parts of the profile settings including the framework. We utilized these 3rd party software applications in the short term to help expedite the launching of the platform. The custom sections of the platform such as marketplace, movie room, music room and Photo room also rely on user data supplied by generic modules in the application. While we intend to replace these 3rd party codes with our own, if the current owners of such software fail to or choose to no longer support Vir2o, the platform could cease to be functional.

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

WE MAY NOT BE SUCCESSFUL IN OUR EFFORTS TO GROW AND MONETIZE WETWINDS VIRO2o PLATFORM.

We have made and are continuing to make investments to enable developers to build applications (apps) and websites that integrate with the VirO2o Platform. Existing and prospective Platform developers may not be successful in building apps or websites that create and maintain user engagement. Additionally, developers may choose to build on other platforms, including mobile platforms controlled by third parties, rather than building on our Platform. We are continuously seeking to balance the distribution objectives of our Platform developers with our desire to provide an optimal user experience, and we may not be successful in achieving a balance that continues to attract and retain Platform developers. If we are not successful in our efforts to grow our Platform or if we are unable to build and maintain good relations with Platform developers, our user growth and user engagement and our financial results related to this Platform may be adversely affected.

Additionally, we may not be successful in monetizing the Viro20 Platform. We are currently trying to monetize the VirO2o Platform in several ways, including ads on pages generated by apps, direct advertising on VirO2o purchased by Platform developers to drive traffic to their apps and websites, and fees from commissions from ecommerce generated on our Platform. If we unable to attract users and advertisers to our site our financial performance and ability monetize the VirO2o Platform will be adversely affected and we may need to cease operations.

OUR NEW PRODUCTS AND CHANGES TO EXISTING PRODUCTS COULD FAIL TO ATTRACT OR RETAIN USERS OR GENERATE REVENUE.

Our ability to retain, increase, and engage our user base and to create revenue for Vir02o will depend heavily on our ability to create successful new products for user engagement. We may introduce significant changes to our existing products or develop and introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to engage users, developers, or advertisers, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments in Viro2o, and our business will be adversely affected. In the future, we may invest in new products and initiatives to generate revenue, but there is no guarantee these approaches will be successful. If we are not successful with new approaches to monetization, we may not be able to grow our revenue as anticipated or recover any associated development costs, and our financial results could be adversely affected.

IMPROPER ACCESS TO OR DISCLOSURE OF USERS’ INFORMATION ON WETWINDS VIRO2o, OR VIOLATION OF OUR TERMS OF SERVICE OR POLICIES, COULD HARM OUR REPUTATION AND ADVERSELY AFFECT OUR BUSINESS.

Our efforts to protect the information that our users have chosen to share using VirO2o may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. If any of these events occur, our users’ information could be accessed or disclosed improperly. Any incidents involving unauthorized access to or improper use of the information of our users or incidents involving violation of our terms of service or policies could damage our reputation and our brand. In addition, the affected users or government authorities could initiate legal or regulatory action against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Any of these events could have a material and adverse effect on our business, reputation, or financial results.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

WETWINDS AND VIRO2o ARE SUBJECT TO A VARIETY OF LAWS AND REGULATIONS IN THE UNITED STATES AND ABROAD THAT INVOLVE MATTERS CENTRAL TO OUR BUSINESS, INCLUDING USER PRIVACY, RIGHTS OF PUBLICITY, DATA PROTECTION, CONTENT, INTELLECTUAL PROPERTY, DISTRIBUTION, ELECTRONIC CONTRACTS AND OTHER COMMUNICATIONS, COMPETITION, PROTECTION OF MINORS, CONSUMER PROTECTION, TAXATION, AND ONLINE PAYMENT SERVICES.

Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which WetWinds (VirO2o) will operate. For example, the interpretation of some laws and regulations that govern the use of names and likenesses in connection with advertising and marketing activities is unsettled and developments in this area could affect the manner in which we design our products, as well as our terms of use. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.

THE COMPANY MAY BE UNABLE TO OBTAIN, GENERATE, INCREASE OR MAINTAIN ADVERTISING REVENUES, WHICH COULD REDUCE THE COMPANY’S PROFITS.

While there is no assurance, the Company intends to pursue advertising revenues from the sale of display advertisements though School Connect and Viro2o. The ability of the Company to attract or maintain advertising revenue from each of these potential sources is largely dependent upon the number of members actively using the services of the Company and the traffic generated. The Company has to increase user engagement with its services in order to create advertising revenues. In addition, advertising revenue may fluctuate, and may fluctuate in the future, due to changes in the online advertising market, including extreme fluctuations in online advertising spending patterns and advertising rates.

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

Risks Related to Our Common Stock

THERE IS A VOLATILE AND LIMITED MARKET FOR OUR COMMON STOCK.

Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of the Company’s securities due to factors unrelated to the operating performance of the Company, or announcements concerning the condition of the Company, especially for stock quoted on the OTCQB. In the last 52 week period, the common stock was quoted on the OTCQB from a high closing price of $6.90 to a low closing price of $0.05 per share. See “Market for Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities.” General market price declines, market volatility, especially for low priced securities, or factors related to the general economy or specifically to the Company in the future could adversely affect the price of the common stock. With the low price of the common stock, securities placement by the Company could be very dilutive to existing stockholders, thereby limiting the nature of future equity placements.

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

We are authorized to issue up to 5,900,000,000,000,000 shares of common stock, and our board of directors has the sole authority to issue unissued authorized stock without further shareholder approval. To the extent that additional common shares are issued in the future, they will decrease existing shareholders’ percentage equity ownership and, depending upon the prices at which they are issued, could be dilutive to existing shareholders.

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

We are authorized to issue up to 5,900,000,000 shares of common stock, and our board of directors has the sole authority to issue unissued authorized stock without further shareholder approval. To the extent that additional common shares are issued in the future, they will decrease existing shareholders’ percentage equity ownership and, depending upon the prices at which they are issued, could be dilutive to existing shareholders.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Our Class A common stock, $0.001 par value, is quoted on the OTC Bulletin Board under the symbol “ECDC.”

Quarter ended	High	Low

December 31, 2012	$0.40	$0.05
September 30, 2012	$1.25	$0.10
June 30, 2012	$5.00	$0.90
March 31, 2012	$10.00	$0.55
December 31, 2011	$12.50	$1.10
September 30, 2011	$14.95	$3.45
June 30, 2011	$28.50	$4.00
March 31, 2011	$37.50	$2.50

(b) Holders of Common Equity.

As of March 31, 2013, there were approximately 478 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividend Information.

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business.

Sales of Unregistered Securities

In the year ending December 31, 2012, the Company issued the following securities pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

On January 5, 2012, the Company issued 1,200 shares of the Company’s common stock to an investor as an incentive to enter into a promissory note agreement.

On January 6, 2012, pursuant to a stock purchase agreement, the Company issued 500 shares of the Company’s common stock to an investor for a purchase price of $1,000.

On January 12, 2012, the Company issued 15,000 shares of the Company’s common stock to an employee for conversion of accrued salaries in the amount of $22,500.

On January 26, 2012, pursuant to a debt conversion notice, the Company issued 34,000 shares of the Company’s common stock to satisfy a debt obligation of $17,000.

On February 14, 2012, pursuant to two debt conversion notices, the Company issued 33,721 shares of the Company’s common stock to satisfy debt obligations of $15,499.

On February 16, 2012, pursuant to a debt conversion notice, the Company issued 18,207 shares of the Company’s common stock to satisfy a debt obligation of $10,000.

On February 17, 2012, pursuant to two debt conversion notices, the Company issued 36,495 shares of the Company’s common stock to satisfy debt obligations of $19,950.

On February 21, 2012, pursuant to three debt conversion notices, the Company issued 90,771 shares of the Company’s common stock to satisfy debt obligations of $99,433.

On February 23, 2012, pursuant to a debt conversion notice, the Company issued 14,455 shares of the Company’s common stock to satisfy a debt obligation of $21,000.

On February 24, 2012, pursuant to a debt conversion notice, the Company issued 8,099 shares of the Company’s common stock to satisfy a debt obligation of $17,939.

On March 1, 2012, pursuant to a debt conversion notice, the Company issued 56,593 shares of the Company’s common stock to satisfy a debt obligation of $50,000.   On March 13, 2012, pursuant to a debt conversion notice, the Company issued 63,796 shares of the Company’s common stock to satisfy a debt obligation of $40,000.

On March 15, 2012, pursuant to a debt conversion notice, the Company issued 34,000 shares of the Company’s common stock to satisfy a debt obligation of $17,000.

On March 16, 2012, pursuant to a debt conversion notice, the Company issued 21,145 shares of the Company’s common stock to satisfy a debt obligation of $13,850.

On March 29, 2012, pursuant to a debt conversion notice, the Company issued 82,237 shares of the Company’s common stock to satisfy a debt obligation of $50,000.

On April 5, 2012, pursuant to a debt conversion notice, the Company issued 11,692 shares of the Company’s common stock to satisfy a debt obligation of $9,115. On April 9, 2012, pursuant to a debt conversion notice, the Company issued 92,449 shares of the Company’s common stock to satisfy a debt obligation of $60,600.

On April 23, 2012, pursuant to a debt conversion notice, the Company issued 99,400 shares of the Company’s common stock to satisfy a debt obligation of $213,710. On May 7, 2012, pursuant to two debt conversion notices, the Company issued 125,745 shares of the Company’s common stock to satisfy debt obligations of $359,450.   On June 7, 2012, pursuant to a debt conversion notice the Company issued 47,352 shares of the Company’s common stock to satisfy a debt obligation of $29,950.

On June 19, 2012, pursuant to a debt conversion notice, the Company issued 19,000 shares of the Company’s common stock to satisfy a debt obligation of $22,800.

On July 10, 2012, pursuant to three debt conversion notices, the Company issued 190,956 shares of the Company’s common stock to satisfy debt obligations of $133,092. On July 12, 2012, pursuant to two debt conversion notices, the Company issued 44,212 shares of the Company’s common stock to satisfy debt obligations of $25,400.

On July 13, 2012, pursuant to a debt conversion notice, the Company issued 10,545 shares of the Company’s common stock to satisfy a debt obligation of $5,800.

On July 19, 2012, pursuant to a debt conversion notice, the Company issued 80,000 shares of the Company’s common stock to satisfy a debt obligation of $44,200.

On July 23, 2012, pursuant to two debt conversion notices, the Company issued 125,197 shares of the Company’s common stock to satisfy debt obligations of $50,000.

On July 31, 2012, pursuant to two debt conversion notices, the Company issued 144,444 shares of the Company’s common stock to satisfy debt obligations of $40,000.

On August 7, 2012, pursuant to two debt conversion notices, the Company issued 149,282 shares of the Company’s common stock to satisfy debt obligations of $60,950.

On August 17, 2012, pursuant to a debt conversion notice the Company issued 202,000 shares of the Company’s common stock to satisfy a debt obligation of $65,650.

On August 22, 2012, pursuant to a debt conversion notice the Company issued 48,000 shares of the Company’s common stock to satisfy a debt obligation of $12,000.

On August 27, 2012, pursuant to a debt conversion notice, the Company issued 46,296 shares of the Company’s common stock to satisfy a debt obligation of $12,500.

On August 28, 2012, pursuant to a debt conversion notice, the Company issued 74,571 shares of the Company’s common stock to satisfy a debt obligation of $12,000.

On August 30, 2012, pursuant to a debt conversion notice, the Company issued 135,165 shares of the Company’s common stock to satisfy a debt obligation of $30,750.

On September 4, 2012, pursuant to a debt conversion notice, the Company issued 86,667 shares of the Company’s common stock to satisfy a debt obligation of $13,000.

On September 7, 2012, pursuant to two debt conversion notices, the Company issued 303,333 shares of the Company’s common stock to satisfy debt obligations of $55,400.

On September 11, 2012, pursuant to a debt conversion notice, the Company issued 16,000 shares of the Company’s common stock to satisfy a debt obligation of $2,000.

On September 14, 2012, pursuant to a debt conversion notice, the Company issued 148,515 shares of the Company’s common stock to satisfy a debt obligation of $15,000.

On September 15, 2012, pursuant to a debt conversion notice, the Company issued 170,000 shares of the Company’s common stock to satisfy a debt obligation of $22,950.

On September 20, 2012, pursuant to a debt conversion notice, the Company issued 28,654 shares of the Company’s common stock to satisfy a debt obligation of $3,725.

On September 27, 2012, pursuant to a debt conversion notice, the Company issued 56,667 shares of the Company’s common stock to satisfy a debt obligation of $5,525.

On October 5, 2012, pursuant to a debt conversion notice, the Company issued 157,576 shares of the Company’s common stock to satisfy a debt obligation of $13,000.

On October 17, 2012, pursuant to a stock purchase agreement, the Company issued 400,000 shares of the Company’s common stock to an investor for a purchase price of $30,000.

On October 23, 2012, pursuant to a debt conversion notice, the Company issued 200,000 shares of the Company’s common stock to satisfy a debt obligation of $25,150. On October 25, 2012, pursuant to a debt conversion notice, the Company issued 147,020 shares of the Company’s common stock to satisfy a debt obligation of $7,351.

On November 9, 2012, pursuant to a debt conversion notice, the Company issued 150,333 shares of the Company’s common stock to satisfy a debt obligation of $11,275.

On November 23, 2012, pursuant to a stock purchase agreement, the Company issued 300,000 shares of the Company’s common stock to an investor for a purchase price of $15,000.

On November 16, 2012, pursuant to a debt conversion notice, the Company issued 237,133 shares of the Company’s common stock to satisfy a debt obligation of $17,785.

On November 23, 2012, pursuant to a stock purchase agreement, the Company issued 133,333 shares of the Company’s common stock to an investor for a purchase price of $10,000.

On November 29, 2012, pursuant to a debt conversion notice, the Company issued 387,500 shares of the Company’s common stock to satisfy a debt obligation of $19,375.

On December 3, 2012, pursuant to a debt conversion notice, the Company issued 200,000 shares of the Company’s common stock to satisfy a debt obligation of $12,000.

On December 3, 2012, pursuant to a debt conversion notice, the Company issued 200,000 shares of the Company’s common stock to satisfy a debt obligation of $12,000.

On December 3, 2012, pursuant to a debt conversion notice, the Company issued 353,006 shares of the Company’s common stock to satisfy a debt obligation of $17,650.

On December 11, 2012, pursuant to a debt conversion notice, the Company issued 358,440 shares of the Company’s common stock to satisfy a debt obligation of $8,961.

On December 17, 2012, pursuant to a debt conversion notice, the Company issued 170,000 shares of the Company’s common stock to satisfy a debt obligation of $17,000.

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

(d) Securities Authorized For Issuance Under Equity Compensation Plans

In September 2010, the Company’s Board of Directors approved and adopted the East Coast Diversified Corporation 2010 Incentive Stock Plan (the “Plan”) and reserved 25,000,000 shares of the Company’s common stock for issuance under the Plan. The Plan allows for two types of grants: 1) options and 2) stock awards and restricted stock purchase offers. On March 16, 2012 the Board of Directors amended the Plan to increase the authorized shares under the plan to 50,000,000 shares. As of April 15, 2013, total stock awards of zero shares were granted to certain individuals as compensation for legal services.

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

Plan of Operation

Since April of 2010, and the acquisition by EarthSearch, ECDC has embarked on developing its technology operations and improving product offering to the market.

The 3 years since acquisition the company was in R&D phase. During this period we developed 3 distinct technology divisions. Completed the development of 2 proprietary technologies; Wireless communications between GPS &RFID (comprising of several GPS, RFID and Cargo locking devices) and, “JoinMe” for our social media division, we also developed an entire group of web assets, comprising of 5 major proprietary “Software” for the operation and management of our businesses.

Proprietary software:

Vir2o - Social media platform

StudentConnect – Student Transportation Safety technology

GATIS – Global Asset Tracking and Identifications System – Logistics business

CARAS – Customs And Revenue Authority System – Ports and revenue collection

SCAAP – StudentConnect Advertisement Aggregation Platform.

Our Businesses

EarthSearch

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

Some of the solutions offered by the company include oil tanker monitoring, transit cargo solution, military logistics etc. EarthSearch has partners and distributors in over 6 countries including the US where it expects to begin generating revenue for the EarthSearch operation.

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

In March 2013 we reconstituted our sales team for EarthSearch. We brought on a new Director of Sales and a team of outside sales executives.

We are currently engaged in numerous pilot projects with several major organizations, including but not limited to the following partners and customers: G3 enterprises (Gallo Wines), Tanzania Revenue Authority through Utrack, Servpro in Arizona, Belfor in Canada, Utrack in Canada, and Conctena in Switzerland, Our business with each of the aforementioned organizations consists of the following:

G3 enterprises (“Gallo Wines”):

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

Belfor in Canada:

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

Conctena in Switzerland:

We are still in the pilot phases for Contecna, with our pilot program consisting of, physical installation of our products and devices on vehicles locally and provisioning of our software for local deployment. We need to complete local certification in both markets before we will fully deploy in the markets. The European Union require domestic certification similar to that of the Federal Communication Commission.

As of the end of 2012 we have 6 active distribution partners in 3 geographic regions (Africa, South and North America). We launched a new web site reflecting our new business, products and solutions. We launched our first commercial ecommerce site (www.shop.earthsearch.us) in the second quarter of 2011.

StudentConnect

StudentConnect launched its school transportation technology division in April 2013 using ECDC proprietary wireless communication between GPS and RFID to monitor students getting on or off the School bus. The system provides instant notification to schools and parents about students riding on the school buses, anomaly such as student getting off the bus on or off the bus at the wrong location is instantly detected. Solution is delivered to schools and parents at no cost. The messages are funded through advertisers who sponsor each message sent to the parent about their child. The first pilot installation of StudentConnect was installed at Gordon County School District in Georgia in April 2013.

The company has expanded its sales force to introduce StudentConnect to school districts nationwide through a network of sales professional specializing on marketing and sales of services to school district nationwide.

WetWinds/Vir2o

On April 5th 2013 ECDC launched its 3rd division Vir2o an interactive social media platform. The company entered the social media space with a proprietary technology called “JoinMe” which would allow users to engage each other interactively. The Company’s primary objective is to create a more engaging social media platform with relevance to commerce on the internet. Vir2o is the first social media platform with fully integrated ecommerce solution allowing multiple users to congregate in a marketplace and shop together or allow family and friends to go to the movies, play music, watch concerts or view photo together regardless of distance or location.

We executed a representative agreement with HotSauce a major digital advertising agency in Nigeria where we intend to launch our first international version Vir2o in May 2013.

We filed patent application with the US Trade and Patent Office (USPTO) for the protection of our “JoinMe” technology.

As of April 2013 all of our businesses and operation are now fully commercialized and operational. To execute our business plan we expanded our management team.

•	Directors of Advertising and Content Management
•	VP of Marketing
•	Director of Sales operation

Team of sales executives and consultants to promote and market StudentConnect to School Districts.

Disputed Operation

We discontinued our participation in the operation of Rogue Paper as of November 12, 2012 to focus our resources on the operation of businesses developed internally. As of February 1, 2013, after review of the status of the Rogue Paper operation and technology and upon notification of the CEO’s intention to resign our review of the Rogue Paper operation and technology, management concluded, taking control of the operation will result in disruption to our business and significant losses to the Company. Management concluded it the best interest of the Company to severe all interests in the Rogue Paper operation and recognize losses for ownership interest and the investment in Rogue Paper. We have not included the Rogue Paper financial statement in our reports due to lack of financial reporting from Rogue Paper management.

Results of Operations

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenue

For the year ended December 31, 2012, our revenue was $715,986 compared to $517,661 for the same period in 2011, representing an increase of 38%. This increase in revenue was directly attributable to the Company’s decision to change its business focus and product portfolio in 2010, from simply marketing GPS devices to developing full-fledged supply chain solutions which include RFID technologies, other supply chain and warehouse solutions, the expansion of marketing activities to develop a global distribution network for its new product portfolios. Management believes these changes will result in greater stability and long term growth for the Company.

Revenues are generated from three separate but related offerings, RFID/GPS product sales, consulting services, and user fees for GATIS – our advanced web based asset management platform. We generated revenues from product sales of $528,397 and $203,776 for the years ended December 31, 2012 and 2011, respectively. Revenues for consulting services were $151,920 for the year ended December 31, 2012, compared to $257,220 for the year ended December 31, 2011. User fees were $35,669 and $56,665 for the years ended December 31, 2012 and 2011, respectively.

Operating Expenses

For the year ended December 31, 2012, operating expenses were $3,687,389 compared to $2,395,846 for the same period in 2011, an increase of 53.9%.

Cost of revenues decreased $132,437 and is directly the increase in revenues for the year ended December 31, 2012.

For the year ended December 31, 2012, selling, general and administrative expenses were $3,290,204 compared to $2,131,098 for the same period in 2011, an increase of 54.4%. This increase was primarily caused by accounting fees decreased from $44,782 to $14,190, compensation for board members increased from $80,000 to $160,000, professional fees related to public company compliance and investor relations increased from $436,366 to $629,357, research and development costs increased from $75,372 to $378,383, bad debt expense increased from $22,234 to $604,735, and salary expenses increased from $554,224 to $716,283.

Our salary expenses increased significantly in 2012 over the same period in 2011 due to the streamlining of production and sales functions and the due to the development of our social media business requiring a significant increase in development costs related to software engineers as well as conducting of beta tests for our integrated StudentConnect solution in 2012.

Our professional fees related to public company compliance and investor relations increased significantly due increased our investor relations efforts.

Net Loss

We generated net losses of $5,749,513 for the year ended December 31, 2012 compared to $2,280,676 for the same period in 2011, an increase of 145%. Included in the net loss for the year ended December 31, 2012 was a loss on the conversion of debt of $575,263, interest expense of $903,737, change in derivative liability of $12,099, net loss from disputed subsidiary of $1,565,577, reduced by a gain on the settlement of debt of $141,141, other income of $37,616, and non-controlling interests’ share of the net loss of EarthSearch and Rogue Paper of $99,809. The net loss from disputed subsidiary includes amortization of intangible assets of $114,750 and impairment of intangible assets and goodwill of $1,366,857.

Included in the net loss for the year ended December 31, 2012 was a loss on the conversion of debt of $432,270, and interest expense of $177,308], reduced by non-controlling interests’ share of the net loss of EarthSearch and Rogue Paper of $49,829 and net income from disputed subsidiary of $10,407.

Liquidity and Capital Resources

Overview

For the years ended December 31, 2012 and 2011, we funded our operations through financing activities consisting of private placements of equity securities with outside investors and loans from related and unrelated parties. Our principal use of funds during the years ended December 31, 2012 and 2011 has been for working capital and general corporate expenses.

Liquidity and Capital Resources during the year ended December 31, 2012 compared to the year ended December 31, 2011

As of December 31, 2012, we had no cash and a working capital deficit of $2,841,800. The Company generated a negative cash flow from operations of $1,478,810 for the year ended December 31, 2012, as compared to cash used in operations of $539,877 for the year ended December 31, 2011. The negative cash flow from operating activities for the year ended December 31, 2012 is primarily attributable to the Company's net loss from operations of $5,749,513, offset by noncash depreciation and amortization of $130,727, change in the allowance for doubtful accounts of $604,735, the issuance of loan payable for consulting services of $105,000, stock issued for services of $252,205, loss on the conversion of debt of $575,263, change in derivative liability of $12,099, impairment of intangible assets and goodwill of $1,366,857, accrued interest on loans payable of $126,284, accretion of beneficial conversion feature on notes payable of $794,135, accretion of stock discounts on notes payable of $2,160, amortization of payment redemption premium of $12,076, amortization of prepaid license fee of $50,000 and net cash from changes in operating assets and liabilities of $525,498, offset by a gain on the settlement of debt of $141,141, gain on the recovery of redemption premiums of $28,975, net change in assets and liabilities of disputed subsidiary of $16,411 and non controlling interests in the loss of EarthSearch and Rogue Paper of $99,809.

The negative cash flow from operating activities for the year ended December 31, 2012 is primarily attributable to the Company's net loss from operations of $2,280,676, offset by depreciation and amortization expense of $110,044, stock issued for services of $945,430, amortization of prepaid license fees of $12,500, amortization of payment redemption premium of $16,899, loss on conversion of debt of $432,270, accretion of beneficial conversion feature on notes payable of $42.358, interest accrued on notes payable of $111,347, change in the nest assets and liabilities of disputed subsidiary of $10,469 and decreased investment in operating working capital elements of $256,170, offset by noncontrolling interests in the loss of EarthSearch and Rogue Paper of $49,829 and gain on the recovery of accounts payable of $146,859.

The decrease in investing activities is attributable to the purchase of equipment of $0 during the year ended December 31, 2012, compared to $4,391 in 2011.

Cash generated from our financing activities was $1,477,866 for the year ended December 31, 2012, compared to $543,934 during the comparable period in 2011. This increase was primarily attributed to proceeds received from the sale of preferred stock of $197,900 in 2012 compared to $5,000 in 2011, proceeds from preferred stock subscriptions of $344,002 in 2012, proceeds from loans payable from $244,755 in 2011 to $851,711 in 2012 and a reduction on payments on loans payable to related parties of $112,115 in 2011 compared to $5,000 in 2012, offset by a reduction in the proceeds from the issuance of common stock of $186,200 to $56,000, , change in bank over draft of $10,647 in 2012 compared to $16,675 in 2011, proceeds from loans payable to related parties, a decrease from $205,919 to $56,500, and repayments of loans payable to unrelated parties in 2012 of $12,600 compared to $2,500 in 2011.

The Company will need additional financing in 2013 to carry out its business plan. There can be no assurance that financing will be available or if available, that it will be on terms acceptable to the Company.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements for the year ended December 31, 2012, regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this conclusion by our independent auditors.

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees”("ASC 505-50"). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in shareholders' equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

The Company has not granted any stock options as of December 31, 2012.

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

Item 8. Financial Statements.

Our financial statements are contained in pages F-1 through F-31 which appear at the end of this Annual Report.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, and concluded that the disclosure controls and procedures were not effective as a whole.

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting –Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was not effective as of December 31, 2012, based on these criteria.

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

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at April 15, 2013:

Name	Age	Positions	Held Position Since

Kayode A. Aladesuyi	52	Chief Executive Officer, President, Interim Chief Financial Officer and Chairman	4/2/2010
Frank Russo	54	Director	4/2/2010
Edward H. Eppel	69	Director	4/2/2010
Anis D. Sherali	62	Director	4/2/2010

Kayode A. Aladesuyi,

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

Anis D. Sherali

AnisSherali was appointed as a Director on April 2, 2010 and had served as a Director of EarthSearch since June 2009. Mr. Sherali is currently the president/CEO of Energy Consulting Group and has assisted numerous electric utility clients analyze and solve optimization problems related to electric utility operations and economic dispatch. His responsibilities include the preparation of engineering feasibility analyses of alternative power supply sources, long-range planning studies for generation and transmission systems, software development related to power supply planning and utility rate analysis. Mr. Sherali has more than 25 years of experience in power supply planning and pooling evaluations, wheeling and coordination analysis, electric utility rates, finance and accounting, contract negotiations, generation analysis, utility operations and dispatch, economic and regulatory support and power supply consulting with numerous clients in more than 15 states. Mr. Sherali has a masters degree in industrial management from Georgia Tech.

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

For the year ended December 31, 2012, the Board held 4 meetings and acted by Unanimous Written Consent 3 times.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (4)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total

KayodeAladesuyi, Chairman,	2012	$281,250	$–	$–	$–	$–	$31,800	(3)	$313,051
Chief Executive Officer, President	2011	$175,000	$600,000	$–	$–	$–	$21,753	(3)	$706,723
and Chief Financial Officer (1)

Frank Russo, Executive	2012	$–	$–	$–	$–	$–	$–		$–
Vice President (1) (2)	2011	$–	$–	$–	$–	$–	$–		$–

(1) Appointed on April 2, 2010.

(2) Position was eliminated on October 1, 2010.

(3) All other compensations includes car allowance each year and health insurance premiums.

(4) Stock awards are valued at Market Value on date of award.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no outstanding equity awards at the end of the most recent completed fiscal year.

Compensation of Directors

The general policy of the Board is that Directors earn $10,000 per quarter for each quarter served. The Board of Directors has the primary responsibility for considering and determining the amount of Director compensation. The board waived compensation for the 2nd and 3rd quarters of the year ended 2012. The Company accrued compensation for the board for the 1st and 4th quarters.

The following table shows amounts earned by each Director in the fiscal year ended December 31, 2012.

Director	Year	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings		All Other Compensation	Total

Kayode Aladesuyi	2012	$40,000	$–	$–	$–	$–		$–	$40,000
	2011	$20,000	$–	$–	$–	$–		$–	$20,000

Frank Russo	2012	$40,000	$–	$–	$–	$–		$–	$40,000
	2011	$20,000	$–	$–	$–		$–	$–	$20,000

Edward Eppel	2012	$40,000	$–	$–	$–	$–		$–	$40,000
	2011	$20,000	$–	$–	$–	$–		$–	$20,000

Anis D. Sherali	2012	$40,000	$–	$–	$–	$–		$–	$40,000
	2011	$20,000	$–	$–	$–	$–		$–	$20,000

(1) Reflects the amount of fees earned during each year ended on December 31.

(2) Stock awards are valued at Market Value on date of award.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of April 15,2013 , by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

	Common Stock		Series A Preferred Stock		All Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)	Number of Votes (1)	Percent of Class (2)
Kayode Aladesuyi(3)	4,000	0.05%	55,201,023	56.73%	5,520,106,300	56.68%
Frank Russo (4)	304	0.00%	15,573,175	16.01%	1,557,317,804	15.99%
Edward Eppel	409	0.00%	2,602,041	2.67%	260,204,509	2.67%
Anis Sherali (5)	552,602	6.43%	18,654,859	19.17%	1,866,038,502	19.16%
All Directors and Executive Officers as a Group (4 persons)	557,315	6.48%	92,031,098	94.59%	9,203,667,115	94.51%

(1)	“Beneficial Owner” means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power. The mailing address for all officers and directors is 120 Interstate North Parkway SE, Suite 445, Atlanta, GA 20853.

(2)

For each shareholder, the calculation of percentage of beneficial ownership is based upon 105,893,238 total shares comprised of our common stock (8,594,443) and Series A preferred stock (97,298,795) outstanding as of March 31, 2013. As of March 31, 2013, due to the super voting rights of the Series A preferred stock (100:1), the total number of votes is 9,738,473,943. Shares of our Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3)	This total includes 2,301,363 of Series A preferred shares held by BBGN&K LLC, of which Mr. Aladesuyi’s is the managing member and has voting and dispositive power.

(4)	This total includes 304 common shares held by Mr. Russo’s three dependent children, of which he has voting and dispositive power.

(5)	Includes 500 common shares held by Mr. Sherali’s wife, Farah Sherali, of which he has shared voting and dispositive power.

Description of Securities

The following summary includes a description of material provisions of the Company’s capital stock.

Authorized and Outstanding Securities

The Company is authorized to issue 5,900,000,000 shares of common stock, par value $0.001 per share, and 400,000,000 shares of our preferred stock par value $0.001 per share. As of April 15, 2013, there were issued and outstanding 8,487,321 shares of our common stock, 145,695,188 shares of our Series A preferred stock and 2,169 shares of our Series B preferred stock.

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

Undesignated Preferred Stock

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of preferred stock, par value $0.001, and vest in the Company’s board of directors the authority to establish series of unissued preferred shares by the designations, preferences, limitations and relative rights, including voting rights, of the preferred shares of any series so established to the same extent that such designations, preferences, limitations, and relative rights could have been fully stated in the Articles of Incorporation, and in order to establish a series, the board of directors shall adopt a resolution setting forth the designation of the series and fixing and determining the designations, preferences, limitations and relative rights, including voting rights, thereof or so much thereof as shall not be fixed and determined by the Articles of Incorporation. The board of directors is authorized, without further action by our shareholders, to provide for the issuance of preferred shares and any preferred shares so issued would have priority over the common stock with respect to dividend or liquidation rights. Any issuance of preferred shares may have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of the holders of common stock.

Series A Preferred Stock

The Company is authorized to issue 400,000,000 shares of the Company’s Series A Preferred Stock. As of December 31, 2012, 103,361,855 shares of the Company’s Series A Preferred Stock are issued and outstanding. One share of Series A Preferred Stock entitles holders to 100 votes for all matters submitted to a vote of the Company’s common stockholders.

Item 13. Certain Relationships and Related Transactions.

Frank Russo, a Director of the Company, is a holder of an unsecured non-interest bearing note of the Company.  At December 31, 2010, $422,006 was due to Mr. Russo.  The Company repaid $5,000 and $12,027 to Mr. Russo during the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2011, the Company converted $125,000 of accrued salaries due to Mr. Russo into 1,375,000 shares of Series A preferred stock. During the year ended December 31, 2012, the Company converted $50,000 of the note to 13,750,000 shares of Series A preferred stock and $10,000 of accrued board compensation due to Mr. Russo into 102,041 shares of Series A preferred stock. Additionally, during the year ended December 31, 2012, Mr. Russo converted 6,922,685 shares of common stock owned by him into 346,134 shares of Series A preferred stock.

Edward Eppel, a Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum. At December 31, 2010, $173,256 was due to Mr. Eppel.  The Company borrowed $0 and $299 from Mr. Eppel during the years ended December 31, 2012 and 2011, respectively. $15,611 and $15,763 of interest was accrued and included in the loan balance for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, the Company converted $20,000 of the note to 2,500,000 shares of Series A preferred stock and $10,000 of accrued board compensation due to Mr. Eppel into 102,041 shares of series A preferred stock.

During the year ended December 31, 2011, the Company borrowed $195,000 from Mr. Anis Sherali, a Director of the Company, and issued a non-interest bearing note. Also during the year ended December 31, 2011, the Company converted $127,000 of the note and issued 26,011 shares of common stock and converted $37,000 of the note and issued 462,500 shares of Series A preferred stock to Mr. Sherali.

During the year ended December 31, 2012, the Company borrowed an additional $56,500 from Mr. Sherali and converted the $87,500 balance of the note and issued 2,592,898 shares of Series A preferred stock to Mr. Sherali. During the year ended December 31, 2012, Mr. Sherali purchased 19,905,075 shares of the Company’s Series A preferred stock for $150,500 and the Company converted $10,000 of accrued board compensation due to Mr. Sherali into 102,041 shares of Series A Preferred stock. Additionally, during the year ended December 31, 2012, Mr. Sherali purchased 533,333 shares of common stock for $40,000 and converted 64,842 shares of common stock owned by him into 1,621,047 shares of Series A preferred stock.

Kayode Aladesuyi, the Company’s Chairman, Chief Executive Officer, and President, was the holder of an unsecured non-interest bearing note of the Company. At December 31, 2010, the outstanding balance on the note was $18,456. During the year ended December 31, 2011, the Company borrowed $10,619 from and repaid $29,075 to Mr. Aladesuyi. The balance of the note at December 31, 2012 and 2011 is $0.

The Company issued 8,000 shares of its common stock to Mr. Aladesuyi for services during the years ended December 31, 2011, converted $230,000 of accrued salaries due to Mr. Aladesuyi to 65,714 shares of common stock, and converted $600,000 of accrued salaries due to Mr. Aladesuyi to 4,285,714 shares of Series A preferred stock. During the year ended December 31, 2012, the Company converted $10,000 of accrued board compensation due to Mr. Aladesuyi into 102,041 shares of Series A preferred stock, issued 14,583,333 shares of Series A preferred stock as a bonus award to Mr. Aladesuyi and issued 32,500,000 shares of Series A preferred stock in conversion of $110,000 of accrued compensation.

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

On August 5, 2012, the Company entered into a license agreement with Web Asset, LLC (“Web Asset”) for the rights to use certain social media concept and idea created by Mr. Kayode Aladesuyi. Mr. Aladesuyi is the managing member of Web Asset. The license agreement calls for royalty payments of 49% of the revenues earned by the Company in its use of the social media concept after the Company has earned its first $2,000,000 of revenue, payable quarterly. In addition, the Company is required to pay to Web Asset a one-time fee of $150,000. $85,327 of the one-time fee has been paid during the year ended December 31, 2012 leaving a balance due of $64,673.

Andrea Sousa, Comptroller of the Company, is the wife of Kayode Aladesuyi. On January 12, 2012 the Company issued 7,500,000 shares of the Company’s common stock in exchange of salaries payable to Ms. Rocha of $22,500.

During the year ended December 31, 2012, Mr. Aladesuyi, his five children, and BBGN&K converted a combined 46,027,281 shares of common stock owned by them into 2,301,363 shares of Series A preferred stock.

During the year ended December 31, 2012, Ms. Sousa converted 1,119,436 shares of common stock owned by her into 55,971 shares of Series A preferred stock.

Item 14. Principal Accountant Fees and Services.

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2012 and 2011 were $46,290 and $35,825, respectively.

Audit Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2012 and 2011.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended December 31, 2012 and 2011 were $14,500 and $5,000, respectively.

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

PART IV

Item 15. Exhibits

(a)

Exhibit No.	Description
Exhibit 3.1	Articles of Incorporation (2)
Exhibit 3.2	Bylaws (2)
Exhibit 3.3	Certificate of Amendment to Certificate of Incorporation (1)
Exhibit 3.4	Certificate of Amendment to the Articles of Incorporation, filed with the Secretary of State of Nevada on June 3, 2011 (incorporated herein by reference to exhibit 3.1 of the Company’s current report on form 8-k filed with the commission on July 8, 2011)
Exhibit 3.5	Certificate of Incorporation to the Articles of Incorporation, filed with the State of Nevada on February 9, 2012
Exhibit 10.1	Share Exchange Agreement between East Coast Diversified Corporation and EarthSearch Communications International, Inc. dated January 12, 2010 (1)
Exhibit 10.2	Private Stock Purchase Agreement dated April 6, 2010 between Energy Partners, LLC and Messrs. Aaron Goldstein and Frank Rovito (1)
Exhibit 10.3	East Coast Diversified Corporation 2010 Incentive Stock Plan (3)
Exhibit 10.4	Equity Purchase Agreement by and among Southridge Partners II, LP and East Coast Diversified Corporation (incorporated by reference to exhibit 10.5 of the Company’s registration statement on Form S-1 filed with the commission on August 19, 2011)
Exhibit 10.5	Registration Rights Agreement by and among Southridge Partners II, LP and East Coast Diversified Corporation (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed with the commission on August 19, 2011).
Exhibit 10.6	Share Exchange Agreement by and between the Company and Rogue Paper, Inc. (incorporated by reference to the Company’s Quarterly report on Form 10-Q filed with the Commission on November 21, 2011)
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer (4)
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer (4)
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.INS	XBRL Instance Document (4)
101.SCH	XBRL Schema Document (4)
101.CAL	XBRL Calculation Linkbase Document (4)
101.DEF	XBRL Definition Linkbase Document (4)
101.LAB	XBRL Label Linkbase Document (4)
101.PRE	XBRL Presentation Linkbase Document (4)

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

/s/ Kayode Aladesuyi	April 16, 2013
Kayode Aladesuyi, Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive and Principal Financial Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kayode Aladesuyi	April 16, 2013
KayodeAladesuyi, Director	Date

/s/ Frank Russo.	April 16, 2013
Frank Russo, Director	Date

/s/ Anis D. Sherali	April 16, 2013
Anis D. Sherali, Director	Date

/s/ Edward Eppel	April 16, 2013
Edward Eppel, Director	Date

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets At December 31, 2012 and 2011	F-3

Consolidated Statements Of Operations For the Years Ended December 31, 2012 and 2011	F-5

Consolidated Statements Of Cash Flows For the Years Ended December 31, 2012 and 2011	F-6 - F-7

Consolidated Statements Of Shareholders' Equity For the Years Ended December 31, 2012 and 2011	F-8- F-9

Notes to Consolidated Financial Statements	F-10 – F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

East Coast Diversified Corporation

We have audited the accompanying balance sheet of East Coast Diversified Corporation as of December 31, 2012 and 2011, and the related statement of operations, stockholders’ equity, and cash flows for the years then ended These financial statements are the responsibility of the Company’s management.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Coast Diversified Corporation. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 16, 2013

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS
Current assets
Cash	$–	$944
Accounts receivable, net	200,040	229,571
Inventory	108,777	33,523
Prepaid license fees	200,000	50,000
Prepaid expenses	15,818	2,076
Assets attributable to disputed subsidiary	107,271	1,903,465
Total current assets	631,906	1,903,465
Property and equipment, net	7,401	14,105

Other assets
Capitalized research and development costs, net	–	9,273
Prepaid license fees	87,500	137,500
Escrow deposits	–	3,462
Security deposits	20,000	4,521
Total other assets	107,500	154,756
Total assets	$746,807	$2,072,326

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$6,028	$16,675
Loans payable, current	404,761	711,882
Loans payable - related party, current	539,909	630,298
Due to related party	64,673	–
Accounts payable and accrued expenses	508,940	696,010
Accrued payroll and related liabilities	1,938,279	1,717,582
Liabilities attributable to disputed subsidiary	11,116	25,000
Total current liabilities	3,473,706	3,797,447

Other liabilities
Loans payable, non-current	–	–
Total liabilities	3,473,706	3,797,447

Commitments and contingencies:
Contingent acquisition liabilities	1,104,973	1,104,973

Amounts payable in common stock	294,955	–

Derivative liability	158,822	–

Stockholders' deficit
Preferred stock, $0.001 par value, 400,000,000 and 20,000,000 shares authorized Series A preferred stock, 103,361,855 and 10,513,813 shares issued and outstanding at December 31, 2012 and 2011, respectively	103,362	21,028
Series B preferred stock, 2,169 and nil shares issued and outstanding at December 31, 2012 and 2011, respectively	2	–
Common stock, $0.001 par value, 5,900,000,000 and 480,000,000 shares authorized, 7,198,321 and 579,791 shares issued and outstanding at December 31, 2012 and 2011, respectively	7,198	580
Additional paid-in capital	15,930,510	10,469,699
Preferred stock subscriptions receivable	(1,155,998)	–
Accumulated deficit	(18,812,108)	(13,062,595)
Total East Coast Diversified stockholders' deficit	(3,927,034)	(2,571,288)
Noncontrolling interest	(358,615)	(258,806)
Total stockholders' deficit	(4,285,649)	(2,830,094)
Total liabilities and stockholders' deficit	$746,807	$2,072,326

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2012	2011
Revenues:
Product sales	$528,397	$203,776
Consulting and development	151,920	257,220
User fees	35,669	56,665
Total revenues	715,986	517,661
Due from officer

Operating Expenses
Cost of revenues:
Product sales	334,537	118,285
Consulting and development	–	71,548
User fees	62,648	74,915
Selling, general and administrative expense	3,290,204	2,131,098
Total operating expenses	3,687,389	2,395,846

Loss from operations	(2,971,403)	(1,878,185)

Other income (expense)
Other income	37,616	146,851
Interest expense	(903,737)	(177,308)
Gain on settlement of debt	141,141	–
Loss on conversion of debt	(575,263)	(432,270)
Change in derivative liability	(12,099)	–
Total other income (expense)	(1,312,342)	(462,727)

Net loss	(4,283,745)	(2,340,912)
Net loss attributable to noncontrolling interests	99,809	49,829
Net loss from non-disputed operations	(4,183,936)	(2,291,083)
Net income (loss) from disputed subsidiary	(1,565,577)	10,407
Net loss attributable to East Coast Diversified
Corporation	$(5,749,513)	$(2,280,676)
Net loss per share - basic and diluted	$(2.44)	$(6.20)
Weighted average number of shares outstanding during the period - basic and diluted	2,353,269	368,133

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,749,513)	$(2,280,676)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(99,809)	(49,829)
Depreciation and amortization	15,977	84,544
Amortization of intangible assets of disputed subsidiary	114,750	25,500
Provision for doubtful accounts	604,735	–
Issuance of loan payable for consulting services	105,000	–
Stock issued for services and compensation	252,205	945,430
Amortization of prepaid license fee	50,000	12,500
Amortization of payment redemption premium as interest	12,076	16,899
Gain on recovery of redemption premiums	(28,975)	–
Gain on settlement of loans payable	(38,646)	–
Gain on settlement of accounts payable	(102,495)	(146,859)
Loss on conversion of debt	575,263	432,270
Change in derivative liability	12,099	–
Impairment of intangible assets of disputed subsidiary	624,750	–
Impairment of goodwill of disputed subsidiary	742,107	–
Accretion of beneficial conversion feature on convertible notes payable as interest	794,135	42,358
Accretion of stock discounts to convertible notes payable as interest	2,160	–
Interest accrued on loans payable	126,284	111,347
Assets attributable to disputed subsidiary	(2,527)	(13,056)
Liabilities attributable to disputed subsidiary	(13,884)	23,525
Changes in operating assets and liabilities:
Accounts receivable, net	(575,204)	(223,509)
Inventory	(75,254)	18,095
Prepaid expenses	(14,818)	–
Security deposits	(15,479)	–
Escrow deposits	3,462	21,538
Due to related party	(85,327)	–
Accounts payable and accrued expenses	741,791	31,164
Accrued payroll and related liabilities	546,327	408,882
Net cash used in operating activities	(1,478,810)	(539,877)

Cash flows from investing activities:
Capital expenditures	–	(4,391)
Net cash used in investing activities	–	(4,391)

Cash flows from financing activities:
Proceeds from issuance of common stock	56,000	186,200
Proceeds from issuance of preferred stock	197,900	5,000
Proceeds from preferred stock subscription	344,002	–
Bank overdraft, net	(10,647)	16,675
Proceeds from loans payable	851,711	244,755
Proceeds from loans payable - related party	56,500	205,919
Repayments of loans payable	(12,600)	(2,500)
Repayments of loans payable - related party	(5,000)	(112,115)
Net cash from financing activities	1,477,866	543,934
Net increase (decrease) in cash	(944)	(334)
Cash at beginning of year	944	1,278
Cash at end of year	$–	$944

See accompanying notes to consolidated financial statements.

Continued

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,576	$6,704
Cash paid for taxes	$–	$–
Non-cash investing and financing activities:
Issuance of 3,693,754 and 27,169 shares of common stock in conversion of loans payable	$875,433	$394,619
Issuance of 26,111 shares of common stock in conversion of loans payable - related party, respectively	$–	$137,500
Issuance of 1,000,000 shares of series A preferred stock in conversion of loans payable	$57,000	$–
Issuance of 18,842,898 and 925 shares of series A preferred stock in conversion of loans payable - related party	$157,500	$37,000
Payment redemption premiums on convertible notes payable	$10,000	$18,975
Loans and accounts payable converted to Amounts payable in common stock	$1,068,345	$–
Issuance of 1,610,400 shares of common stock in settlement of loans and accounts payable converted to Amounts payable in common stock	$1,201,930	$–
Issuance of 4,324,515 shares of Series A preferred stock to related parties in conversion of 172,981 shares of common stock	$86,491	$–
Issuance of 372,000 shares of Series A preferred stock to third parties in conversion of 14,880 shares of common stock	$7,440	$–
Issuance of 622,566 shares of common stock and 56 shares of Series B preferred stock to third parties in conversion of 1,046,739 shares of Series A preferred stock	$90,015	$–
Issuance of 1,500,000 shares of series B preferred stock under stock subscription	$1,500,000	$–
Beneficial conversion feature of convertible notes payable	$924,007	$33,565
Discount for stock issued in connection with issuance of note payable	$2,160	$–
Issuance of 714 shares of common stock in conversion of accounts payable	$–	$2,500
Issuance of 15,000 and 65,714 shares of common stock in conversion of accrued salaries	$630	$230,000
Issuance of 47,491,497 and 2,750 shares of series A preferred stock in conversion of accrued salaries	$325,000	$125,000
Prepaid license fee accrued as Due to related party	$150,000	$–
Issuance of 2,500,000 shares of Series A preferred stock in acquisition of Rogue Paper, Inc.	$–	$425,000
Recognition of acquisition commitment liabilities in acquisition of Rogue Paper, Inc.	$–	$1,104,973

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the Year Ended December 31, 2012

	Preferred stock				Common stock		Additional	Stock			Total
	Series A		Series B				paid-in	Subscription	Accumulated	Noncontrolling	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Receivable	deficit	interest	deficit
Balance, December 31, 2011	10,513,813	$21,028	–	$–	579,791	$580	$10,469,699	$–	$(13,062,595)	$(258,806)	$(2,830,094)
Change in par value of preferred stock	–	(10,514)	–	–	–	–	10,514	–	–	–	–
Common shares issued for cash	–	–	–	–	833,833	834	55,166	–	–	–	56,000
Preferred shares issued for cash	21,256,384	21,256	–	–	–	–	176,644	–	–	–	197,900
Preferred shares subscribed	–	–	1,500	2	–	–	1,499,998	(1,500,000)	–
Stock subscriptions paid in cash	–	–	–	–	–	–	–	344,002	344,002
Common shares issued for conversion of loans payable - related party	–	–	–	–	–	–	–	–	–	–	–
Preferred shares issued for conversion of loans payable - related party	18,842,898	18,843	–	–	–	–	138,657	–	–	–	157,500
Common shares issued for conversion of loans payable	–	–	–	–	3,693,754	3,693	871,740	–	–	–	875,433
Preferred shares issued for conversion of loans payable	1,000,000	1,000	–	–	–	–	56,000	–	–	–	57,000
Common shares issued for conversion of accrued salaries	–	–	–	–	15,000	15	615	–	–	–	630
Preferred shares issued for conversion of accrued salaries	47,491,497	47,491	–	–	–	–	277,509	–	–	–	325,000
Common shares issued in extinguishment of loans payable and account payable	–	–	–	–	1,610,400	1,611	1,200,319	–	–	–	1,201,930
Common shares issued in conjunction with loans payable	–	–	–	–	1,200	1	2,159	–	–	–	2,160
Value of beneficial conversion feature of convertible notes payable	–	–	–	–	–	–	924,007	–	–	–	924,007
Common shares issued for conversion of accounts payable	–	–	–	–	–	–	–	–	–	–	–
Common shares issued for services	–	–	–	–	29,638	30	82,175	–	–	–	82,205
Preferred shares issued for services	607,487	608	613	–	–	–	169,392	–	–	–	170,000
Conversion of common stock to preferred stock by related parties	4,324,515	4,325	–	–	(172,981)	(173)	(4,152)	–
Conversion of common stock to preferred stock by third parties	372,000	372	–	–	(14,880)	(15)	(357)	–
Conversion of preferred stock to common stock by third parties	(1,046,739)	(1,047)	56	–	622,566	622	425	–
Net loss for the year ended December 31, 2012	–	–	–	–	–	–	–	–	(5,749,513)	(99,809)	(5,849,322)
Balance, December 31, 2012	103,361,855	$103,362	2,169	$2	7,198,321	$7,198	$15,930,510	$(1,155,998)	$(18,812,108)	$(358,615)	$(4,285,649)

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the Year Ended December 31, 2011

	Preferred stock				Common stock		Additional	Stock			Total
	Series A		Series B				paid-in	Subscription	Accumulated	Noncontrolling	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Receivable	deficit	interest	deficit
Balance, December 31, 2010	–	$–	–	$–	221,908	$222	$7,286,838	$–	$(10,781,919)	$(230,948)	$(3,725,807)
Common shares issued for cash	–	–	–	–	33,777	34	186,166	–	–	–	186,200
Preferred shares issued for cash	37,500	75	–	–	–	–	4,925	–	–	–	5,000
Common shares issued for conversion of loans payable - related party	–	–	–	–	26,011	26	99,229	–	–	–	99,255
Preferred shares issued for conversion of loans payable - related party	462,500	925	–	–	–	–	36,075	–	–	–	37,000
Common shares issued for conversion of loans payable	–	–	–	–	202,229	202	864,932	–	–	–	865,134
Common shares issued for conversion of accrued salaries to related party	–	–	–	–	65,714	66	229,934	–	–	–	230,000
Preferred shares issued for conversion of accrued salaries to related parties	5,660,714	11,322	–	–	–	–	713,678	–	–	–	725,000
Preferred shares issued for initial license payment to related party	1,428,572	2,857	–	–	–	–	197,143	–	–	–	200,000
Value of beneficial conversion feature of convertible notes payable	–	–	–	–	–	–	83,728	–	–	–	83,728
Common shares issued for conversion of accounts payable	–	–	–	–	714	1	2,499	–	–	–	2,500
Common shares issued for services	–	–	–	–	29,438	29	300,401	–	–	–	300,430
Preferred shares issued for services	424,527	849	–	–	–	–	44,151	–	–	–	45,000
Preferred shares issued for acquisition of 51% of the outstanding common stock of Rogue Paper, Inc.	2,500,000	5,000	–	–	–	–	420,000	–	–	21,971	446,971
Net loss for the year ended December 31, 2011	–	–	–	–	–	–	–	–	(2,280,676)	(49,829)	(2,330,505)
Balance, December 31, 2011	10,513,813	$21,028	–	$–	579,791	$580	$10,469,699	$–	$(13,062,595)	$(258,806)	$(2,830,094)

See accompanying notes to consolidated financial statements.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

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

December 31, 2012

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

Wetwinds launched Vir2o, its social media platform, on April 5, 2012, and has commenced marketing of the platform to users globally. The Company offers users a Community Newsfeed, messaging module, Profile Wall and private rooms to share content with friends and families. Each user will have their own private photo, music, movie, game ecommerce rooms. Users can privately or publicly share content in these rooms with their friends and family. We also provide the interactive “JoinMe” technology that allows users and friends to engage in meaningful social activities online. All of our revenue from Vir2o will be advertisement driven.

Rogue Paper, Inc. (“Rogue Paper”), the Company’s majority owned subsidiary, offers second screen technology to the media organizations and businesses. During the fourth quarter of 2012, the management of Rogue Paper effectively shut-down operations, denied the Company access to financial records, refused to participate in shareholder or management meetings and all members of Rogue management resigned January 25, 2013. No legal action has been taken by either Rogue Paper or the Company. As current financial records are not available since September 30, 2012, the Company has treated the balance sheets and results of operations of Rogue Paper in the same manner as a discontinued operation.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $18,812,108 at December 31, 2012, a net loss and net cash used in operations of $5,749,513 and $1,478,810, respectively, for the year ended December 31, 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

December 31, 2012

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

Principles of Consolidation

The consolidated financial statements include the accounts of East Coast Diversified Corporation and its majority-owned subsidiaries, EarthSearch Communications International, Inc., StudentConnect Inc. and WetWinds Inc. Due to the dispute with the management of Rogue Paper, the balances and results of operations of Rogue Paper, Inc. as of and for the nine months ended September 30, 2012 have shown in the consolidated financial statements in the manner of a discontinued operation as of and for the years ended December 31, 2012 and 2011.  All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain items on the 2011 consolidated statement of operations and statement of cash flows have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2011 and 2010, respectively, the Company had no cash equivalents.

Concentration of Credit Risk

The Company grants unsecured credit to commercial and governmental customers in the United States and abroad. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. As of December 31, 2012, two customers account for 79% of the total accounts receivable compared to two customers accounting for 85% at December 31, 2011.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense was $604,735 and $22,234 for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $604,735 and $nil, respectively.

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

December 31, 2012

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Depreciation expense was $6,704 and $1,550 for the years ended December 31, 2012 and 2011, respectively.

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

Amortization of intangible assets was $114,750 and $25,500 for the years ended December 31, 2012 and 2011, respectively. Due to the dispute with Rogue Paper, the Company has deemed that the unamortized balance of the intangible assets as of September 30, 2012 of $624,750 and the goodwill of $742,107 have been fully impaired and charged to expense as of December 31, 2012.

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

December 31, 2012

Note 2 – Summary of Significant Accounting Policies (Continued)

Research and Development Costs

The Company accounts for research and development costs in accordance with ASC 730 “Research and Development”.  ASC 730 requires that research and development costs be charged to expense when incurred.  Research and development costs charged to expense were $378,383 and $75,372 for the years ended December 31, 2012 and 2011, respectively.

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

The Company capitalized no research and development costs during the years ended December 31, 2012 and 2011, respectively.  The Company recorded amortization expense of $9,273 and $83,340 for the years ended December 31, 2012 and 2011, respectively. Accumulated amortization was $640,669 and $631,396 at December 31, 2012 and 2011, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, accounts payable and accrued expenses and accrued compensation. The fair value of the Company’s loans payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

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

Stock-Based Compensation

The Company accounts for Employee Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.  The Company has not granted any stock options as of December 31, 2012.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2012.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

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

As of December 31, 2012 and 2011, there were $364,459 and $171,670, respectively, of convertible notes payable which are convertible at various conversion rates and 103,361,855 shares of convertible preferred stock which are convertible into 2,067,237,100 common shares.  However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of net loss per share.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company operates in only one operating segment as of December 31, 2012

Note 3 – Recent Accounting Pronouncements

On February 5, 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, which requires entities to disclose the following additional information about items reclassified out of accumulated other comprehensive income (“AOCI”): (1) changes in AOCI balances by component, (2) significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company does not expect this ASU to have a material impact on the financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company does not expect this ASU to have a material impact on the financial statements

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the Company’s present or future consolidated financial statements.

Note 4 – Disputed Subsidiary

During the fourth quarter of 2012, the management of Rogue Paper effectively shut-down operations, denied the Company access to financial records, refused to participate in shareholder or management meetings and all members of Rogue management resigned January 25, 2013. No legal action has been taken by either Rogue Paper or the Company. As current financial records are not available since September 30, 2012, the Company has treated the balance sheets and results of operations of Rogue Paper as of and for the nine months ended September 30, 2012 in the same manner as a discontinued operation.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

Note 4 – Disputed Subsidiary (Continued)

The following table shows the results of Rogue Paper included in the income (loss) from disputed subsidiary:

	Year Ended December 31,
	2012	2011

Revenue	$322,000	$94,821

Operating expenses:
Cost of revenue	135,221	36,100
Selling, general and administrative expenses	270,793	22,822
Amortization of intangible assets	114,750	25,500
Total operating expenses	520,764	84,422

Income (loss) from disputed subsidiary	(198,764)	10,399

Other expenses:
Other income	(44)	(8)
Impairment of intangible assets	624,750	–
Impairment of goodwill	742,107	–

Net income (loss) from loss from disputed subsidiary	$(1,565,577)	$10,407

The major classes of assets and liabilities of disputed subsidiary on the balance sheet are as follows:

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$70,951	$52,575
Accounts receivable	27,480	43,460
Prepaid expenses	1,000	1,000
Total current assets	99,431	97,035

Property and equipment, net	7,840	8,709
Intangible assets, net	–	739,500
Goodwill	–	742,107

Total assets of discontinued operations	$107,271	$1,587,351

LIABILITIES
Current liabilities:
Accounts payable	$11,116	$25,000

Total liabilities of discontinued operations	$11,116	$25,000

Due to the dispute with Rogue Paper, the Company has deemed that the unamortized balance of the intangible assets as of September 30, 2012 of $624,750 and the goodwill of $742,107 have been fully impaired and charged to expense as of December 31, 2012.

Note 5 – Loans Payable

Loans payable at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Unsecured $450,000 note payable to Azfar Haque, which bears interest at 9% per annum and was originally due June 15, 2008. At December 31, 2011 the note was in default. On September 19, 2011, $25,000 of this note was transferred to an investor and was converted to common stock. During the year ended December 31, 2011, $227,250 of this note was converted to common stock. During the year ended December 31, 2012, the remaining $372,655 plus $3,595 of additional accrued interest was purchased by multiple investors. Accrued interest is equal to $ nil and $174,905 respectively.	$–	$372,655
Unsecured $80,000 note payable to Rainmaker Global, Inc. which bears interest at 30% per annum and was originally due December 31, 2009. At December 31, 2011 the note was in default. During the year ended December 31, 2012, $102,000 of this note was purchased by Ironridge Global IV, Ltd. Pursuant to the purchase agreement, Rainmaker Global agreed to settle the entire amount due for the purchase price of $102,000, creating a gain on the settlement of $38,125. Accrued interest is equal to $nil and $54,125 respectively.	–	134,125
$20,000 convertible note payable to Leonard Marella, which bears interest at 10% per annum and was originally due October 1, 2009. At December 31, 2011 the note was in default. During the year ended December 31, 2012, $24,862 of this note was purchased by Ironridge Global IV, Ltd. Pursuant to the purchase agreement, Mr. Marella agreed to settle the entire amount due for the purchase price of $24,862, creating a gain on the settlement of $521. Accrued interest is equal to $nil and $4,883, respectively.	–	24,883
Unsecured non-interest bearing note payable, due on demand, to Syed Ahmed. During the year ended December 31, 2012, the note was purchased by Ironridge Global IV, Ltd.	–	7,000
Unsecured non-interest bearing note payable, due on demand, to Alina Farooq. During the year ended December 31, 2012, the note was purchased by Ironridge Global IV, Ltd.	–	3,500
Unsecured non-interest bearing note payable, due on demand, to William Johnson. The note holder loaned the Company an additional $5,100 and the entire note of $12,000 was converted to preferred stock during the year ended December 31, 2012.	–	6,900

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

Note 5 – Loans Payable (Continued)

	2012	2011
Unsecured non-interest bearing note payable, due on demand, to Robert Saidel. The note holder loaned the Company an additional $1,976 during the six months ended June 30, 2012. During the year ended December 31, 2012, the note was purchased by Ironridge Global IV, Ltd.	–	23,964
Unsecured non-interest bearing note payable, due on demand, to Michael Johnstone. The note was repaid during the year ended December 31, 2012.	–	1,100
Unsecured non-interest bearing note payable, due on demand, to Michael Carbone, Sr. The note was converted to preferred stock during the year ended December 31, 2012.	–	5,000
Unsecured $25,000 convertible note payable to Mindshare Holdings, Inc., which bears interest at 8% per annum and due January 5, 2012. The note includes a redemption premium of $7,500 and is discounted for its unamortized beneficial conversion feature of $289 at December 31, 2011. During the year ended December 31, 2012, the note balance of $25,000, plus $1,000 of accrued interest, was converted to common stock.	–	32,133
Unsecured $25,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due January 5, 2012. The note includes a redemption premium of $7,500 and is discounted for its unamortized beneficial conversion feature of $367 at December 31, 2011. During the year ended December 31, 2012, the note balance of $25,000, plus $1,249 of accrued interest, was converted to common stock.	–	32,211
Unsecured $17,500 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due February 1, 2012. The note includes a redemption premium of $2,625 and is discounted for its unamortized beneficial conversion feature of $1,885 at December 31, 2011. During the year ended December 31, 2012, the note balance of $17,500, plus $439 of accrued interest, was converted to common stock.	–	18,240
Unsecured $9,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due June 30, 2012. This note is currently in default. The note includes a redemption premium of $1,350 and is discounted for its unamortized beneficial conversion feature of $nil and $7,337 as of December 31, 2012 and December 31, 2011, respectively. During the year ended December 31, 2012, the note balance of $9,000 was converted to common stock.	–	3,013
Unsecured $16,290 convertible note payable to First Trust Management, which bears interest at 7% per annum and due September 25, 2012. During the year ended December 31, 2012, the note was purchased by Ironridge Global IV, Ltd. The note is discounted for its unamortized beneficial conversion feature of $nil and $6,247 as of December 31, 2012 and December 31, 2011, respectively.	–	10,043
On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On November 2, 2011, the Company received $32,500, which is due May 28, 2012. The draw on the note is discounted for its unamortized beneficial conversion feature of $nil and $12,147 as of December 31, 2012 and December 31, 2011, respectively. During the year ended December 31, 2012, the note balance of $32,590, including $90 of accrued interest, was converted to common stock. Accrued interest is equal to $nil and $nil, respectively.	–	20,353

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

Note 5 – Loans Payable (Continued)

	2012	2011
On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On November 18, 2011, the Company received $11,950, which is due May 28, 2012. The draw on the note is discounted for its unamortized beneficial conversion feature of $nil and $4,738 as of December 31, 2012 and December 31, 2011, respectively. During the year ended December 31, 2012, the note balance of $11,950 was converted to common stock. Accrued interest is equal to $nil and $nil, respectively.	–	7,212
On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On December 5, 2011, the Company received $7,960, which is due June 5, 2012. The draw on the note is discounted for its unamortized beneficial conversion feature of $nil and $3,816 as of December 31, 2012 and December 31, 2011, respectively. During the year ended December 31, 2012, the note balance of $7,960 was converted to common stock. Accrued interest is equal to $nil and $nil, respectively.	–	4,144
On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On December 15, 2011, the Company received $9,950, which is due June 15, 2012. The draw on the note is discounted for its unamortized beneficial conversion feature of $nil and $4,544 as of December 31, 2012 and December 31, 2011, respectively. During the year ended December 31, 2012, the note balance of $9,950 was converted to common stock. Accrued interest is equal to $nil and $nil, respectively.	–	5,406
Unsecured $30,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due October 17 2012. The note is discounted for its unamortized beneficial conversion feature of $nil at December 31, 2012. During the year ended December 31, 2012, $28,000 of the note balance was converted to common stock. Accrued interest is equal to $2,750.	4,750	–
On February 17, 2012, Panache Capital, LLC entered into an agreement to purchase $50,000 of the note payable to Azfar Haque. The Company exchange the original note to Mr. Haque with a new note to Pananche which bears interest at 10% per annum and due February 17, 2013. During the year ended December 31, 2012, $44,348 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $nil at December 31, 2012. Accrued interest is equal to $786.	6,438	–
Unsecured $70,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due October 24 2013. The note is discounted for its unamortized beneficial conversion feature of $27,575 at December 31, 2012. Accrued interest is equal to $7,309.	49,734	–
Unsecured $16,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due May 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $4,492 at December 31, 2012. Accrued interest is equal to $1,297.	12,805	–

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

Note 5 – Loans Payable (Continued)

	2012	2011
Unsecured $10,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due January 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $535 at December 31, 2012. Accrued interest is equal to $766.	10,231	–
Unsecured $3,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due January 21, 2013. The note is discounted for its unamortized beneficial conversion feature of $212 at December 31, 2012. Accrued interest is equal to $225.	3,013	–
Unsecured $12,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due February 5, 2013. The note is discounted for its unamortized beneficial conversion feature of $1,433 at December 31, 2012. Accrued interest is equal to $839.	11,406	–
Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due February 25, 2012. During the year ended December 31, 2012, $12,000 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $3,092 at December 31, 2012. Accrued interest is equal to $1,600.	19,008	–
Unsecured $5,500 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due March 6, 2013. The note is discounted for its unamortized beneficial conversion feature of $1,099 at December 31, 2012. Accrued interest is equal to $328.	4,729	–
Unsecured $42,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due April 19, 2012. The note is discounted for its unamortized beneficial conversion feature of $13,379 at December 31, 2012. Accrued interest is equal to $1,579.	30,700	–
Unsecured $15,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due March 26, 2013. The note is discounted for its unamortized beneficial conversion feature of $3,484 at December 31, 2012. Accrued interest is equal to $794.	12,310	–
On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On August 3, 2012, the Company received $18,350, which is due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $2,741 at December 31, 2012. During the year ended December 31, 2012, $516 of the note was purchased by StarCity Capital, LLC. Accrued interest is equal to $381.	15,474	–
On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On August 20, 2012, the Company received $10,000, which is due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $1,514 at December 31, 2012. Accrued interest is equal to $183.	8,669	–
On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On August 27, 2012, the Company received $40,000, which is due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $7,143 at December 31, 2012. Accrued interest is equal to $699.	33,556	–

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

Note 5 – Loans Payable (Continued)

	2012	2011
Unsecured $10,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due March 31, 2013. The note is discounted for its unamortized beneficial conversion feature of $2,163 at December 31, 2012. Accrued interest is equal to $260.	8,097	–
On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On September 5, 2012, the Company received $4,100, which is due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $891 at December 31, 2012. Accrued interest is equal to $66.	3,275	–
Unsecured $40,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due March 31, 2013. The note is discounted for its unamortized beneficial conversion feature of $6,154 at December 31, 2012. Accrued interest is equal to $925.	34,771	–
Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and due June 30, 2013. Accrued interest is equal to $299.	15,299	–
Unsecured $10,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due June 30, 2013. The note is discounted for its unamortized beneficial conversion feature of $6,704 at December 31, 2012. Accrued interest is equal to $195.	3,491	–
On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On October 24, 2012, the Company received $5,000, which is due May 24, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $1,456 at December 31, 2012. Accrued interest is equal to $75.	3,619	–
Unsecured $39,647 note payable to Azfar Hague, which bears interest at 9% per annum and due April 25, 2013. Accrued interest is equal to $655.	40,302	–
Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and due June 30, 2013. Accrued interest is equal to $181.	15,181	–
Unsecured $7,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due June 30, 2013. The note is discounted for its unamortized beneficial conversion feature of $5,415 at December 31, 2012. Accrued interest is equal to $81.	1,666	–
Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due August 13, 2013. The note is discounted for its unamortized beneficial conversion feature of $24,932 at December 31, 2012. Accrued interest is equal to $370.	7,938	–
On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On November 15, 2012, the Company received $10,350, which is due May 15, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $3,309 at December 31, 2012. Accrued interest is equal to $109.	7,150	–
Unsecured $18,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due June 30, 2013. The note is discounted for its unamortized beneficial conversion feature of $15,296 at December 31, 2012. Accrued interest is equal to $126.	2,830	–

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

Note 5 – Loans Payable (Continued)

	2012	2011
Unsecured $9,000 convertible note payable to Star City Capital LLC, which bears interest at 12% per annum and due December 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $8,220 at December 31, 2012. Accrued interest is equal to $83.	863	–
Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and due June 30, 2013. Accrued interest is equal to $99.	15,099	–
Unsecured $25,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due June 30, 2013. The note is discounted for its unamortized beneficial conversion feature of $22,625 at December 31, 2012. Accrued interest is equal to $104.	2,479	–
On December 12, 2012, Star City Capital LLC entered into an agreement to purchase $19,700 of a note payable to Bulldog Insurance. The note bears interest at 8% per annum and is due on demand. Accrued interest is equal to $51.	19,751	–
Unsecured $7,500 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due June 30, 2013. The note is discounted for its unamortized beneficial conversion feature of $7,378 at December 31, 2012. Accrued interest is equal to $5.	127	–
Total Loans Payable	$404,761	$711,882

The Company borrowed $851,711 and $244,755 during the years ended December 31, 2012 and 2011, respectively. The Company made payments of $12,600 and $2,500 on the loans during the years ended December 31, 2012 and 2011. During the year ended December 31, 2012, the Company converted $875,433 of loans payable into 3,693,754 shares of the Company’s common stock and $57,000 of loans payable into 1,000,000 shares of the Company’s Series A preferred stock. During the year ended December 31, 2011, the Company converted $394,619 of loans payable into 27,169 shares of the Company’s common stock.

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On January 2, 2012, the Company received $164,150, which is due December 31, 2012. During the year ended December 31, 2012, $5,101 of interest was accrued on the note, $4,500 was paid on the note, $40,000 of the note was converted to series A preferred stock, $52,400 was converted to common stock and $72,351 of the note was sold to third parties, which were subsequently converted to common stock.

On January 3, 2012, the Company issued a $40,000 unsecured convertible promissory note to Southridge Partners II LP. The note bears interest at 5% per annum, due June 30, 2012, and is convertible at a 50% discount to the average of the two low closing bid prices during the five day period prior to the conversion date. The note includes a redemption premium of $8,000 which has been amortized as interest expense over the term of the loan. The note was discounted by the value of its beneficial conversion feature of $38,261, which has been fully accreted as interest expense during the year ended December 31, 2012. During the year ended December 31, 2012, the note balance of $40,000 was converted into 49,786,633 shares of the Company’s common stock.

On January 3, 2012, the Company issued a $32,500 unsecured convertible promissory note to Asher Enterprises, Inc. The note bears interest at 8% per annum, due October 5, 2012, and is convertible at a 40% discount to the average of the three low trading prices during the ten day period prior to the conversion date. The note was discounted by the value of its beneficial conversion feature of $21,667, which has been fully accreted as interest expense during the nine months ended December 31, 2012. Interest of $1,300 has been accrued for the year ended December 31, 2012. During the year ended December 31, 2012, the note balance of $33,800 was converted into 55,289 shares of the Company’s common stock.

On January 5, 2012, the Company issued a $60,000 unsecured convertible promissory note to Street Capital, Inc. for services to be rendered. The note bears no interest and was due July 5, 2012. The Company issued 600,000 shares of common stock to Street capital as an incentive to provide the loan. The note is discounted for the fair value of the common stock of $2,160, which has been fully accreted as interest expense during the year ended December 31, 2012. During the year ended December 31, 2012, the note was purchased by Ironridge Global IV, Ltd. (see Note 7).

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

Note 5 – Loans Payable (Continued)

On January 17, 2012, the Company issued a $10,000 unsecured convertible promissory note to Southridge Partners II LP. The note bears interest at 5% per annum, due June 30, 2012, and is convertible at a 50% discount to the average of the two low closing bid prices during the five day period prior to the conversion date. The note includes a redemption premium of $2,000 which is being amortized as interest expense over the term of the loan. The note was discounted by the value of its beneficial conversion feature of $9,167, which has been fully accreted as interest expense during the year ended December 31, 2012. During the year ended December 31, 2012, the note balance of $10,000 was converted into 25,623 shares of the Company’s common stock.

On February 13, 2012, Azfar Haque transferred $10,000 of the $450,000 note payable to him to SGI Group, LLC per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Mr. Haque with a new note to SGI Capital, LLC which bears interest at 10% per annum and due February 13, 2013. The note was discounted by the value of its beneficial conversion feature of $5,455, all of which has been accreted as interest expense for the year ended December 31, 2012. On February 16, 2012, the entire note of $10,000 was converted to 18,207 shares of common stock.

On February 14, 2012, the Company issued a $37,500 unsecured convertible promissory note to Asher Enterprises, Inc. The note bears interest at 8% per annum, due November 16, 2012, and is convertible at a 50% discount to the average of the three low trading prices during the ten day period prior to the conversion date. The note was discounted by the value of its beneficial conversion feature of $33,750, all of which has been accreted as interest expense for the year ended December 31, 2012. Interest of $1,500 has been accrued for the year ended December 31, 2012. During the year ended December 31, 2012, the note balance of $39,000 was converted into 14,122 shares of the Company’s common stock.

On February 16, 2012, Azfar Haque transferred $41,250 of the $450,000 note payable to him to Southridge Partners II LP per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Mr. Haque with a new note to Southridge Partners II LP which bears interest at 10% per annum and due February 16, 2013. The note was discounted by the value of its beneficial conversion feature of $19,286, which has been fully accreted as interest expense for the year ended December 31, 2012. During the year ended December 31, 2012, the entire note of $41,250 was converted to 51,324 shares of common stock.

On February 17, 2012, Azfar Haque transferred $75,000 of the $450,000 note payable to him to Magna Group, LLC per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Mr. Haque with a new note to Magna Group, LLC which bears interest at 12% per annum and due February 17, 2013. The note was discounted by the value of its beneficial conversion feature of $61,184, which has been fully accreted as interest expense for the year ended December 31, 2012. During the year ended December 31, 2012, the entire note of $75,000 was converted to 46,483 shares of common stock.

On February 24, 2012, Azfar Haque transferred $200,000 of the $450,000 note payable to him to Magna Group, LLC per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Mr. Haque with a new note Magna Group, LLC which bears interest at 12% per annum and due February 24, 2013. The note was discounted by the value of its beneficial conversion feature of $150,000, which has been fully accreted as interest expense during the year ended December 31, 2012. Interest of $600 has been accrued for the year ended December 31, 2012. During the year ended December 3, 2012, the entire note balance of $200,600, including accrued interest of $600, was converted to 295,074 shares of the Company’s common stock.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $2,500 was drawn against the note on April 2, 2012 and was fully repaid during the year ended December 31, 2012. The draw was due September 30, 2012 and was discounted by the value of its beneficial conversion feature of $972, which has been fully accreted as interest expense for the year ended December 31, 2012.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $3,200 was drawn against the note on May 10, 2012. The draw was due September 30, 2012 and was discounted by the value of its beneficial conversion feature of $1,414, which has been fully accreted as interest expense during the year ended December 31, 2012. Interest of $62 has been accrued for the year ended December 31, 2012. The balance of the note of $3,262 was purchased by Star City Capital LLC on December 12. 2012.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

Note 5 – Loans Payable (Continued)

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $3,000 was drawn against the note on May 11, 2012 and was fully repaid during the year ended December 31, 2012. The draw was due September 30, 2012 and was discounted by the value of its beneficial conversion feature of $1,275, which has been fully accreted as interest expense for the year ended December 31, 2012.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $1,500 was drawn against the note on May 22, 2012 and was fully repaid during the year ended December 31, 2012. The draw was due September 30, 2012 and was discounted by the value of its beneficial conversion feature of $611, which has been fully accreted as interest expense for the year ended December 31, 2012.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $2,500 was drawn against the note on June 7, 2012. The draw was due September 30, 2012 and was discounted by the value of its beneficial conversion feature of $1,111, which has been fully accreted as interest expense for the year ended December 31, 2012. Interest of $40 has been accrued for the year ended December 31, 2012. The balance of the note of $2,540 was purchased by Star City Capital LLC on December 12. 2012.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $9,500 was drawn against the note on June 12, 2012. The draw was due September 30, 2012 and was discounted by the value of its beneficial conversion feature of $4,222, which has been fully accreted as interest expense for the year ended December 31, 2012. Interest of $143 has been accrued for the year ended December 31, 2012. The balance of the note of $9,643 was purchased by Star City Capital LLC on December 12. 2012.

On November 2, 2011, the Company entered into an unsecured convertible promissory note agreement with Bulldog Insurance. The notes issued pursuant to the agreement bear interest at 8% per annum, are generally due 6 months after issuance, and are convertible at a 35% discount to the market price of the average closing prices of the previous 3 closing days prior to the conversion date. $3,700 was drawn against the note on July 17, 2012. The draw was due March 31, 2013 and was discounted by the value of its beneficial conversion feature of $1,423, which has been fully accreted as interest expense for the year ended December 31, 2012. Interest of $39 has been accrued for the year ended December 31, 2012. The balance of the note of $3,739 was purchased by Star City Capital LLC on December 12. 2012.

On August 21, 2012, Bulldog Insurance transferred $25,000 of the $164,150 note payable to Bulldog Insurance to Magna Group, LLC per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Bulldog Insurance with a new note to Magna Group, LLC which bears interest at 12% per annum and due August 21, 2013. The note was discounted by the value of its beneficial conversion feature of $12,500, which has been fully accreted as interest expense for the year ended December 31, 2012. During the year ended December 31, 2012, the entire note of $25,000 was converted to 13,630 shares of common stock.

On August 21, 2012, Bulldog Insurance transferred $40,000 of the $164,150 note payable to Bulldog Insurance to Southridge Partners II LP per a Securities Transfer Agreement between the two parties. The Company exchanged the original note to Bulldog Insurance with a new note to Southridge Partners II LP which bears interest at 12% per annum and due August 21, 2013. The note was discounted by the value of its beneficial conversion feature of $17,143, which has been fully accreted as interest expense for the year ended December 31, 2012. During the year ended December 31, 2012, the entire note of $40,000 was converted to 220,485 shares of common stock.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

Note 5 – Loans Payable (Continued)

On October 23, 2012, Southridge Partners II LP entered into an agreement to purchase $57,396 of the note payable to Azfar Haque. The Company exchanged the original note to Mr. Haque with a new note to Southridge which bears interest at 8% per annum and due June 30, 2013. The note was discounted by the value of its beneficial conversion feature of $57,396, which has been fully accreted as interest expense for the year ended December 31, 2012. During the year ended December 31, 2012, the entire note balance of $57,396 was converted to 1,133,407 shares of common stock.

On December 3, 2012, Star City Capital LLC entered into an agreement to purchase $17,650 of a note payable to First Trust Management. The Company exchanged the original note to First Trust Management with a new note to Star City which bears interest at 7% per annum and due on demand. The note was discounted by the value of its beneficial conversion feature of $17,650, which has been fully accreted as interest expense for the year ended December 31, 2012. During the year ended December 31, 2012, the entire note balance of $17,650 was converted to 353,006 shares of common stock.

Note 6 – Related Parties

Loans payable – related parties at December 31, 2012 and 2011 consist of the following:

	2012	2011
Unsecured non-interest bearing note payable, due on demand, to Frank Russo, a Director of the Company. During the year ended December 31, 2012, $5,000 was paid on the note and $50,000 of the note balance was converted to Series A preferred stock.	$354,979	$409,979
Unsecured note payable to Edward Eppel, a Director of the Company, which bears interest at 10% per annum and is due on demand. During the year ended December 31, 2012, $20,000 of the note was converted to Series A preferred stock. Accrued interest is equal to $31,374 and $15,763, respectively.	184,930	189,319
Unsecured non-interest bearing note payable, due on demand, to Anis Sherali, a Director of the Company. During the year ended December 31, 2012, Mr. Sherali loaned an additional $56,500 to the Company and converted the entire note balance of $87,500 Series A preferred stock.	–	31,000
Total	$539,909	$630,298

Frank Russo, a Director of the Company, is a holder of an unsecured non-interest bearing note of the Company.  At December 31, 2010, $422,006 was due to Mr. Russo.  The Company repaid $5,000 and $12,027 to Mr. Russo during the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2011, the Company converted $125,000 of accrued salaries due to Mr. Russo into 1,375,000 shares of Series A preferred stock. During the year ended December 31, 2012, the Company converted $50,000 of the note to 13,750,000 shares of Series A preferred stock and $10,000 of accrued board compensation due to Mr. Russo into 102,041 shares of Series A preferred stock. Additionally, during the year ended December 31, 2012, Mr. Russo converted 6,922,685 shares of common stock owned by him into 346,134 shares of Series A preferred stock.

Edward Eppel, a Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum. At December 31, 2010, $173,256 was due to Mr. Eppel.  The Company borrowed $0 and $299 from Mr. Eppel during the years ended December 31, 2012 and 2011, respectively.  $15,611 and $15,763 of interest was accrued and included in the loan balance for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, the Company converted $20,000 of the note to 2,500,000 shares of Series A preferred stock and $10,000 of accrued board compensation due to Mr. Eppel into 102,041 shares of series A preferred stock.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

Note 6 – Related Parties (Continued)

During the year ended December 31, 2011, the Company borrowed $195,000 from Mr. Anis Sherali, a Director of the Company, and issued a non-interest bearing note. Also during the year ended December 31, 2011, the Company converted $127,000 of the note and issued 26,011 shares of common stock and converted $37,000 of the note and issued 462,500 shares of Series A preferred stock to Mr. Sherali. During the year ended December 31, 2012, the Company borrowed an additional $56,500 from Mr. Sherali and converted the $87,500 balance of the note and issued 2,592,898 shares of Series A preferred stock to Mr. Sherali. During the year ended December 31, 2012, Mr. Sherali purchased 19,905,075 shares of the Company’s Series A preferred stock for $150,500 and the Company converted $10,000 of accrued board compensation due to Mr. Sherali into 102,041 shares of Series A Preferred stock. Additionally, during the year ended December 31, 2012, Mr. Sherali purchased 533,333 shares of common stock for $40,000 and converted 64,842 shares of common stock owned by him into 1,621,047 shares of Series A preferred stock.

Kayode Aladesuyi, the Company’s Chairman, Chief Executive Officer, and President, was the holder of an unsecured non-interest bearing note of the Company. At December 31, 2010, the outstanding balance on the note was $18,456. During the year ended December 31, 2011, the Company borrowed $10,619 from and repaid $29,075 to Mr. Aladesuyi. The balance of the note at December 31, 2012 and 2011 is $0.

The Company issued 8,000 shares of its common stock to Mr. Aladesuyi for services during the years ended December 31, 2011, converted $230,000 of accrued salaries due to Mr. Aladesuyi to 65,714 shares of common stock, and converted $600,000 of accrued salaries due to Mr. Aladesuyi to 4,285,714 shares of Series A preferred stock. During the year ended December 31, 2012, the Company converted $10,000 of accrued board compensation due to Mr. Aladesuyi into 102,041 shares of Series A preferred stock, issued 14,583,333 shares of Series A preferred stock as a bonus award to Mr. Aladesuyi and issued 32,500,000 shares of Series A preferred stock in conversion of $110,000 of accrued compensation.

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

On August 5, 2012, the Company entered into a license agreement with Web Asset, LLC (“Web Asset”) for the rights to use certain social media concept and idea created by Mr. Kayode Aladesuyi. Mr. Aladesuyi is the managing member of Web Asset. The license agreement calls for royalty payments of 49% of the revenues earned by the Company in its use of the social media concept after the Company has earned its first $2,000,000 of revenue, payable quarterly. In addition, the Company is required to pay to Web Asset a one-time fee of $150,000. $85,327 of the one-time fee has been paid during the year ended December 31, 2012 leaving a balance due of $64,673.

Andrea Sousa, Comptroller of the Company, is the wife of Kayode Aladesuyi. On January 12, 2012 the Company issued 7,500,000 shares of the Company’s common stock in exchange of salaries payable to Ms. Rocha of $22,500.

During the year ended December 31, 2012, Mr. Aladesuyi, his five children, and BBGN&K converted a combined 46,027,281 shares of common stock owned by them into 2,301,363 shares of Series A preferred stock.

During the year ended December 31, 2012, Ms. Sousa converted 1,119,436 shares of common stock owned by her into 55,971 shares of Series A preferred stock.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

Note 7 – Amounts Payable in Common Stock and Derivative Liability

During the year ended December 31, 2012, Ironridge Global IV, Ltd. (“Ironridge”) purchased $826,367 of accounts payable and $241,978 of loans payable, for a total of $1,068,345, from certain creditors of the Company. On April 20, 2012, the Superior Court of the State of California for the County of Los Angeles, Central District approved a Stipulation for Settlement of Claims (the “Settlement of Claims”) in the favor of Ironridge. The Settlement of Claims calls for the amount to be paid by issuance of the Company’s common stock. The number of shares of the common stock is to be calculated based on the volume weighted average price (“VWAP”) of the common stock over the calculation period, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the calculation period, less a discount of 35%. The calculation period is defined as the period from the approval of the Settlement of Claims until the settlement is completed.

As the terms of the settlement include issuing common stock at a 35% discount to the conversion price, a derivative liability for the discount was established at the time of the Settlement of Claims of $575,263, which was charged to operations during the year ended December 31, 2012 as a loss on conversion of debt. The derivative liability is revalued at the end of each reporting period with any change in the liability being charged to operations. For the year ended December 31, 2012, the change in derivative liability of $12,099 has been expensed.

As common stock is issued in installments on the settlement, the Amounts Payable in Common Stock and the Derivative Liability will be reduced accordingly. During the year ended December 31, 2012, 1,610,400 shares of common stock, with a market value of $1,201,930, were issued to Ironridge in settlement of $773,390 of the liability, resulting in the reduction of the derivative liability of $416,441.

Note 8 – Stockholders’ Deficit

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

On December 1, 2012 the Company’s Board of Directors elected to increase the Company’s authorized Series A preferred stock to 400,000,000 shares, par value $0.001 per share.

Preferred Stock Issued for Cash

During the year ended December 31, 2012, the Company issued 21,256,384 shares of Series A preferred stock in private placements for a total of $197,900 ($0.0093 per share average). During the year ended December 31, 2011, the Company issued 37,500 shares of Series A preferred stock in private placements for a total of $5,000 ($0.133 per share).

Preferred Stock Issued for Subscriptions

During the year ended December 31, 2012, the Company issued 1,500 shares of series B preferred stock in a private placement for a total of $1,500,000 ($1,000 per share). During the year ended December 31, 2012, $344,002 of the subscription receivable was received in cash.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

Note 8 – Stockholders’ Deficit (Continued)

Preferred Stock Issued in Conversion of Debt

During the year ended December 31, 2012, the Company issued 18,842,898 shares of Series A preferred stock in the conversion of $157,500 of notes payable to related parties (see Note 6 – Related Parties) and 1,000,000 shares of Series A Preferred in the conversion of $57,000 of notes payable to unrelated parties (see Note 5 – Loans Payable).

During the year ended December 31, 2011, the Company issued 4,285,714 shares of its Series A preferred stock to Mr. Aladesuyi in conversion of $600,000 of accrued compensation due him. During the year ended December 31, 2011, the Company issued 1,428,572 shares of its Series A preferred stock to Mr. Aladesuyi as payment of an initial license fee. During the year ended December 31, 2011, the Company issued 1,375,000 shares of its Series A preferred stock to Mr. Russo in conversion of $125,000 of accrued compensation due him (see Note 7 – Related Parties).

On December 8, 2011, the Company issued 462,500 shares of its Series A preferred stock to Mr. Sherali in conversion of a note payable (see Note 7 – Related Parties).

Preferred Stock Issued for Services

During the year ended December 31, 2012, the Company converted $40,000 of accrued compensation to its board of directors to 408,164 shares of Series A preferred stock and issued 14,583,333 and 32,500,000 shares of Series A preferred stock to its Chief Executive Officer as a bonus award and in conversion of accrued compensation, respectively, (see Note 6 – Related Parties), issued 607,487 shares of Series A preferred stock to an unrelated party for services at the fair value of the services rendered of $45,000, and issued 613 shares of Series B preferred stock to an unrelated party for services at the fair value of the services rendered of $125,000.

During the year ended December 31, 2011, the Company issued 424,527 shares of Series A preferred stock to an unrelated party for services, at an average price of $0.106 per share based on the fair value of the services provided.

Preferred Stock Issued in Conversion of Common Stock

During the year ended December 31, 2012, the Company issued 4,324,515 shares of Series A preferred stock to related parties for the conversion and return of 172,981 shares of common stock and issued 372,000 shares of Series A preferred stock to unrelated parties for the conversion and return of 14,880 shares of common stock.

Common Stock Issued for Cash

During the year ended December 31, 2012, the Company issued 833,833 shares of common stock in private placements for a total of $56,000 ($0.07 per share). During the year ended December 31, 2011, the Company issued 33,777 shares of common stock in private placements for a total of $186,200 ($5.51 per share).

Common Stock Issued in Conversion of Debt

During the year ended December 31, 2012, the Company issued 3,693,754 shares of common stock in the conversion of $875,433 of notes payable to unrelated parties (see Note 5 – Loans Payable). During the year ended December 31, 2011, the Company issued 27,169 shares of common stock in the conversion of $394,619 of notes payable to unrelated parties

During the year ended December 31, 2012, the Company issued 1,610,400 shares of common stock, with a fair value of $1,201,930, to Ironridge in settlement of $773,390 of amounts payable in common stock (see Note 7 – Amounts Payable in Common Stock and Derivative Liability).

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

Note 8 – Stockholders’ Deficit (Continued)

Common Stock Issued for Services

During the year ended December 31, 2012, the Company issued 29,638 shares of common stock to unrelated parties for services of $82,205, or an average price of $2.77 per share based on the fair value of the shares at the time of issuance.  25,638 of these shares were issued under the 2010 Stock Incentive Plan (“2010 Plan”) dated September 17, 2010. As of December 31, 2012, 460 shares remain unissued under the 2010 Plan. During the year ended December 31, 2011, the Company issued 29,437 shares of common stock to unrelated parties for services of $294,373, or an average price of $10.00 per share based on the fair value of the shares at the time of issuance.

During the year ended December 31, 2012, the Company converted $22,500 of accrued salaries due to Ms. Rocha to 15,000 shares of common stock, at a price of $0.042 per share based on the fair value of the shares at the time of issuance (see Note 6 – Related Parties). During the year ended December 31, 2011, the Company converted $230,000 of accrued salaries due to Mr. Aladesuyi to 65,714 shares of common stock, at a price of $3.50 per share based on the fair value of the shares at the time of issuance (see Note 6 – Related Parties).

The Company’s Board of Directors unanimously agreed to grant 4,000 shares to Mr. Kayode Aladesuyi, the Company’s Chief Executive Officer and Chairman, under the 2010 Plan, in lieu of unpaid salary of $87,500 out of an accrued aggregate of $175,000. Mr. Aladesuyi declined the acceptance of the shares and, accordingly, the issuance was cancelled.

During the year ended December 31, 2012, the Company issued 1,200 shares of common stock to an unrelated party for an incentive to enter into a loan agreement, at an average price of $1.80 per share based on the fair value of the shares at the time of issuance (see Note 5 – Loans Payable).

During the year ended December 31, 2011, the Company issued 714 shares to an unrelated party for conversion of an outstanding accounts payable of $2,500, at a price of $3.50 per share based on the market value of the shares at the time of issuance.

Common Stock Issued in Conversion of Preferred Stock

During the year ended December 31, 2012, the Company issued 622,566 shares of common stock and 56 shares of Series B preferred stock to an unrelated parties for the conversion and return of 1,046,739 shares of Series A preferred stock.

Note 9 – Income Taxes

No provisions were made for income taxes for the years ended December 31, 2012 and 2011 as the Company had cumulative operating losses.  For the years ended December 31, 2012 and 2011, the Company incurred net losses for tax purposes of $5,849,322 and $2,330,505, respectively.  The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	December 31,
	2012	2011
Deferred income tax assets:
Net operating loss carry forwards	$6,693,900	$4,705,130
Valuation allowance	(6,693,900)	(4,705,130)
Net deferred income tax assets	$–	$–

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

Note 9 – Income Taxes (Continued)

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $1,988,770 and $792,310 for the years ended December 31, 2012 and 2011, respectively.

The Company has a net operating loss carryover of $19,687,933 at December 31, 2012 to offset future income tax.  The net operating losses expire as follows:

December 31,
2024	$1,152,418
2025	1,917,800
2026	1,663,944
2027	1,475,037
2028	1,216,483
2029	1,473,225
2030	2,609,399
2031	2,330,305
2032	5,849,322
$19,687,933

Note 10 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities in Marietta, Georgia. The term of the lease is 66 months with escalating lease payments beginning at $2,163 per month. At December 31, 2012, future minimum lease payments under the lease are as follows:

2013	26,735
2014	27,550
2015	28,366
2016	29,219
2017	15,054

$126,924

Rent expense was $23,186 and $65,369 for the years ended December 31, 2012 and 2011, respectively.

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

December 31, 2012

Note 10 – Commitments and Contingencies (Continued)

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

Note 11 – Subsequent Events

On January 2, 2013, the Company issued 3,000,000 shares of its Series A preferred stock to a related party for $9,000 in cash.

On January 4, 2013, the Company issued a $15,000 unsecured convertible promissory note to Bulldog Insurance. The note bears interest at 5% per annum, is due July 4, 2013, and is convertible at a 30% discount to the average closing prices during the three day period prior to the conversion date.

On January 6, 2013, the Company issued 6,250,000 shares of its Series A preferred stock to an unrelated party for $25,000 in cash.

On January 6, 2013, the Company issued 5,000,000 shares of its Series A preferred stock to an unrelated party for $20,000 in cash.

On January 11, 2013, the Company issued 311,000 shares of its common stock to Southridge partners II LP in conversion of 12,958 shares of Series A preferred stock.

On January 15, 2013, the Company issued 212,075 shares of its common stock in conversion of loans payable in the amount of $2,000.

On January 17, 2013, the Company issued 833,333 shares of its Series A preferred stock to a related party for $2,500 in cash.

On January 17, 2013, the Company issued 1,250,000 shares of its Series A preferred stock to an unrelated party for $2,500 in cash.

On January 17, 2013, the Company issued 700,000 shares of the Company’s common stock to Ironridge in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof. The shares issued to Ironridge were issued pursuant to a Stipulation for Settlement of Claims (the “Stipulation”) filed by the Company and Ironridge in the Superior Court for the State of California, County of Los Angeles (Case No. BC481395) on April 20, 2012 in settlement of claims purchased by Ironridge from certain creditors of the Company.

On January 22, 2013, the Company issued 1,250,000 shares of its Series A preferred stock to an unrelated party for $2,500 in cash.

On January 23, 2013, the Company issued 278,000 shares of its common stock to Southridge partners II LP in conversion of 11,583 shares of Series A preferred stock.

On January 24, 2013, the Company issued 500,000 shares of its Series A preferred stock to a related party for $1,500 in cash.

On January 27, 2013, the Company issued 2,500,000 shares of its Series A preferred stock to an unrelated party for $5,000 in cash.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

Note 11 – Subsequent Events (Continued)

On January 30, 2013, the Company issued a $32,500 unsecured convertible promissory note to Asher Enterprises, Inc. The note bears interest at 8% per annum, is due November 1, 2013, and is convertible at a 49% discount to the average of the three lowest closing prices during the ten day period prior to the conversion date.

On February 14, 2013, the Company issued 1,250,000 shares of its Series A preferred stock to an unrelated party for $2,500 in cash.

On February 25, 2013, the Company issued 1,000,000 shares of its Series A preferred stock to an unrelated party for $7,500 in cash.

On February 25, 2013, the Company issued 5,000,000 shares of its Series A preferred stock to a related party for $10,000 in cash.

On February 25, 2013, the Company issued 15,000,000 shares of its Series A preferred stock to a related party for $30,000 in cash.

On February 25, 2013, the Company issued 2,500,000 shares of its Series A preferred stock to a related party for $5,000 in cash.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

