Form 10-Q
period 2013-03-31
EAST COAST DIVERSIFIED CORP
filed 2013-05-20
CIK 1256540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2012, the issuer had 14,019,124 shares of its Common Stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets
Cash	$192	$–
Accounts receivable, net	199,928	200,040
Inventory	105,195	108,777
Prepaid license fees	200,000	200,000
Prepaid expenses	10,256	15,818
Assets attributable to disputed subsidiary	107,271	107,271
Total current assets	622,842	631,906

Property and equipment, net	6,105	7,401

Other assets
Capitalized research and development costs, net	–	–
Prepaid license fees	75,000	87,500
Escrow deposits	–	–
Security deposits	20,000	20,000
Total other assets	95,000	107,500

Total assets	$723,947	$746,807

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$12,219	$6,028
Loans payable, current	598,001	404,761
Loans payable - related party, current	550,059	539,909
Due to related party	15,930	64,673
Accounts payable and accrued expenses	560,990	508,940
Accrued payroll and related liabilities	2,066,661	1,938,279
Liabilities attributable to disputed subsidiary	11,116	11,116
Total current liabilities	3,814,976	3,473,706

Other liabilities
Loans payable, non-current	–	–

Total liabilities	3,814,976	3,473,706

Commitments and contingencies:
Contingent acquisition liabilities	1,083,867	1,104,973

Amounts payable in common stock	272,205	294,955

Derivative liability	146,572	158,822

Stockholders' deficit
Preferred stock, $0.001 par value, 400,000,000 and 20,000,000 shares authorized:
Series A preferred stock, 97,298,795 and 103,361,855 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	97,299	103,362
Series B preferred stock, 2,169 and 2,169 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2	2
Common stock, $0.001 par value, 5,900,000,000 and 5,900,000,000 shares authorized, 9,034,549 and 7,198,321 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	9,035	7,198
Additional paid-in capital	16,085,585	15,930,510
Preferred stock issuable	293,500	–
Preferred stock subscriptions receivable	(1,154,998)	(1,155,998)
Accumulated deficit	(19,559,460)	(18,812,108)
Total East Coast Diversified stockholders' deficit	(4,229,037)	(3,927,034)
Noncontrolling interest	(364,636)	(358,615)
Total stockholders' deficit	(4,593,673)	(4,285,649)

Total liabilities and stockholders' deficit	$723,947	$746,807

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2013	2012
Revenues:
Product sales	$38,913	$147,932
Consulting and development	–	151,920
User fees	4,421	12,462
Total revenues	43,334	312,314

Operating Expenses
Cost of revenues:
Product sales	23,060	80,926
Consulting and development	–	–
User fees	6,818	16,335
Selling, general and administative expense	562,572	642,206
Total operating expenses	592,450	739,467

Loss from operations	(549,116)	(427,153)

Other income (expense)
Other income	–	1,383
Interest expense	(204,257)	(308,133)
Total other income (expense)	(204,257)	(306,750)

Net loss	(753,373)	(733,903)
Net loss attributable to noncontrolling interests	6,021	4,460

Net loss from non-disputed operations	(747,352)	(729,443)
Net income (loss) from disputed subsidiary	–	(10,542)

Net loss attributable to East Coast Diversified Corporation	$(747,352)	$(739,985)

Net loss per share - basic and diluted	$(0.09)	$(0.95)

Weighted average number of shares outstanding during the period - basic and diluted	8,487,435	776,023

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(747,352)	$(739,985)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(6,021)	(14,589)
Depreciation and amortization	1,296	7,641
Amortization of intangibles of disputed subsidiary	–	38,250
Issuance of loan payable for consulting services	78,922	30,000
Stock issued for services and compensation	–	131,760
Amortization of prepaid license fee	12,500	12,500
Amortization of payment redemption premium as interest	–	6,334
Gain on recovery of redemption premiums	–	(17,625)
Accretion of beneficial conversion feature on convertible notes payable as interest	185,773	292,529
Accretion of stock discounts to convertible notes payable as interest	–	1,080
Interest accrued on loans payable	18,438	28,474
Changes in operating assets and liabilities:
Accounts receivable, net	112	(334,578)
Inventory	3,582	(1,480)
Prepaid expenses	5,562	–
Security deposits	–	(16,517)
Due to related party	(48,743)	–
Accounts payable and accrued expenses	52,050	62,751
Accrued payroll and related liabilities	188,882	52,172
Net cash used in operating activities	(254,999)	(461,283)

Cash flows from investing activities:
Net cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from issuance of common stock	–	1,000
Repurchase of common stock	(5,000)	–
Proceeds from issuance of preferred stock	–	5,000
Proceeds from preferred stock subscriptions	185,000	–
Bank overdraft, net	6,191	(4,954)
Proceeds from loans payable	47,500	391,226
Proceeds from loans payable - related party	21,500	56,500
Repayments of loans payable	–	(3,100)
Net cash from financing activities	255,191	445,672

Net increase (decrease) in cash	192	(15,611)

Cash at beginning of period	–	53,519

Cash at end of period	$192	$37,908

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2013	2012
Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$1,383

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:

Issuance of 548,728 and 493,069 shares of common stock in conversion of loans payable	$17,169	$371,671

Issuance of 200,000 shares of series A preferred stock in conversion of loans payable	$–	$17,000

Issuance of 2,030,381 shares of series A preferred stock in conversion of loans payable - related party	$–	$67,000

Payment redemption premiums on convertible notes payable	$–	$10,000
	$35,000	$–
Issuance of 700,000 shares of common stock in settlement of loans and accounts payable converted to Amounts payable in common stock 95,237,035 shares of Series A preferred stock to be issued under stock subscriptions	$293,500	$–

Beneficial conversion feature of convertible notes payable	$116,574	$532,121

Discount for stock issued in connection with issuance of note payable	$–	$2,160

Issuance of 714 shares of common stock in conversion of accounts payable	$–	$2,500

Issuance of 15,000 shares of common stock in conversion of accrued salaries	$–	$22,500

Issuance of 408,164 shares of series A preferred stock in conversion of accrued salaries	$–	$40,000

Reduction of acquisition liabilities due to conversion of 34,358 shares of Series A preferred stock to 589,000 shares of common stock	$21,106	$–

See accompanying notes to consolidated financial statements.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013

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

On December 31, 2012, the Company acquired 1,800,000 additional shares of EarthSearch from a non-controlling shareholder in exchange for 439,024 shares of the Company's common stock. As of December 31, 2012, the Company owns 94.66% of the issued and outstanding stock of EarthSearch.

On October 23, 2011, the Company entered into a Share Exchange Agreement (the “RP Share Exchange Agreement”) with Rogue Paper, Inc., a California corporation (“Rogue Paper”), and shareholders of Rogue Paper (the “Rogue Paper Holders”). Rogue Paper is headquartered in San Francisco, California and is a developer of mobile and branded applications for major media enterprises. The Company acquired fifty-one percent (51%) of the issued and outstanding common stock of Rogue Paper in exchange for 2,500,000 shares of the Company’s Series A convertible preferred stock (the “Series A Preferred”).

Pursuant to the RP Share Exchange Agreement, no sooner than twelve months from the Effective Date, the Series A Preferred shares shall be convertible, at the option of the holder of such shares, into an aggregate of fifty million shares of the Company’s common stock, par value $0.001 per share. Beginning sixth months from the Effective Date, both the Company and holders of the Series A Preferred shares shall have the option to redeem any portion of such holders’ Series A Preferred shares, for cash, at a price of sixty cents ($0.60) per share. Additionally, commencing twenty-four (24) months from the Effective Date, the holders of the remaining, unsold shares of Rogue Paper common stock may require the Company to redeem such shares, for cash, at a price of three cents ($0.03) per share.

On January, 12, 2012, StudentConnect Inc., a Georgia corporation, was formed as a subsidiary of the Company.

On July, 4, 2012, WetWinds Inc., a Georgia corporation, was formed as a subsidiary of the Company.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013

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

These unaudited consolidated financial statements should be read in conjunction with our 2012 annual consolidated financial statements included in our annual report on Form 10-K, filed with the SEC on April 16, 2013.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $19,559,460 at March 31, 2013, a net loss and net cash used in operations of $747,352 and $254,999, respectively, for the three months ended March 31, 2013.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate revenues, and continue to raise additional investment capital.  No assurance can be given that the Company will be successful in these efforts.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Going Concern (Continued)

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

Concentration of Credit Risk

The Company grants unsecured credit to commercial and governmental customers in the United States and abroad. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. As of March 31, 2013 and December 31, 2012, two customers account for 79% of the total accounts receivable.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense was $nil and $nil for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $604,735.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure to its customers.

Note 2 – Disputed Subsidiary

During the fourth quarter of 2012, the management of Rogue Paper effectively shut-down operations, denied the Company access to financial records, refused to participate in shareholder or management meetings and all members of Rogue management resigned January 25, 2013. No legal action has been taken by either Rogue Paper or the Company. As current financial records are not available since September 30, 2012, the Company has treated the balance sheets and results of operations of Rogue Paper as of and for the periods ended March 31, 2013 and December 31, 2012 in the same manner as a discontinued operation.

The following table shows the results of Rogue Paper included in the income (loss) from disputed subsidiary:

	Three Months Ended March 31,
	2013	2012

Revenue	$–	$138,180

Operating expenses:
Cost of revenue	–	47,100
Selling, general and administrative expenses	–	111,755
Amortization of intangible assets	–	–
Total operating expenses	–	158,855

Income (loss) from disputed subsidiary	–	(20,675)

Other expenses:
Other income	–	(4)
Impairment of intangible assets	–	–
Impairment of goodwill	–	–

Net income (loss) from loss from disputed subsidiary	$–	$(20,671)

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 2 – Disputed Subsidiary (Continued)

The major classes of assets and liabilities of disputed subsidiary on the balance sheet are as follows:

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$70,951	$70,951
Accounts receivable	27,480	27,480
Prepaid expenses	1,000	1,000
Total current assets	99,431	99,431

Property and equipment, net	7,840	7,840

Total assets of discontinued operations	$107,271	$107,271

LIABILITIES
Current liabilities:
Accounts payable	$11,116	$11,116

Total liabilities of discontinued operations	$11,116	$11,116

Note 3 – Loans Payable

Loans payable at March 31, 2013 and December 31, 2012 consist of the following:

	March 31,	December 31,
	2013	2012

Unsecured $30,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due October 17, 2012. During the year ended December 31, 2012, $28,000 of the note balance was converted to common stock. During the three months ended March 31, 2013, $2,000 of the note was converted to common stock. Accrued interest is equal to $2.821 and $2,750 at March 31, 2013 and December 31, 2012, respectively. This note is in default at March 31, 2013.	$2,821	$4,750

On February 17, 2012, Panache Capital, LLC entered into an agreement to purchase $50,000 of the note payable to Azfar Haque. The Company exchange the original note to Mr. Haque with a new note to Pananche which bears interest at 10% per annum and due February 17, 2013. During the year ended December 31, 2012, $44,348 of the note was converted to common stock. Accrued interest is equal to $947. This note is in default at March 31, 2013.	6,599	6,438

Unsecured $70,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due October 24 2013. The note is discounted for its unamortized beneficial conversion feature of $19,219 and $27,575 at March 31, 2013 and December 31, 2012, respectively. Accrued interest is equal to $9,628 and $7,309 at March 31, 2013 and December 31, 2012, resepctively.	60,409	49,734

Unsecured $16,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due May 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $1,204 and $4,492 at March 31, 2013 and December 31, 2012. Accrued interest is equal to $1,816 and $1,297 at March 31, 2013 and December 31, 2012, respectively.	16,612	12,805

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 3 – Loans Payable (Continued)

	March 31,	December 31,
	2013	2012

Unsecured $10,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due January 3, 2013. The note is discounted for its unamortized beneficial conversion feature of nil and $535 at March 31, 2013 and December 31, 2012, respectively. Accrued interest is equal to $1,089 and $766 at March 31, 2013 and December 31, 2012, respectively. This note is in default at March 31, 2013.	11,089	10,231

Unsecured $3,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due January 21, 2013. During the three months ended March 31, 2013, the note, including accrued interest of $1,770, was converted to common stock.	–	3,013

Unsecured $12,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due February 5, 2013. The note is discounted for its unamortized beneficial conversion feature of nil and $1,433 at march 31, 2013 and December 31, 2012, respectively. Accrued interest is equal to $1,224 amd $839 at March 31, 2013 and December 31, 2012, respectively. This note is in default at March 31, 2013.	13,224	11,406

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due February 25, 2012. During the year ended December 31, 2012, $12,000 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of nil and $3,092 at March 31, 2013 and December 31, 2012, respectively. Accrued interest is equal to $2,042 and $1,600 at March 31, 2013 and December 31, 2012, respectively. This note is in default at March 31, 2013.	22,542	19,008

Unsecured $5,500 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due March 6, 2013. The note is discounted for its unamortized beneficial conversion feature of nil and $1,099 at March 31, 2013 and December 31, 2012, respectively. Accrued interest is equal to $503 and $328 at March 31, 2013 and December 31, 2012, respectively. This note is in default at March 31, 2013.	6,003	4,729

Unsecured $42,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due April 19, 2013. The note is discounted for its unamortized beneficial conversion feature of $2,332 and $13,379 at March 31, 2013 and December 31, 2012, respectively. Accrued interest is equal to 2,461 and $1,579 at March 31, 2013 and December 31, 2012, respectively.	42,629	30,700

Unsecured $15,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due March 26, 2013. The note is discounted for its unamortized beneficial conversion feature of nil and $3,484 at March 31, 2013 and December 31, 2012, respectively. Accrued interest is equal to 1,268 and $794 at March 31, 2013 and December 31, 2012, respectively. This note is in default at March 31, 2013.	16,268	12,310

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On August 3, 2012, the Company received $18,350, which is due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of nil and $2,741 at March 31, 2013 and December 31, 2012, resepctively. During the year ended December 31, 2012, $516 of the note was purchased by StarCity Capital, LLC. Accrued interest is equal to $609 and $381 at March 31, 2013 and December 31, 2012, respectively. This note is in default at March 31, 2013.	18,443	15,474

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On August 20, 2012, the Company received $10,000, which is due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of nil and $1,514 at March 31, 2013 and December 31, 2012. Accrued interest is equal to $310 and $183 at March 31, 2013 and December 31, 2012, respectively. This note is in default at March 31, 2013.	10,310	8,669

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On August 27, 2012, the Company received $40,000, which is due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of nil and $7,143 at March 31, 2013 and December 31, 2012, respectively. Accrued interest is equal to $1,208 and $699 at March 31, 2013 and December 31, 2012, respectively. This note is in default at March 31, 2013.	41,208	33,556

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 3 – Loans Payable (Continued)

	March 31,	December 31,
	2013	2012

Unsecured $10,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due March 31, 2013. During the three months ended March 31, 2013, the note, including accrued interest of $399, was converted to common stock.	–	8,097

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On September 5, 2012, the Company received $4,100, which is due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of nil and $891 at March 31, 2013 and December 31, 2012, respectively. Accrued interest is equal to $118 and $66 at March 31, 2013 and December 31, 2012, respectively. This note is in default at March 31, 2013.	4,218	3,275

Unsecured $40,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due March 31, 2013. The note is discounted for its unamortized beneficial conversion feature of nil and $6,154 at March 31, 2013 and December 31, 2012, respectively. Accrued interest is equal to $1,744 and $925 at March 31, 2013 and December 31, 2012, respectively. This note is in default at March 31, 2013.	41,744	34,771

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and due June 30, 2013. Accrued interest is equal to $ 605 and $299 at March 31, 2013 and December 31, 2012, respectively.	15,605	15,299

Unsecured $10,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due June 30, 2013. The note is discounted for its unamortized beneficial conversion feature of $3,371 and $6,704 at March 31, 2013 and December 31, 2012, respectively. Accrued interest is equal to $399 and $195 at March 31, 2013 and December 31, 2012, respectively.	7,028	3,491

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On October 24, 2012, the Company received $5,000, which is due May 24, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $546 and $1,456 at March 31, 2013 and December 31, 2012, respectively. Accrued interest is equal to $177 and $75 at March 31, 2013 and December 31, 2012, respectively.	4,631	3,619

Unsecured $39,647 note payable to Azfar Hague, which bears interest at 9% per annum and due April 25, 2013. Accrued interest is equal to $1,562 and $655 at March 31, 2013 and December 31, 2012, respectively.	41,209	40,302

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and due June 30, 2013. Accrued interest is equal to $485 and $181 at March 31, 2013 and December 31, 2012, respectively.	15,485	15,181

Unsecured $7,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due June 30, 2013. The note is discounted for its unamortized beneficial conversion feature of $2,723 and $5,415 at December 31, 2012, respectively. Accrued interest is equal to $223 and $81 at March 31, 2013 and December 31, 2012, respectively.	4,500	1,666

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due August 13, 2013. The note is discounted for its unamortized beneficial conversion feature of $14,959 and $24,932 at March 31, 2013 and December 31, 2012, respectively. Accrued interest is equal to $1,027 and $370 at March 31, 2013 and December 31, 2012, respectively.	18,568	7,938

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On November 15, 2012, the Company received $10,350, which is due May 15, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $1,103 and $3,309 at March 31, 2013 and December 31, 2012. Accrued interest is equal to $240 and $109 at March 31, 2013 and December 31, 2012, respectively.	9,487	7,150

Unsecured $18,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due June 30, 2013. The note is discounted for its unamortized beneficial conversion feature of $7,690 and $15,296 at March 31, 2013 and December 31, 2012, respectively. Accrued interest is equal to $489 and $126 at March 31, 2013 and December 31, 2012, respectively.	10,799	2,830

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 3 – Loans Payable (Continued)

	March 31,	December 31,
	2013	2012

Unsecured $10,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due June 30, 2012. The note is currently in default. The note includes a redemption premium of $2,000 and is discounted for its unamortized beneficial conversion feature of $nil at September 30, 2012. During the nine months ended September 30, 2012, the note balance of $10,000 was converted to common stock. Accrued interest is equal to $226.	–	–

Unsecured $37,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due November 16 2012. The note is discounted for its unamortized beneficial conversion feature of $nil at September 30, 2012. During the nine months ended September 30, 2012, the note balance of $39,000, including accrued interest of $1,500, was converted to common stock.	–	–

Unsecured $30,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due October 17 2012. The note is discounted for its unamortized beneficial conversion feature of $856 at September 30, 2012. During the nine months ended September 30, 2012, $15,000 of the note balance was converted to common stock. Accrued interest is equal to $2,229.	16,373	–

On February 17, 2012, Panache Capital, LLC entered into an agreement to purchase $50,000 of the note payable to Azfar Haque. The Company exchange the original note to Mr. Haque with a new note to Pananche which bears interest at 10% per annum and due February 17, 2013. During the nine months ended September 30, 2012, $44,348 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $nil at September 30, 2012. Accrued interest is equal to $628.	6,280	–

In February 2012, Magna Group, LLC entered into two agreements to purchase a total of $275,000 of the note payable to Azfar Haque. The Company exchanged the original note to Mr. Haque with new notes to Magna which bear interest at 12% per annum and due February 24, 2013. During the nine months ended September 30, 2012, the entire note balance, including accrued interest of $600, totaling $275,600 was converted to common stock.	–	–

Unsecured $16,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due May 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $7,853 at September 30, 2012. Accrued interest is equal to $789.	8,936

Unsecured $10,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due January 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $3,607 at September 30, 2012. Accrued interest is equal to $450.	6,843

Unsecured $3,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due January 21, 2013. The note is discounted for its unamortized beneficial conversion feature of $1,137 at September 30, 2012. Accrued interest is equal to $130.	1,993

Unsecured $12,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due February 5, 2013. The note is discounted for its unamortized beneficial conversion feature of $5,094 at September 30, 2012. Accrued interest is equal to $462.	7,368

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 3 – Loans Payable (Continued)

	March 31,	December 31,
	2013	2012

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due February 25, 2013. The note is discounted for its unamortized beneficial conversion feature of $12,749 at September 30, 2012. Accrued interest is equal to $926.	20,677	–

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On May 10, 2012, the Company received $3,200, which is due September 30, 2012. The note is currently in default. The draw on the note is discounted for its unamortized beneficial conversion feature of $nil at September 30, 2012. Accrued interest is equal to $62.	3,262	–

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On June 7, 2012, the Company received $2,500, which is due September 30, 2012. The note is currently in default. The draw on the note is discounted for its unamortized beneficial conversion feature of $nil at September 30, 2012. Accrued interest is equal to $40.	2,540	–

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On June 12, 2012, the Company received $9,500, which is due September 30, 2012. The note is currently in default. The draw on the note is discounted for its unamortized beneficial conversion feature of $nil at September 30, 2012. Accrued interest is equal to $143.	9,643	–

Unsecured $5,500 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due March 6, 2013. The note is discounted for its unamortized beneficial conversion feature of $2,654 at September 30, 2012. Accrued interest is equal to $157.	3,003	–

Unsecured $42,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due April 19, 2013. The note is discounted for its unamortized beneficial conversion feature of $24,671 at September 30, 2012. Accrued interest is equal to $708.	18,537	–

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On July 17, 2012, the Company received $3,700, which is due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $1,004 at September 30, 2012. Accrued interest is equal to $39.	2,735	–

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 3 – Loans Payable (Continued)

	March 31,	December 31,
	2013	2012

Unsecured $9,000 convertible note payable to Star City Capital LLC, which bears interest at 12% per annum and due December 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $6,025 and $8,220 at March 31, 2013 and December 31, 2012, respectively. Accrued interest is equal to $355 and $83 at March 31, 2013 and December 31, 2012, respectively.	3,330	863

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and due June 30, 2013. Accrued interest is equal to $401 and $99 at March 31, 2013 and December 31, 2012, respectively.	15,401	15,099

Unsecured $25,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due June 30, 2013. The note is discounted for its unamortized beneficial conversion feature of $11,375 and $22,625 at March 31, 2013 and December 31, 2012, respectively. Accrued interest is equal to $606 and $104 at March 31, 2013 and December 31, 2012, respectively.	14,231	2,479

On December 12, 2012, Star City Capital LLC entered into an agreement to purchase $19,700 of a note payable to Bulldog Insurance. The note bears interest at 8% per annum and is due on demand. Accrued interest is equal to $298 and $51 at March 31, 2013 and December 31, 2012, respectively.	19,998	19,751

Unsecured $7,500 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due June 30, 2013. The note is discounted for its unamortized beneficial conversion feature of $3,710 and $7,378 at March 31, 2013 and December 31, 2012, respectively. Accrued interest is equal to $155 and $5 at March 31, 2013 and December 31, 2012, respectively.	3,945	127

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On January 4, 2013, the Company received $15,000, which is due July 4, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of 3,374 at March 31, 2013. Accrued interest is equal to $177.	11,803	–

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due November 1, 2013. The note is discounted for its unamortized beneficial conversion feature of $24,412 at March 31, 2013. Accrued interest is equal to $385.	8,473	–

Unsecured $35,000 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $207.	35,207	–

Unsecured $43,922 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $260.	44,182	–

Total Loans Payable	$598,001	$404,761

The Company accrued interest expense of $14,788 and $126,284 for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively, on the above loans.  Accrued interest is included in the loan balances.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 3 – Loans Payable (Continued)

The Company borrowed $676,076 and $851,711 during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. The Company made payments of $12,600 and $12,600 on the loans during the three months ended March 31, 2013 and the year ended December 31, 2012. During the three months ended March 31, 2013, the Company converted $17,169 of loans payable into 548,728 shares of the Company’s common stock. During the year ended December 31, 2012, the Company converted $875,433 of loans payable into 3,693,754 shares of the Company’s common stock and $57,000 of loans payable into 1,000,000 shares of the Company’s Series A preferred stock.

Note 4 – Related Parties

Loans payable – related parties at March 31, 2013 and December 31, 2012 consist of the following:

	March 31,	December 31,
	2013	2012

Unsecured non-interest bearing note payable, due on demand, to Frank Russo, a Director of the Company. During the three months ended March 31, 2013, $10,000 of the note balance was converted to Series A preferred stock issuable.	$344,979	$354,979

Unsecured note payable to Edward Eppel, a Director of the Company, which bears interest at 10% per annum and is due on demand. During the three months ended March 31, 2013, $5,000 of the note was converted to Series A preferred stock issuable. Accrued interest is equal to $35,024 and $31,374, respectively.	205,080	184,930

Total	$550,059	$539,909

Frank Russo, a Director of the Company, is a holder of an unsecured non-interest bearing note of the Company.  At December 31, 2012, $354,979 was due to Mr. Russo.  During the three months ended March 31, 2013, the Company converted $10,000 of the note into 5,000,000 shares of Series A preferred stock to be issued.

Edward Eppel, a Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum. At December 31, 2012, $184,930 was due to Mr. Eppel.  The Company borrowed $21,500 from Mr. Eppel during the three months ended March 31, 2013.  $3,650 of interest was accrued and included in the loan balance for the three months ended March 31, 2013. During the three months ended March 31, 2013, the Company converted $5,000 of the note into 2,500,000 shares of series A preferred stock to be issued.

During the three months ended March 31, 2013, Mr. Anis Sherali, a Director of the Company, purchased 14,862,035 shares of the Company’s Series A preferred stock to be issued for $55,500.

The Company converted $30,000 of accrued salaries due to Mr. Kayode Aladesuyi, the Chief Executive Officer and Director of the Company, into 15,000,000 shares of the Company’s series A preferred stock to be issued.

Andrea Sousa, Comptroller of the Company, is the wife of Kayode Aladesuyi. During the three months ended March 31, 2013 the Company converted $20,000 of accrued salaries due to Ms. Rocha into 10,000,000 shares of the Company’s series A preferred stock to be issued.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 5 – Amounts Payable in Common Stock and Derivative Liability

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

As the terms of the settlement include issuing common stock at a 35% discount to the conversion price, a derivative liability for the discount was established at the time of the Settlement of Claims of $575,263, which was charged to operations during the year ended December 31, 2012 as a loss on conversion of debt. The derivative liability is revalued at the end of each reporting period with any change in the liability being charged to operations. For the three months ended march 31, 2013 and the year ended December 31, 2012, the change in derivative liability of $nil and $12,099, respectively, has been expensed.

As common stock is issued in installments on the settlement, the Amounts Payable in Common Stock and the Derivative Liability will be reduced accordingly. During the three months ended March 31, 2013, 700,000 shares of common stock, with a market value of $35,000, were issued to Ironridge in settlement of $22,750 of the liability, resulting in the reduction of the derivative liability of $12,250. During the year ended December 31, 2012, 1,610,400 shares of common stock, with a market value of $1,201,930, were issued to Ironridge in settlement of $773,390 of the liability, resulting in the reduction of the derivative liability of $416,441.

Note 6 – Stockholders’ Deficit

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

On October 19, 2012, the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to increase the Company’s authorized capital stock to 6,000,000,000 shares, par value $0.001 per share, including (i) 5,900,000,000 shares of common stock, par value $0.001 per share and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share.

On May 9, 2013, filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to increase the Company’s authorized shares of preferred stock to 400,000,000 shares, par value $0.001 per share.

Preferred Stock Issuable for Subscriptions

During the three months ended March 31, 2013, the Company entered into subscription agreements for 95,237,035 shares of its Series A preferred stock to be issued for a total of $293,500. $199,000 cash was received for 57,812,035 shares, $15,000 of loans from related parties were converted into 7,500,000 shares, $60,500 of accrued salaries were converted into 27,500,000 shares and $19,000 remains to be received for 2,425,000 shares.

During the year ended December 31, 2012, the Company issued 1,500 shares of series B preferred stock in a private placement for a total of $1,500,000 ($1,000 per share). During the three months ended March 31, 2013, $20,000 of the subscription receivable was received in cash.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 6 – Stockholders’ Deficit (Continued)

Common Stock Purchased for Cash

During the three months ended March 31, 2013, the Company purchased 1,500 shares of its common stock from a shareholder for $5,000 ($3.33 per share).

Common Stock Issued in Conversion of Debt

During the three months ended March 31, 2013, the Company issued 548,728 shares of common stock in the conversion of $17,169 of notes payable to unrelated parties (see Note 3 – Loans Payable).

During the three months ended March 31, 2013, the Company issued 700,000 shares of common stock, with a market value of $35,000, to Ironridge in settlement of $22,750 of amounts payable in common stock (see Note 5 – Amounts Payable in Common Stock and Derivative Liability).

Common Stock Issued in Conversion of Preferred Stock

During the three months ended March 31, 2013, the Company issued 589,000 shares of common stock to unrelated parties for the conversion and return of 34,358 shares of Series A preferred stock resulting in a reduction in the acquisition liability related to the RP Share Exchange Agreement with the shareholders of Rogue Paper of $21,106.

Note 7 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities in Marietta, Georgia. The term of the lease is 66 months with escalating lease payments beginning at $2,163 per month. At March 31, 2013, future minimum lease payments under the lease are as follows:

2013	20,051
2014	27,550
2015	28,366
2016	29,219
2017	15,054

$120,240

Rent expense was $7,852 and $6,905 for the three months ended March 31, 2013 and 2012, respectively.

Acquisition Liabilities

Pursuant to the RP Share Exchange Agreement with Rogue Paper, Inc., commencing three months from October 23, 2011 (the “Execution Date”), both the Company and the holders of the Preferred Shares shall have the option to redeem any portion of such holders Preferred Shares for cash, at a price of sixty cents ($0.60) per share, or $1,075,000.  Commencing twenty four (24) months from the Execution date, holders of the remaining forty-nine percent (49%) of Rogue Paper Common Shares, have the option to have such shares redeemed by the Company for cash, at a price of $0.03 per share, or $29,973.  During the three months ended March 31, 2013, the Company issued 589,000 shares of common stock to unrelated parties for the conversion and return of 34,358 shares of Series A preferred stock resulting in a reduction in the acquisition liability of $21,106.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 7 – Commitments and Contingencies (Continued)

License Agreements

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents. The license agreement calls for royalty payments beginning in 2012 of 8% of EarthSearch’s revenues to be paid quarterly (see Note 4 – Related Parties).

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

Note 8 – Subsequent Events

On April 12, 2013, the Company issued 600,000 shares of the Company’s common stock to Ironridge in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof. The shares issued to Ironridge were issued pursuant to a Stipulation for Settlement of Claims (the “Stipulation”) filed by the Company and Ironridge in the Superior Court for the State of California, County of Los Angeles (Case No. BC481395) on April 20, 2012 in settlement of claims purchased by Ironridge from certain creditors of the Company.

On April 16, 2013, the Company issued 847,592 shares of its common stock in conversion of loans payable in the amount of $10,000.

On April 22, 2013, the Company issued 1,045,200 shares of its common stock in conversion of loans payable in the amount of $3,180.

On April 30, 2013, the Company issued 1,439,554 shares of its common stock in conversion of loans payable in the amount of $2,998.

On May 6, 2013, the Company issued 1,052,229 shares of its common stock in conversion of loans payable in the amount of $2,210.

On May 6, 2013, the Company issued a $50,000 unsecured convertible promissory note to WHC Capital, LLC. The note bears interest at 8% per annum, is due March 6, 2014, and is convertible at a 45% discount to the average of the three lowest closing bid prices during the ten day period prior to the conversion date.

On May 9, 2013, the Company issued a $20,000 unsecured convertible promissory note to WHC Capital, LLC. The note bears interest at 8% per annum, is due March 9, 2014, and is convertible at a 45% discount to the average of the three lowest closing bid prices during the ten day period prior to the conversion date.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by East Coast Diversified Corporation (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on April 16, 2013, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Plan of Operation

The company is focusing resources on completing the development of its two newest divisions StudentConnect and WetWinds Vir2o).

First quarter operations represented a significant shift in focus and business restructuring for the Company. We completed the development of 2 new divisions, “StudentConnect and WetWinds,” and began expansion of commercial operation to include both divisions.

To accomplish our commercial objectives we hired key executives to manage development activities for all divisions of the company.

Marketing and Business Development

ECDC recently hired the following executives to manage the commercial development of the operations of the divisions:

Director of Global Sales – EarthSearch

Director Market Operations – StudentConnect

Director of Advertising Revenue and Content Management, StudentConnect and Vir2o

Director of Technology

We also added the following personnel to our staff:

•	Manager, Database management and administration
•	Manager, Hardware Support and Network operations

EarthSearch Communications

In March 2013 we reconstituted our sales team for EarthSearch. We brought on a new Director of Sales and a team of outside sales executives. Due to the rebound in the US economy we have refocused our resources on the expansion of commercial activities in the US and North America.

We are currently engaged in numerous pilot projects with several major organizations, including but not limited to the following partners and customers: G3 enterprises (Gallo Wines), Tanzania Revenue Authority through Utrack, Servpro in Arizona, Belfor in Canada, Our business with each of the aforementioned organizations consists of the following:

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

Tanzania Revenue Authority through Utrack:

The RFP or “Request For Proposal” issued by the Tanzania revenue authority is still under evaluation. However, we have successfully delivered more than $75,000 worth of products and services to Utrack for sales to private oil distribution companies throughout Eastern Africa. We also receive ongoing subscription fees for the devices deployed under a distributor agreement between EarthSearch and Utrack. We have completed the pilot (our pilot program consists of physical installation of our products and devices on vehicles locally and provisioning of our software for local deployment) and have begun to receive compensation for subscription services for all devices activated as well as additional purchase orders from Utrack under the distributor licensing agreement.

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

In addition we are implementing several pilot projects for our Regional Master Licensee for West Africa (Halogen Securities), these pilot include oil tanker monitoring project Oanda Oil, Lagos State Government Waste Management, pilot of first International StudentConnect deployment and an oil pipeline monitoring project for the Nigerian National Petroleum Commission.

StudentConnect

The Company commercially launched StudentConnect, our school transportation and safety division. We executed a pilot agreement with Gordon County School district in Georgia and began pilot testing in May 2013, we have also executed agreements with several other school districts. We are currently in pilot discussion with school district in Georgia, Chicago, South Carolina and Indiana.

Our plan to expand the commercial opportunity for StudentConnect include participation in School Districts trade and industry event throughout the summer break in an effort to expand scope of opportunity available to for the deployment StudentConnect and introduce the technology to more transportation directors.

We plan to expand the use of StudentConnect in other countries, specifically Nigeria, Guatemala and Dubai and will look to develop support operations for international deployment over the next 6 months.

WetWinds dba “Vir2o”

WetWinds is a technology company that provides interactive social media experiences for users across the globe through its online platform Vir2o. We launched the beta version of Vir2o on April 5th 2013. We filed provisional patent application with the US Trade Mark office in April of 2013 and expect to complete a full non provisional application by June 2013.

We plan to launch the full version of Vir2o on July 1, 2013. The platform will offer an online movie service, music service “VMaestro”, a ecommerce platform “MarketPlace” , Gaming platform, Web Radio, Live event broadcast, a World Headline news feature and our proprietary “JoinMe” technology. The social media product was designed to improve social engagement on the internet.

We plan to launch Vir2o and offer commercial content and advertisement platform in 4 additional markets outside the US when we launch on July 1st 2013 - Brazil, Nigeria, Canada and UK.

In April of 2013 we executed a MOU with HotSauce in Nigeria and in May 2013 we executed a MOU with ITS Global in Brazil as country representatives for Vir2o launch in their respective markets.

Our user recruitment strategy include the engagement of a public relations firm to target and introduce our proprietary JoinMe technology to technology media, recruit college students across the US for a paid user recruitment campaign as well as brand ambassadors, online bloggers and celebrities we can retain to endorse the platform.

Rogue Paper

We do not have a management role in Rogue Paper or its operation. During the fourth quarter of 2012, the management of Rogue Paper effectively shut-down operations, denied the Company access to financial records, refused to participate in shareholder or management meetings and all members of Rogue management resigned January 25, 2013. No legal action has been taken by either Rogue Paper or the Company.

Results of Operations

For the Three Months Ended March 31, 2013 and 2012

Revenues

For the three months ended March 31, 2013, our revenue was $43,334 compared to $312,314 for the same period in 2012, representing a decrease of 86%. This decrease is attributed to our focus to complete the development of StudentConnect and WetWinds divisions.

Revenues are generated from three separate but related offerings, RFID/GPS product sales, consulting services, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $38,913 and $147,932 for the three months ended March 31, 2013 and 2012, respectively.  Revenues for consulting services were $-0- for the three months ended March 31, 2013, compared to $151,920 for the three months ended March 31, 2012.  User fees were $4,421 and $12,462 for the three months ended March 31, 2013 and 2012, respectively.

Operating Expenses

For the three months ended March 31, 2013, operating expenses were $592,450 compared to $739,467 for the same period in 2012, a decrease of 20%.

Cost of revenues decreased $67,383 and is directly attributable to the decrease in revenues for the three months ended March 31, 2013.

For the three months ended March 31, 2013, selling, general and administrative expenses were $562,572 compared to $642,206 for the same period in 2012, a decrease of 12%. This decrease was primarily caused by professional fees related to public company compliance and investor relations decreased by $28,776; royalties owed on a license agreement decreased by $14,985; consulting expenses decreased by $55,900; travel expense decreased by $15,442; and amortization of intangible assets and prepaid license fees decreased by $17,137; offset by an increase in salary expenses of $66,878.

Net Loss

We generated net losses of $747,352 for the three months ended March 31, 2013 compared to $739,985 for the same period in 2012, an increase of 2.5%. Included in the net loss for the three months ended March 31, 2013 was interest expense of $204,257 (of which $185,773 represents accretion of embedded beneficial conversion features on notes payable) offset by non-controlling interests’ share of the net loss of EarthSearch of $6,021.  Included in the net loss for the three months ended March 31, 2012 was interest expense of $308,133 (of which $292,529 represents accretion of embedded beneficial conversion features on notes payable) offset by other income of $1,383 and non-controlling interests’ share of the net loss of EarthSearch of $4,460.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2013 and 2012, we funded our operations through financing activities consisting of private placements of equity securities with outside investors and loans from related and unrelated parties. Our principal use of funds during the three months ended March 31, 2013 and 2012 has been for working capital and general corporate expenses.

Liquidity and Capital Resources during the three months ended March 31, 2013 compared to the three months ended March 30, 2012

As of March 31, 2013, we had cash of $192 and a working capital deficit of $3,192,134.  The Company generated a negative cash flow from operations of $254,999 for the three months ended March 31, 2013, as compared to cash used in operations of $461,283 for the three months ended March 31, 2012. The negative cash flow from operating activities for the three months ended March 31, 2013 is primarily attributable to the Company's net loss from operations of $747,352, offset by noncash depreciation and amortization of $1,296, issuance of loan payable for consulting services of $78,922, amortization of prepaid license fees of $12,500, accretion of beneficial conversion features on convertible notes payable of $185,773, accrued interest on loans payable of $18,438, changes in operating assets and liabilities of $201,445, and increased by noncontrolling interests in the loss of EarthSearch of $6,021.

The negative cash flow from operating activities for the three months ended March 31, 2012 is primarily attributable to the Company's net loss from operations of $739,985, offset by noncash depreciation and amortization of $45,891, issuance of loan payable for consulting services of $30,000, stock issued for services and compensation of $131,760, amortization of prepaid license fees of $12,500, amortization of payment redemption premiums of $6,334, accretion of beneficial conversion features on convertible notes payable of $292,529, accretion of stock discounts on convertible notes payable of $1,080, accrued interest on loans payable of $28,474, and increased by changes in operating assets and liabilities of $237,652, gain on recovery of redemption premiums of $17,625, and noncontrolling interests in the losses of EarthSearch of $14,589.

No cash was used in investing activities for the three months ended March 31, 2013 and 2012.

Cash generated from our financing activities was $255,191 for the three months ended March 31, 2013, compared to $445,672 during the comparable period in 2012. This decrease was primarily attributed to the proceeds from proceeds from the issuance of preferred stock subscriptions of $185,000 in 2013, proceeds from loans payable of $47,500 in 2013 compared to $391,226 in 2012, proceeds from loans payable – related parties of $21,500 in 2013 compared to $56,500 in 2012, proceeds related to bank overdraft of $6,191 in 2013 compared to payment on bank overdraft of $4,954 in 2012, repurchase of common stock of $5,000 in 2013, proceeds from the issuance of common stock of $1,000 in 2012, proceeds from the issuance of preferred stock of $5,000 in 2012, and the repayment of loans payable of $3,100 in 2012.

We will require additional financing during the current fiscal year. During the period from April 1, 2013 to May 14, 2012, we received proceeds of $70,000 from the issuance of convertible promissory notes.

On April 20, 2012, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Ironridge Technology Co., a division of Ironridge Global IV, Ltd. (“Ironridge”), providing for the issuance and sale by the Company to the Ironridge of an aggregate of 1,500 shares of the Company’s Series B Preferred Stock (the “Preferred Shares”) in fifteen (15) equal tranches of 100 Preferred Shares each, at a price of $1,000 per Preferred Share. Pursuant to the Certificate of Designation to create the Series B Preferred Shares, each Preferred Share may be converted at any time at the option of Ironridge into shares of the Company’s common stock, par value $0.001 at a conversion price of $.01 per share, subject to certain adjustments. During the year ended December 31, 2012, the Company received $100,000 for the first tranche of 100 shares and $229,000 of the subscription receivable. During the three months ended March 31, 2013, the Company received $20,000 of the subscription receivable.

In connection with the Closing, on April 20, 2012 the Company entered into a Registration Rights Agreement with Ironridge, pursuant to which the Company will file a registration statement related to the Stock Purchase Agreement with the Securities and Exchange Commission covering the resale of the Common Stock that will be issued to Ironridge upon conversion of the Preferred Shares.

On April 20, 2012, the Company issued 99,400 shares of the Company’s common stock to Ironridge in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof. The shares issued to Ironridge were issued pursuant to a Stipulation for Settlement of Claims (the “Stipulation”) filed by the Company and Ironridge in the Superior Court for the State of California, County of Los Angeles (Case No. BC481395) on April 20, 2012 in settlement of claims purchased by Ironridge from certain creditors of the Company in the aggregate amount equal to $1,079,991 (the “Claim Amount”), plus attorney’s fees and costs. Pursuant to the Stipulation, the Company was required to issue and deliver 99,400 shares of Common Stock (the “Initial Issuance”). Ironridge will ultimately be entitled to retain a number of shares of Common Stock (the “Final Amount”) that is equal to: (a) the sum of $1,068,344.86 plus a transaction fee of $40,000 and reasonable attorney’s fees, (b) divided by sixty-five percent (65%) of the volume weighted average price (“VWAP”) of the Common Stock as reported by Bloomberg Professional service of Bloomberg LP over a period of time beginning on the date on which Ironridge receives the Initial Issuance and ending on the date on which the aggregate trading volume of the Company’s Common Stock exceeds $5,000,000 (such period being the “Calculation Period”), not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period. For every 20 million shares that trade during the Calculation Period, or if any time during the Calculation Period a daily VWAP is below 80% of the closing price of the Company’s Common Stock on the day before the date of the Initial Issuance, Ironridge has the right to cause the Company to immediately issue to Ironridge additional shares of Common Stock (each, an “Additional Issuance”) (provided, however, that at no time may Ironridge and its affiliates collectively own more than 9.99% of the total number of shares of Common Stock outstanding). At the end of the Calculation Period, (a) if the sum of the Initial Issuance and any Additional Issuance is less than the Final Amount, the Company shall immediately issue additional shares to Ironridge so that the total issuance is equal to the Final Amount and (b) if the sum of the Initial Issuance and any Additional Issuance is greater than the Final Amount, Ironridge will return any remaining shares to the Company for cancellation. Subsequent to April 24, 2012 and through May 14, 2013, the Company has issued an additional 2,910,400 shares of the Company’s common stock pursuant to the Stipulation.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the consolidated financial statements for the year ended December 31, 2012 regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this conclusion by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K as filed on April 16, 2013, for a discussion of our critical accounting policies and estimates.

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

Item 1A.  Risk Factors

We believe that there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On January 11, 2013, pursuant to a share exchange agreement, the Company issued 589,000 shares of the Company’s common stock in exchange for 34,358 shares of the Company’s Series A preferred stock.

On January 15, 2013, pursuant to a debt conversion notice, the Company issued 106,038 shares of the Company’s common stock to satisfy debt obligations of $2,000.

On January 17, 2013, pursuant to a debt conversion notice, the Company issued 700,000 shares of the Company’s common stock to satisfy debt obligations of $22,750.

On March 5, 2013, pursuant to a debt conversion notice, the Company issued 319,966 shares of the Company’s common stock to satisfy debt obligations of $10,399.

On March 28, 2013, pursuant to a debt conversion notice, the Company issued 122,724 shares of the Company’s common stock to satisfy debt obligations of $4,770.

Item 3.    Defaults Upon Senior Securities.

The Company is in default with several of its noteholders as reflected below and disclosed within this report in Note 3 of the Notes to the Consolidated Financial Statements dated March 31, 2013.

Loans Payable:

Hanover Holdings I, LLC	$2,821
Panache Capital, LLC	6,599
Hanover Holdings I, LLC	11,089
Hanover Holdings I, LLC	13,224
Asher Enterprises, Inc.	22,542
Hanover Holdings I, LLC	6,003
Hanover Holdings I, LLC	16,268
Bulldog Insurance	18,443
Bulldog Insurance	10,310
Bulldog Insurance	41,208
Bulldog Insurance	4,218
Southridge Partners II LP	41,744

$194,469

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

Date: May 20, 2013	By: /s/ Kayode Aladesuyi
Kayode Aladesuyi
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

