Form 10-Q
period 2013-06-30
EAST COAST DIVERSIFIED CORP
filed 2013-08-19
CIK 1256540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

As of August 14, 2013, the issuer had 393,360,585 shares of its Common Stock, $0.001 par value, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets
Cash	$1,744	$–
Accounts receivable, net	182,859	200,040
Inventory	103,839	108,777
Prepaid license fees	200,000	200,000
Prepaid expenses	20,244	15,818
Assets attributable to disputed subsidiary	107,271	107,271
Total current assets	615,957	631,906

Property and equipment, net	4,930	7,401

Other assets
Prepaid license fees	62,500	87,500
Security deposits	20,000	20,000
Total other assets	82,500	107,500

Total assets	$703,387	$746,807

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$53,404	$6,028
Loans payable, current	646,040	404,761
Loans payable - related party, current	553,378	539,909
Due to related party	7,216	64,673
Accounts payable and accrued expenses	586,255	508,940
Accrued payroll and related liabilities	2,255,073	1,938,279
Liabilities attributable to disputed subsidiary	11,116	11,116
Total current liabilities	4,112,482	3,473,706

Other liabilities
Loans payable, non-current	–	–

Total liabilities	4,112,482	3,473,706

Commitments and contingencies:
Contingent acquisition liabilities	1,081,850	1,104,973

Amounts payable in common stock	264,225	294,955

Derivative liability	142,275	158,822

Stockholders' deficit
Preferred stock, $0.001 par value, 400,000,000 and 400,000,000 shares authorized:Series A preferred stock, 187,531,139 and 103,361,855 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	187,531	103,362
Series B preferred stock, 5 and 5 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	–	–
Common stock, $0.001 par value, 5,900,000,000 and 5,900,000,000 shares authorized, 77,620,637 and 7,198,321 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	77,621	7,198
Additional paid-in capital	16,483,587	15,930,512
Preferred stock issuable	35,000	–
Preferred stock subscriptions receivable	(1,123,498)	(1,155,998)
Accumulated deficit	(20,185,822)	(18,812,108)
Total East Coast Diversified stockholders' deficit	(4,525,581)	(3,927,034)
Noncontrolling interest	(371,864)	(358,615)
Total stockholders' deficit	(4,897,445)	(4,285,649)

Total liabilities and stockholders' deficit	$703,387	$746,807

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenues:
Product sales	$14,909	$313,744	$53,822	$461,676
Consulting and development	–	–	–	151,920
User fees	3,976	18,346	8,397	30,808
Total revenues	18,885	332,090	62,219	644,404

Operating Expenses
Cost of revenues:
Product sales	3,453	211,267	26,513	292,193
Consulting and development	–	–	–	–
User fees	6,501	21,843	13,319	38,178
Selling, general and administrative expense	506,338	931,060	1,068,910	1,573,266

Total operating expenses	516,292	1,164,170	1,108,742	1,903,637

Loss from operations	(497,407)	(832,080)	(1,046,523)	(1,259,233)

Other income (expense)
Other income	–	1	–	1,384
Interest expense	(130,460)	(193,064)	(334,717)	(501,197)
Gain on settlement of debt	–	141,141	–	141,141
Loss on conversion of debt	–	(575,263)	–	(575,263)
Change in derivative liability	(5,723)	(10,809)	(5,723)	(10,809)
Total other income (expense)	(136,183)	(637,994)	(340,440)	(944,744)

Net loss	(633,590)	(1,470,074)	(1,386,963)	(2,203,977)
Net loss attributable to noncontrolling interests	7,228	17,733	13,249	22,193

Net loss from non-disputed operations	(626,362)	(1,452,341)	(1,373,714)	(2,181,784)
Net income (loss) from disputed subsidiary	–	(18,578)	–	(29,120)

Net loss attributable to East Coast Diversified Corporation	$(626,362)	$(1,470,919)	$(1,373,714)	$(2,210,904)

Net loss per share - basic and diluted	$(0.02)	$(1.17)	$(0.07)	$(2.18)

Weighted average number of shares outstanding during the period - basic and diluted	28,716,914	1,253,493	18,658,057	1,014,761

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,373,714)	$(2,210,904)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(13,249)	(50,172)
Depreciation and amortization	2,471	13,632
Provision for doubtful accounts	–	186,669
Amortization of intangibles of disputed subsidiary	–	76,500
Issuance of loan payable for consulting services	78,922	60,000
Stock issued for services and compensation	12,900	125,205
Amortization of prepaid license fee	25,000	25,000
Amortization of payment redemption premium as interest	–	12,076
Gain on recovery of redemption premiums	–	(17,625)
Gain on settlement of loans payable	–	(38,646)
Gain on settlement of accounts payable	–	(102,495)
Loss on conversion of debt	–	575,263
Change in derivative liability	5,723	10,809
Accretion of beneficial conversion feature on convertible notes payable as interest	292,948	466,611
Accretion of stock discounts to convertible notes payable as interest	–	2,160
Interest accrued on loans payable	38,522	40,280
Changes in operating assets and liabilities:
Accounts receivable, net	17,181	(624,045)
Inventory	4,938	(105,811)
Prepaid expenses	(4,426)	–
Security deposits	–	(15,872)
Due to related party	(57,457)	–
Accounts payable and accrued expenses	77,315	728,108
Accrued payroll and related liabilities	377,294	76,954
Net cash used in operating activities	(515,632)	(766,303)

Cash flows from investing activities:
Capital expenditures	–	(700)
Net cash used in investing activities	–	(700)

Cash flows from financing activities:
Proceeds from issuance of common stock	20,000	1,000
Repurchase of common stock	(5,000)	–
Proceeds from issuance of preferred stock	149,000	113,400
Proceeds from preferred stock subscriptions	67,500	115,002
Bank overdraft, net	47,376	(11,881)
Proceeds from loans payable	217,000	486,926
Proceeds from loans payable - related party	21,500	56,500
Repayments of loans payable	–	(10,100)
Net cash from financing activities	517,376	750,847

Net increase (decrease) in cash	1,744	(16,156)

Cash at beginning of period	–	53,519

Cash at end of period	$1,744	$37,363

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2013	2012
Supplemental disclosure of cash flow information:

Cash paid for interest	$3,247	$354

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:

Issuance of 51,585,277 and 669,701 shares of common stock in conversion of loans payable, respectively	$98,743	$503,836

Issuance of 1,000,000 shares of series A preferred stock in conversion of loans payable	$–	$57,000

Issuance of 7,500,000 and 2,592,898 shares of series A preferred stock in conversion of loans payable - related party, respectively	$15,000	$87,500

Payment redemption premiums on convertible notes payable	$–	$10,000

Loans and accounts payable converted to Amounts payable in common stock	$–	$1,068,345

Issuance of 1,300,000 and 219,000 shares of common stock in settlement of loans and accounts payable converted to Amounts payable in common stock, respectively	$53,000	$563,460

Issuance of 4,324,515 shares of Series A preferred stock to related parties in conversion of 172,981 shares of common stock	$–	$86,490

Issuance of 372,000 shares of Series A preferred stock to third parties in conversion of 14,880 shares of common stock	$–	$7,440

Issuance of 3,000 shares of series B preferred stock under stock subscription	$–	$1,500,000

Beneficial conversion feature of convertible notes payable	$280,401	$606,669

Discount for stock issued in connection with issuance of note payable	$–	$2,160

Issuance of 15,000 shares of common stock in conversion of accrued salaries	$–	$22,500

Issuance of 27,500,000 and 408,164 shares of series A preferred stock in conversion of accrued salaries, respectively	$60,500	$40,000

Reduction of acquisition liabilities due to conversion of 39,050 shares of Series A preferred stock to 6,219,000 shares of common stock	$23,123	$–

See accompanying notes to consolidated financial statements

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

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

June 30, 2013

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $20,185,822 at June 30, 2013, a net loss and net cash used in operations of $1,373,714 and $515,632, respectively, for the six months ended June 30, 2013.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate revenues, and continue to raise additional investment capital.  No assurance can be given that the Company will be successful in these efforts.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

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

Reclassifications

Certain items on the statements of operations for the three and six months ended June 30, 2012 and statement of cash flows for the six months ended June 30, 2012 have been reclassified to conform to current period presentation.

Concentration of Credit Risk

The Company grants unsecured credit to commercial and governmental customers in the United States and abroad. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. As of June 30, 2013 and December 31, 2012, two customers account for 85% and 79% of the total accounts receivable, respectively.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense was $nil and $nil for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $604,735.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure to its customers.

Note 2 – Disputed Subsidiary

During the fourth quarter of 2012, the management of Rogue Paper effectively shut-down operations, denied the Company access to financial records, refused to participate in shareholder or management meetings and all members of Rogue management resigned January 25, 2013. No legal action has been taken by either Rogue Paper or the Company. As current financial records are not available since September 30, 2012, the Company has treated the balance sheets and results of operations of Rogue Paper as of and for the periods ended June 30, 2013 and December 31, 2012 in the same manner as a discontinued operation.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 2 – Disputed Subsidiary (Continued)

The following table shows the results of Rogue Paper included in the income (loss) from disputed subsidiary:

	Six Months Ended June 30,
	2013	2012

Revenue	$–	$257,290

Operating expenses:
Cost of revenue	–	114,737
Selling, general and administrative expenses	–	199,680
Amortization of intangible assets	–	–
Total operating expenses	–	314,417

Income (loss) from disputed subsidiary	–	(57,127)

Other expenses:
Other income	–	(28)
Net loss attributable to noncontrolling interests	–	(27,979)

Net income (loss) from loss from disputed subsidiary	$–	$(29,120)

The major classes of assets and liabilities of disputed subsidiary on the balance sheet are as follows:

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$70,951	$70,951
Accounts receivable	27,480	27,480
Prepaid expenses	1,000	1,000
Total current assets	99,431	99,431

Property and equipment, net	7,840	7,840

Total assets of discontinued operations	$107,271	$107,271

LIABILITIES
Current liabilities:
Accounts payable	$11,116	$11,116

Total liabilities of discontinued operations	$11,116	$11,116

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 3 – Loans Payable

Loans payable at June 30, 2013 and December 31, 2012 consist of the following:

	June 30,	December 31,
	2013	2012
Unsecured $30,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due October 17, 2012. During the year ended December 31, 2012, $28,000 of the note balance was converted to common stock. During the six months ended June 30, 2013, $2,000 of the note was converted to common stock. Accrued interest is equal to $2.905 and $2,750 at June 30, 2013 and December 31, 2012, respectively. This note is in default at June 30, 2013.	$2,905	$4,750

On February 17, 2012, Panache Capital, LLC entered into an agreement to purchase $50,000 of the note payable to Azfar Haque. The Company exchange the original note to Mr. Haque with a new note to Pananche which bears interest at 10% per annum and due February 17, 2013. During the year ended December 31, 2012, $44,348 of the note was converted to common stock. Accrued interest is equal to $1,112 and $786 at June 30, 2013 and December 31, 2012, respectively. This note is in default at June 30, 2013.	6,764	6,438

Unsecured $70,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due October 24 2013. The note is discounted for its unamortized beneficial conversion feature of $10,770 and $27,575 at June 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $12,010 and $7,309 at March 31, 2013 and December 31, 2012, resepctively.	71,240	49,734

Unsecured $16,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due May 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $4,492 at June 30, 2013 and December 31, 2012. Accrued interest is equal to $2,349 and $1,297 at June 30, 2013 and December 31, 2012, respectively. This note is in default at June 30, 2013.	18,349	12,805

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 3 – Loans Payable (Continued)

	June 30,	December 31,
	2013	2012
Unsecured $10,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due January 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $535 at June 30, 2013 and December 31, 2012, respectively. During the six months ended June 30, 2013, $2,800 of the note was converted to common stock. Accrued interest is equal to $1,379 and $766 at June 30, 2013 and December 31, 2012, respectively. This note is in default at June 30, 2013.	8,579	10,231

Unsecured $3,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due January 21, 2013. During the three months ended March 31, 2013, the note, including accrued interest of $1,770, was converted to common stock.	–	3,013

Unsecured $12,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due February 5, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $1,433 at June 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $1,620 and $839 at June 30, 2013 and December 31, 2012, respectively. This note is in default at June 30, 2013.	13,620	11,406

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due February 25, 2012. During the year ended December 31, 2012, $12,000 of the note was converted to common stock. During the six months ended June 30, 2013, the remaining $21,800 was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $3,092 at December 31, 2012. Accrued interest is equal to $1,600 at December 31, 2012.	–	19,008

Unsecured $5,500 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due March 6, 2013. During the six months ended June 30, 2013, the note balance of $6,050 was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $1,099 at December 31, 2012. Accrued interest is equal to $328 at December 31, 2012.	–	4,729

Unsecured $42,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due April 19, 2013. During the six months ended June 30, 2013, $10,200 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $-0- and $13,379 at June 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $3,256 and $1,579 at June 30, 2013 and December 31, 2012, respectively. This note is in default at June 30, 2013.	35,556	30,700

Unsecured $15,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due March 26, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $3,484 at June 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $1,755 and $794 at June 30, 2013 and December 31, 2012, respectively. This note is in default at June 30, 2013.	16,755	12,310

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On August 3, 2012, the Company received $18,350, which was due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $2,741 at December 31, 2012. During the year ended December 31, 2012, $516 of the note was purchased by StarCity Capital, LLC. During the six months ended June 30, 2013, $19,168 of the note was purchased by Tangiers Investment Group, LLC. Accrued interest is equal to $381 at December 31, 2012.	–	15,474

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 3 – Loans Payable (Continued)

	June 30,	December 31,
	2013	2012
On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On August 20, 2012, the Company received $10,000, which was due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $1,514 at December 31, 2012. During the six months ended June 30, 2013, $10,300 of the note was purchased by SGI Group, LLC. Accrued interest is equal to $183 at December 31, 2012.	–	8,669

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On August 27, 2012, the Company received $40,000, which was due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $7,143 at December 31, 2012. During the six months ended June 30, 2013, $40,000 of the note was purchased by WHC Capital, LLC. Accrued interest is equal to $699 at December 31, 2012.	–	33,556

Unsecured $10,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due March 31, 2013. During the six months ended June 30, 2013, the note, including accrued interest of $399, was converted to common stock.	–	8,097

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On September 5, 2012, the Company received $4,100, which was due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $891 at December 31, 2012. During the six months ended June 30, 2013, $4,264 of the note was purchased by Tangiers Investment Group, LLC. Accrued interest is equal to $66 at December 31, 2012.	–	3,275

Unsecured $40,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due March 31, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $6,154 at June 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $2,577 and $925 at June 30, 2013 and December 31, 2012, respectively. This note is in default at June 30, 2013.	42,577	34,771

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and due June 30, 2013. Accrued interest is equal to $916 and $299 at June 30, 2013 and December 31, 2012, respectively. This note is in default at June 30, 2013.	15,916	15,299

Unsecured $10,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due June 30, 2013. During the six months ended June 30, 2013, $8,421 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $-0- and $6,704 at June 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $522 and $195 at June 30, 2013 and December 31, 2012, respectively. This note is in default at June 30, 2013.	2,101	3,491

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On October 24, 2012, the Company received $5,000, which is due May 24, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $1,456 at December 31, 2012. During the six months ended June 30, 2013, $5,169 of the note was purchased by Tangiers Investment Group, LLC. Accrued interest is equal to $75 at December 31, 2012.	–	3,619

Unsecured $39,647 note payable to Azfar Hague, which bears interest at 9% per annum and due April 25, 2013. Accrued interest is equal to $2,487 and $655 at June 30, 2013 and December 31, 2012, respectively. This note is in default at June 30, 2013.	42,134	40,302

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and due June 30, 2013. Accrued interest is equal to $794 and $181 at June 30, 2013 and December 31, 2012, respectively. This note is in default at June 30, 2013.	15,794	15,181

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 3 – Loans Payable (Continued)

	June 30,	December 31,
	2013	2012
Unsecured $7,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due June 30, 2013. During the six months ended June 30, 2013, $7,320 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $5,415 at December 31, 2012. Accrued interest is equal to $81 at December 31, 2012, respectively.	–	1,666

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due August 13, 2013. The note is discounted for its unamortized beneficial conversion feature of $4,874 and $24,932 at June 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $1,696 and $370 at June 30, 2013 and December 31, 2012, respectively.	29,322	7,938

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On November 15, 2012, the Company received $10,000, which was due May 15, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $3,309 at December 31, 2012. During the six months ended June 30, 2013, $10,000 of the note was purchased by WHC Capital, LLC. Accrued interest is equal to $109 at December 31, 2012.	–	7,150

Unsecured $18,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due June 30, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $15,296 at June 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $858 and $126 at June 30, 2013 and December 31, 2012, respectively. This note is in default at June 30, 2013.	18,858	2,830

Unsecured $9,000 convertible note payable to Star City Capital LLC, which bears interest at 12% per annum and due December 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $3,805 and $8,220 at June 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $635 and $83 at June 30, 2013 and December 31, 2012, respectively.	5,830	863

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and due June 30, 2013. Accrued interest is equal to $708 and $99 at June 30, 2013 and December 31, 2012, respectively. This note is in default at June 30, 2013.	15,708	15,099

Unsecured $25,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due June 30, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $22,625 at June 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $1,117 and $104 at June 30, 2013 and December 31, 2012, respectively.. This note is in default at June 30, 2013.	26,117	2,479

On December 12, 2012, Star City Capital LLC entered into an agreement to purchase $19,700 of a note payable to Bulldog Insurance. The note bears interest at 8% per annum and is due on demand. During the six months ended June 30, 2013, $6,393 of the note was converted to common stock. Accrued interest is equal to $507 and $51 at June 30, 2013 and December 31, 2012, respectively.	13,814	19,751

Unsecured $7,500 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due June 30, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $7,378 at June 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $308 and $5 at June 30, 2013 and December 31, 2012, respectively. This note is in default at June 30, 2013.	7,808	127

On January 3, 2013, SGI Group, LLC entered into an agreement to purchase $10,300 of notes payable to Bulldog Insurance. The note bears interest at 12% per annum and is due on demand. During the six months ended June 30, 2013, $6,447 of the note was converted to common stock. Accrued interest is equal to $603.	4,456	–

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 3 – Loans Payable (Continued)

	June 30,	December 31,
	2013	2012
On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On January 4, 2013, the Company received $15,000, which is due July 4, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $142 at June 30, 2013. Accrued interest is equal to $366.	15,224	–

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due November 1, 2013. The note is discounted for its unamortized beneficial conversion feature of $14,079 at June 30, 2013. Accrued interest is equal to $1,041.	19,462	–

Unsecured $35,000 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $1,260.	36,260	–

Unsecured $43,922 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $1,582.	45,504	–

Unsecured $5,000 note payable to James Flowers, which include flat interest of $500 at maturity and due December 1, 2013. Accrued interest is equal to $183.	5,183	–

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due January 31, 2014. The note is discounted for its unamortized beneficial conversion feature of $24,283 at June 30, 2013. Accrued interest is equal to $442.	8,659	–

Unsecured $7,000 note payable to Andre Fluellen, which include flat interest of $1,500 at maturity and due October 30, 2013. Accrued interest is equal to $497.	7,497	–

Unsecured $18,000 note payable to Bulldog Insurance, which bears interest at 7% per annum and due December 1, 2013. Accrued interest is equal to $186.	18,186	–

On May 6, 2013, WHC Capital, LLC entered into an agreement to purchase $50,000 of notes payable to Bulldog Insurance. The note bears interest at 8% per annum and is due March 6, 2014. During the six months ended June 30, 2013, $9,393 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $33,508 at June 30, 2013. Accrued interest is equal to $2,088 at June 30, 2013.	9,187	–

Unsecured $20,000 convertible note payable to WHC Capital, LLC., which bears interest at 8% per annum and due March 9, 2014. The note is discounted for its unamortized beneficial conversion feature of $13,565 at June 30, 2013. Accrued interest is equal to $228.	6,663	–

Unsecured $20,000 note payable to Robert Saidel, which bears interest at 7% per annum and due December 1, 2013. Accrued interest is equal to $142.	20,142	–

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due March 3, 2014. The note is discounted for its unamortized beneficial conversion feature of $25,058 at June 30, 2013. Accrued interest is equal to $221.	7,663	–

Unsecured $7,500 note payable to Andre Fluellen, which include flat interest of $1,400 at maturity and due December 1, 2013. Accrued interest is equal to $222.	7,722	–

Unsecured $10,000 note payable to Sammie Hill, III, which include flat interest of $2,000 at maturity and due December 15, 2013. Accrued interest is equal to $164.	10,164	–

Unsecured $5,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 10% per annum and due June 21, 2014. The note is discounted for its unamortized beneficial conversion feature of $4,876 at June 30, 2013. Accrued interest is equal to $12.	136	–

On June 21, 2013, Tangiers Investment Group, LLC entered into an agreement to purchase $4,264 of notes payable to Bulldog Insurance. The note bears interest at 10% per annum and is due June 21, 2014. During the six months ended June 30, 2013, $2,750 of the note was converted to common stock.	1,514	–

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 3 – Loans Payable (Continued)

	June 30,	December 31,
	2013	2012
On June 21, 2013, Tangiers Investment Group, LLC entered into an agreement to purchase $5,169 of notes payable to Bulldog Insurance. The note bears interest at 10% per annum and is due June 21, 2014. The note is discounted for its unamortized beneficial conversion feature of $5,041 at June 30, 2013. Accrued interest is equal to $13.	141	–

On June 21, 2013, Tangiers Investment Group, LLC entered into an agreement to purchase $19,168 of notes payable to Bulldog Insurance. The note bears interest at 10% per annum and is due June 21, 2014. The note is discounted for its unamortized beneficial conversion feature of $18,694 at June 30, 2013. Accrued interest is equal to $47.	521	–

Unsecured $12,000 note payable to Bulldog Insurance, which bears interest at 7% per annum and due December 1, 2013. Accrued interest is equal to $9.	12,009	–

Total Loans Payable	$646,040	$404,761

The Company accrued interest expense of $31,553 and $126,284 for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively, on the above loans.  Accrued interest is included in the loan balances.

The Company borrowed $217,000 and $851,711 during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The Company made payments of $-0- and $12,600 on the loans during the six months ended June 30, 2013 and the year ended December 31, 2012. During the six months ended June 30, 2013, the Company converted $98,743 of loans payable into 51,585,277 shares of the Company’s common stock. During the year ended December 31, 2012, the Company converted $875,433 of loans payable into 3,693,754 shares of the Company’s common stock and $57,000 of loans payable into 1,000,000 shares of the Company’s Series A preferred stock.

Note 4 – Related Parties

Loans payable – related parties at June 30, 2013 and December 31, 2012 consist of the following:

	June 30,	December 31,
	2013	2012
Unsecured non-interest bearing note payable, due on demand, to Frank Russo, a Director of the Company. During the six months ended June 30, 2013, $10,000 of the note balance was converted to Series A preferred stock.	$344,979	$354,979

Unsecured note payable to Edward Eppel, a Director of the Company, which bears interest at 10% per annum and is due on demand. During the six months ended June 30, 2013, $5,000 of the note was converted to Series A preferred stock. Accrued interest is equal to $38,344 and $31,374, respectively.	208,399	184,930

Total	$553,378	$539,909

Frank Russo, a Director of the Company, is a holder of an unsecured non-interest bearing note of the Company.  At December 31, 2012, $354,979 was due to Mr. Russo.  During the six months ended June 30, 2013, the Company converted $10,000 of the note into 5,000,000 shares of Series A preferred stock.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 4 – Related Parties (Continued)

Edward Eppel, a Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum. At December 31, 2012, $184,930 was due to Mr. Eppel.  The Company borrowed $21,500 from Mr. Eppel during the six months ended June 30, 2013.  $6,969 of interest was accrued and included in the loan balance for the six months ended June 30, 2013. During the six months ended June 30, 2013, the Company converted $5,000 of the note into 2,500,000 shares of series A preferred stock.

During the six months ended June 30, 2013, Mr. Anis Sherali, a Director of the Company, purchased 10,000,000 shares of the Company’s common stock for $20,000 and 14,862,035 shares of the Company’s Series A preferred stock for $55,500.

The Company converted $30,000 of accrued salaries due to Mr. Kayode Aladesuyi, the Chief Executive Officer and Director of the Company, into 15,000,000 shares of the Company’s series A preferred stock.

Andrea Sousa, Comptroller of the Company, is the wife of Kayode Aladesuyi. During the six months ended June 30, 2013 the Company converted $20,000 of accrued salaries due to Ms. Rocha into 10,000,000 shares of the Company’s series A preferred stock.

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

As the terms of the settlement include issuing common stock at a 35% discount to the conversion price, a derivative liability for the discount was established at the time of the Settlement of Claims of $575,263, which was charged to operations during the year ended December 31, 2012 as a loss on conversion of debt. The derivative liability is revalued at the end of each reporting period with any change in the liability being charged to operations. For the six months ended June 30, 2013 and the year ended December 31, 2012, the change in derivative liability of $5,723 and $12,099, respectively, has been expensed.

As common stock is issued in installments on the settlement, the Amounts Payable in Common Stock and the Derivative Liability will be reduced accordingly. During the six months ended June 30, 2013, 1,300,000 shares of common stock, with a market value of $53,000, were issued to Ironridge in settlement of $30,730 of the liability, resulting in the reduction of the derivative liability of $22,270. During the year ended December 31, 2012, 1,610,400 shares of common stock, with a market value of $1,201,930, were issued to Ironridge in settlement of $773,390 of the liability, resulting in the reduction of the derivative liability of $416,441.

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

On December 1, 2012, the Company’s Board of Directors elected to increase the Company’s authorized shares of Series A preferred stock to 400,000,000 shares, par value $0.001 per share and on May 9, 2013, filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to increase the Company’s authorized shares of preferred stock to 400,000,000 shares, par value $0.001 per share.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 6 – Stockholders’ Deficit (Continued)

Stock Splits

On December 20, 2012, the Company's Board of Directors declared a one for five hundred reverse stock split of all outstanding shares of common stock and series B preferred stock. All common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock splits for all periods presented prior to December 31, 2012. The total number of authorized common and preferred shares and the par value thereof was not changed by the split.

Preferred Stock Issuable for Subscriptions

During the six months ended June 30, 2013, the Company entered into subscription agreements for 97,662,035 shares of its Series A preferred stock to be issued for a total of $312,500. $199,000 cash was received for 57,812,035 shares, $15,000 of loans from related parties was converted into 7,500,000 shares, $60,500 of accrued salaries was converted into 27,500,000. As of June 30, 2013, there were 5,000,000 shares of Series A Preferred Stock, representing $35,000, remaining to be issued.

During the year ended December 31, 2012, the Company issued 1,500 shares of series B preferred stock in a private placement for a total of $1,500,000 ($1,000 per share). During the six months ended June 30, 2013, $20,000 of the subscription receivable was received in cash.

Common Stock Purchased for Cash

During the six months ended June 30, 2013, the Company purchased 1,500 shares of its common stock from a shareholder for $5,000 ($3.33 per share).

Common Stock Issued for Cash

During the six months ended June 30, 2013, the Company issued 10,000,000 shares of its common stock to a director for $20,000 ($0.002 per share) (see Note 4 – Related Parties).

Common Stock Issued in Conversion of Debt

During the six months ended June 30, 2013, the Company issued 51,585,277 shares of common stock in the conversion of $98,743 of notes payable to unrelated parties (see Note 3 – Loans Payable).

During the six months ended June 30, 2013, the Company issued 1,300,000 shares of common stock, with a market value of $53,000, to Ironridge in settlement of $30,730 of amounts payable in common stock (see Note 5 – Amounts Payable in Common Stock and Derivative Liability).

Common Stock Issued for Services

During the six months ended June 30, 2013, the Company issued 1,319,444 shares of common stock to two unrelated parties for services of $12,900, or an average price of $0.01 per share based on the fair value of the shares at the time of issuance.

Common Stock Issued in Conversion of Preferred Stock

During the six months ended June 30, 2013, the Company issued 6,219,000 shares of common stock to unrelated parties for the conversion and return of 39,050 shares of Series A preferred stock resulting in a reduction in the acquisition liability related to the RP Share Exchange Agreement with the shareholders of Rogue Paper of $23,123.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 7 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities in Marietta, Georgia. The term of the lease is 66 months with escalating lease payments beginning at $2,163 per month. At June 30, 2013, future minimum lease payments under the lease are as follows:

2013	13,367
2014	27,550
2015	28,366
2016	29,219
2017	15,054

$113,556

Rent expense was $15,078 and $15,143 for the six months ended June 30, 2013 and 2012, respectively.

Acquisition Liabilities

Pursuant to the RP Share Exchange Agreement with Rogue Paper, Inc., commencing six months from October 23, 2011 (the “Execution Date”), both the Company and the holders of the Preferred Shares shall have the option to redeem any portion of such holders Preferred Shares for cash, at a price of sixty cents ($0.60) per share, or $1,075,000.  Commencing twenty four (24) months from the Execution date, holders of the remaining forty-nine percent (49%) of Rogue Paper Common Shares, have the option to have such shares redeemed by the Company for cash, at a price of $0.03 per share, or $29,973.  During the six months ended June 30, 2013, the Company issued 6,219,000 shares of common stock to unrelated parties for the conversion and return of 39,050 shares of Series A preferred stock resulting in a reduction in the acquisition liability of $23,123.

License Agreements

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of BBGN&K. The license agreement calls for royalty payments beginning in 2012 of 8% of the revenue generated from the use of the license, to be paid quarterly.

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

Note 8 – Subsequent Events

On July 1, 2013, the Company issued 1,388,889 shares of its common stock in conversion of loans payable in the amount of $750.

On July 2, 2013, the Company issued 6,173,450 shares of its common stock in conversion of loans payable in the amount of $2,469.

On July 5, 2013, the Company issued a $3,000 unsecured promissory note to Andre Fluellen. The note includes flat interest of $500 due at maturity and is due December 1, 2013.

On July 8, 2013, the Company issued 1,395,833 shares of its common stock in conversion of loans payable in the amount of $670.

On July 8, 2013, the Company issued a $7,500 unsecured promissory note to Robert Saidel. The note bears interest at 7% per annum and is due December 1, 2013.

On July 9, 2013, the Company issued 2,500,000 shares of its common stock in conversion of loans payable in the amount of $938.

On July 11, 2013, the Company issued 6,829,268 shares of its common stock in conversion of loans payable in the amount of $2,800.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 8 – Subsequent Events (Continued)

On July 12, 2013, the Company issued 8,148,148 shares of its common stock in conversion of loans payable in the amount of $2,200.

On July 16, 2013, the Company issued 8,333,334 shares of its series A preferred stock in conversion of loans payable-related parties in the amount of $100,000.

On July 16, 2013, the Company issued 8,333,333 shares of its series A preferred stock in conversion of accrued salaries to Kayode Aladesuyi, the Company’s Chief executive Officer, in the amount of $100,000.

On July 17, 2013, the Company issued 6,857,143 shares of its common stock in conversion of loans payable in the amount of $2,400.

On July 18, 2013, the Company issued 8,816,750 shares of its common stock in conversion of loans payable in the amount of $1,763.

On July 19, 2013, the Company issued 100,000,000 shares of the Company’s common stock to Ironridge in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof. The shares issued to Ironridge were issued pursuant to a Stipulation for Settlement of Claims (the “Stipulation”) filed by the Company and Ironridge in the Superior Court for the State of California, County of Los Angeles (Case No. BC481395) on April 20, 2012 in settlement of claims purchased by Ironridge from certain creditors of the Company.

On July 19, 2013, the Company issued 5,666,667 shares of its common stock in conversion of loans payable in the amount of $1,700.

On July 21, 2013, the Company issued 5,000,000 shares of its series A preferred stock in to two individuals for preferred stock issuable in the amount of $35,000.

On July 22, 2013, the Company issued 6,969,697 shares of its common stock in conversion of loans payable in the amount of $2,300.

On July 23, 2013, the Company issued 24,143,800 shares of its common stock in conversion of loans payable in the amount of $5,329.

On July 25, 2013, the Company issued 9,819,697 shares of its common stock in conversion of loans payable in the amount of $3,238.

On July 25, 2013, the Company issued a $6,500 unsecured convertible promissory note to Tangiers Investment Croup, LLC. The note bears interest at 10% per annum, is due July 25, 2014, and is convertible at a 50% discount to the lowest trading price any day during the fifteen day period prior to the conversion date.

On July 26, 2013, the Company issued a $20,000 unsecured convertible promissory note to Tangiers Investment Croup, LLC. The note bears interest at 10% per annum, is due July 26, 2014, and is convertible at a 50% discount to the lowest trading price any day during the fifteen day period prior to the conversion date.

On July 29, 2013, the Company issued 39,861,336 shares of its common stock in conversion of loans payable in the amount of $12,449.

On August 1, 2013, the Company issued 34,228,094 shares of its common stock in conversion of loans payable in the amount of $10,711.

On August 2, 2013, the Company issued a $5,000 unsecured convertible promissory note to Tangiers Investment Croup, LLC. The note bears interest at 10% per annum, is due August 2, 2014, and is convertible at a 50% discount to the lowest trading price any day during the fifteen day period prior to the conversion date.

On August 2, 2013, the Company issued a $14,500 unsecured convertible promissory note to Asher Enterprises, Inc. The note bears interest at 8% per annum, is due May 4, 2014, and is convertible at a 49% discount to the average of the lowest three trading price during the ten day period prior to the conversion date.

On August 2, 2013, the Company issued a $15,000 unsecured convertible promissory note to Tangiers Investment Croup, LLC. The note bears interest at 10% per annum, is due August 2, 2014, and is convertible at a 50% discount to the lowest trading price any day during the fifteen day period prior to the conversion date.

On August 6, 2013, the Company issued 30,000,000 shares of its common stock in conversion of loans payable in the amount of $4,500.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 8 – Subsequent Events (Continued)

On August 7, 2013, the Company issued 22,941,176 shares of its common stock in conversion of loans payable in the amount of $3,900.

On August 12, 2013, the Company issued a $5,000 unsecured convertible promissory note to WHC Capital, LLC. The note bears interest at 8% per annum, is due August 12, 2014, and is convertible at a 55% discount to the average of the lowest three closing bid prices during the ten day period prior to the conversion date.

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

Plan of Operation

First and second quarter operations represented a significant shift in focus and business restructuring for the Company. We completed the development of 2 new divisions, “StudentConnect and WetWinds,” and began expansion of commercial operation to include both divisions. The company is continuing to focus its resources on completing the development of its two newest divisions StudentConnect and WetWinds Vir2o.

To accomplish our commercial objectives we hired key executives to manage development activities for all divisions of the company.

Marketing and Business Development

We completed the development of Vir2o and launched the site as planned in Brazil, India, US, Nigeria, Canada and UK representing markets where we will offer commercial content.

We hired SocialRadius to engage in public and media relations campaign for Vir2o

We began the development of the mobile application for Vir2o and will launch the mobile application on September 1st 2013.

We opened the Amazon aStore to all users on Vir2o on July 22nd 2013

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

Conctena in Switzerland :

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

On July 20th we sold 400 oil tanker monitoring order from Oanda oil through our regional licensee Halogen Security

StudentConnect

The Company has commercially launched StudentConnect, our school transportation and safety division. We executed a pilot agreement with Gordon County School district in Georgia and began pilot testing in May 2013. We have also executed agreements with several other school districts. We are currently in pilot discussion with school districts in Georgia, Chicago, South Carolina and Indiana.

Our plans to expand the commercial opportunity for StudentConnect include participation in School Districts trade and industry events throughout the summer break in an effort to expand the scope of opportunity available to for the deployment StudentConnect and introduce the technology to more transportation directors.

We plan to expand the use of StudentConnect in other countries, specifically Nigeria, Guatemala and Dubai and will look to develop support operations for international deployment over the next 6 months.

We have begun piloting of StudentConnect for several school districts including in California and Georgia. The StudentConnect technology was approved by a the School Transportation Board in the Southeast and can be implemented on all 5000 plus buses owned by the state and supplied o several school districts. We will implement on district by district basis.

WetWinds dba “Vir2o”

WetWinds is a technology company that provides interactive social media experiences for users across the globe through its online platform Vir2o. We launched the beta version of Vir2o on April 5th 2013. We filed provisional patent application with the US Trade Mark office in April of 2013 and expect to complete a full non provisional application by November 2013.

We launched the full version of Vir2o on July 1, 2013. We completed the development of an online movie service, an ecommerce platform “MarketPlace” , Gaming platform, Live event broadcast, a World Headline news feature and our proprietary “nVite” technology. The social media product was designed to improve social engagement on the internet.

We launched Vir2o and offer commercial content and advertisement platform in 4 additional markets outside the US. We will implement advertisement spot from Ad Media to generate revenue beginning September 2013

In April 2013 we executed a MOU with HotSauce in Nigeria.

On August we executed agreement with Ad Media to provide advertisement content to Vir2o.

We plan to launch a South American office for Vir2o in Sao Paulo Brazil during fall quarter 2013. We are in final negotiation with ITS Global as our local representative in Brazil.

Our user recruitment strategy include the engagement of a public relations firm to target and introduce our proprietary nVite to technology media, recruit college students across the US for a paid user recruitment campaign as well as brand ambassadors, online bloggers and celebrities we can retain to endorse the platform.

We filed Trademark application with the USPTO for our brand and logo Vir2o and the “V” brand as a social plug in and widget.

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

Results of Operations

For the Three months Ended June 30, 2013 and 2012

Revenues

For the three months ended June 30, 2013, our revenue was $18,885 compared to $332,090 for the same period in 2012, representing a decrease of 94%. This decrease is attributed to our focus on completing development of the StudentConnect and WetWinds divisions.

Revenues are generated from three separate but related offerings, RFID/GPS product sales, consulting services, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $14,909 and $313,744 for the three months ended June 30, 2013 and 2012, respectively.  Revenues for consulting services were $-0- and $-0- for the three months ended June 30, 2013 and 2012.  User fees were $3,976 and $18,346 for the three months ended June 30, 2013 and 2012, respectively.

Operating Expenses

For the three months ended June 30, 2013, operating expenses were $516,292 compared to $1,164,170 for the same period in 2012, a decrease of 56%.

Cost of revenues decreased $223,156 and is directly attributable to the decrease in revenues for the three months ended June 30, 2013.

For the three months ended June 30, 2013, selling, general and administrative expenses were $506,338 compared to $931,060 for the same period in 2012, a decrease of 46%. This decrease was primarily caused by professional fees related to public company compliance and investor relations decreased by $369,262; bad debt expenses decreased by $184,515; royalties owed on a license agreement decreased by $23,554; offset by an increase in salary expenses of $139,325.

Net Loss

We generated net losses of $626,362 for the three months ended June 30, 2013 compared to $1,470,919 for the same period in 2012, a decrease of 57%. Included in the net loss for the three months ended June 30, 2013 was interest expense of $130,460 (of which $107,175 represents accretion of embedded beneficial conversion features on notes payable) and change in derivative liability of $5,723; offset by non-controlling interests’ share of the net loss of EarthSearch of $7,228.  Included in the net loss for the three months ended June 30, 2012 was interest expense of $193,064 (of which $174,082 represents accretion of embedded beneficial conversion features on notes payable) and loss on conversion of debt of $575,263; offset by other income of $1, gain on settlement of debt of $141,141, change in derivative liability of $10,809, net loss from disputed subsidiary of $18,575 and non-controlling interests’ share of the net loss of EarthSearch of $17,733.

For the Six months Ended June 30, 2013 and 2012

Revenues

For the six months ended June 30, 2013, our revenue was $62,219 compared to $644,404 for the same period in 2012, representing a decrease of 88%. This decrease is attributed to our focus on completing development of the StudentConnect and WetWinds divisions.

Revenues are generated from three separate but related offerings, RFID/GPS product sales, consulting services, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $53,822 and $461,676 for the six months ended June 30, 2013 and 2012, respectively.  Revenues for consulting services were $-0- for the six months ended June 30, 2013, compared to $151,920 for the six months ended June 30, 2012.  User fees were $8,397 and $30,808 for the six months ended June 30, 2013 and 2012, respectively.

Operating Expenses

For the six months ended June 30, 2013, operating expenses were $1,108,742 compared to $1,903,637 for the same period in 2012, a decrease of 42%.

Cost of revenues decreased $290,539 and is directly attributable to the decrease in revenues for the six months ended June 30, 2013.

For the six months ended June 30, 2013, selling, general and administrative expenses were $1,068,910 compared to $1,573,266 for the same period in 2012, a decrease of 42%. This decrease was primarily caused by professional fees related to public company compliance and investor relations decreased by $398,038; bad debt expenses decreased by $184,515, royalties owed on a license agreement decreased by $38,539; travel expense decreased by $5,566; and amortization of intangible assets and prepaid license fees decreased by $9,273; offset by an increase in salary expenses of $206,203 and consulting expenses of $40,550.

Net Loss

We generated net losses of $1,373,714 for the six months ended June 30, 2013 compared to $2,210,904 for the same period in 2012, a decrease of 38%. Included in the net loss for the six months ended June 30, 2013 was interest expense of $334,717 (of which $292,948 represents accretion of embedded beneficial conversion features on notes payable) and change in derivative liability of $5,723; offset by non-controlling interests’ share of the net loss of EarthSearch of $13,249.  Included in the net loss for the six months ended June 30, 2012 was interest expense of $501,197 (of which $466,611 represents accretion of embedded beneficial conversion features on notes payable) and loss on conversion of debt of $575,263; offset by other income of $1,384, gain on settlement of debt of $141,141, change in derivative liability of $10,809, net loss from disputed subsidiary of $29,120 and non-controlling interests’ share of the net loss of EarthSearch of $22,193.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2013 and 2012, we funded our operations through financing activities consisting of private placements of equity securities with outside investors and loans from related and unrelated parties. Our principal use of funds during the six months ended June 30, 2013 and 2012 has been for working capital and general corporate expenses.

Liquidity and Capital Resources during the six months ended June 30, 2013 compared to the six months ended March 30, 2012

As of June 30, 2013, we had cash of $1,744 and a working capital deficit of $3,496,525.  The Company generated a negative cash flow from operations of $515,632 for the six months ended June 30, 2013, as compared to cash used in operations of $766,303 for the six months ended June 30, 2012. The negative cash flow from operating activities for the six months ended June 30, 2013 is primarily attributable to the Company's net loss from operations of $1,373,714, offset by noncash depreciation and amortization of $2,471, issuance of loan payable for consulting services of $78,922, stock issued for services of $12,900, amortization of prepaid license fees of $25,000, change in derivative liability of $5,723, accretion of beneficial conversion features on convertible notes payable of $292,948, accrued interest on loans payable of $38,522, changes in operating assets and liabilities of $414,845, and increased by noncontrolling interests in the loss of EarthSearch of $13,249.

The negative cash flow from operating activities for the six months ended June 30, 2012 is primarily attributable to the Company's net loss from operations of $2,210,904, offset by noncash depreciation and amortization of $13,632, provision for doubtful accounts of $186,669, amortization of intangible assets of disputed subsidiary of $76,500, issuance of loan payable for consulting services of $60,000, stock issued for services and compensation of $125,205, amortization of prepaid license fees of $25,000, amortization of payment redemption premiums of $12,076, loss on conversion of debt of $575,263, change in derivative liability of $10,809, accretion of beneficial conversion features on convertible notes payable of $466,611, accretion of stock discounts on convertible notes payable of $2,160, accrued interest on loans payable of $40,280, and increased by changes in operating assets and liabilities of $59,334, gain on recovery of redemption premiums of $17,625, gain on settlement of loans payable of $38,646, gain on settlement of accounts payable of $102,495, and noncontrolling interests in the losses of EarthSearch of $50,172.

No cash was used in investing activities for the six months ended June 30, 2013 while $700 was used for capital expenditures for the six months ended June 30, 2012.

Cash generated from our financing activities was $517,376 for the six months ended June 30, 2013, compared to $750,847 during the comparable period in 2012. This decrease was primarily attributed to the proceeds from the issuance of preferred stock subscriptions of $67,500 in 2013 compared to $115,002 in 2012, proceeds from loans payable of $217,000 in 2013 compared to $486,926 in 2012, proceeds from loans payable – related parties of $21,500 in 2013 compared to $56,500 in 2012, proceeds related to bank overdraft of $47,376 in 2013 compared to payment on bank overdraft of $11,881 in 2012, repurchase of common stock of $5,000 in 2013, proceeds from the issuance of common stock of $20,000 in 2013 compared to $1,000 in 2012, proceeds from the issuance of preferred stock of $149,000 in 2013 compared to $113,400 in 2012, and the repayment of loans payable of $10,100 in 2012.

We will require additional financing during the current fiscal year. During the period from July 1, 2013 to August 2, 2012, we received proceeds of $57,000 from the issuance of convertible promissory notes.

On April 20, 2012, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Ironridge Technology Co., a division of Ironridge Global IV, Ltd. (“Ironridge”), providing for the issuance and sale by the Company to the Ironridge of an aggregate of 1,500 shares of the Company’s Series B Preferred Stock (the “Preferred Shares”) in fifteen (15) equal tranches of 100 Preferred Shares each, at a price of $1,000 per Preferred Share. Pursuant to the Certificate of Designation to create the Series B Preferred Shares, each Preferred Share may be converted at any time at the option of Ironridge into shares of the Company’s common stock, par value $0.001 at a conversion price of $.01 per share, subject to certain adjustments. During the year ended December 31, 2012, the Company received $100,000 for the first tranche of 100 shares and $229,000 of the subscription receivable. During the six months ended June 30, 2013, the Company received $20,000 of the subscription receivable.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On April 12, 2013, pursuant to a debt conversion notice, the Company issued 600,000 shares of the Company’s common stock to satisfy debt obligations of $7,980.

On April 16, 2013, pursuant to a debt conversion notice, the Company issued 847,458 shares of the Company’s common stock to satisfy debt obligations of $10,000.

On April 17, 2013, pursuant to a consulting agreement, the Company issued 200,000 shares of the Company’s common stock for services rendered in the amount of $4,000.

On April 18, 2013, pursuant to a debt conversion notice, the Company issued 589,137 shares of the Company’s common stock to satisfy debt obligations of $1,856.

On April 19, 2013, pursuant to two debt conversion notices, the Company issued 2,089,740 shares of the Company’s common stock to satisfy debt obligations of $6,583.

On April 26, 2013, pursuant to a debt conversion notice, the Company issued 848,485 shares of the Company’s common stock to satisfy debt obligations of $2,800.

On April 30, 2013, pursuant to three debt conversion notices, the Company issued 2,301,623 shares of the Company’s common stock to satisfy debt obligations of $5,498.

On April 30, 2013, pursuant to a consulting agreement, the Company issued 444,444 shares of the Company’s common stock for services rendered in the amount of $4,000.

On May 2, 2013, pursuant to a debt conversion notice, the Company issued 862,069 shares of the Company’s common stock to satisfy debt obligations of $2,500.

On May 6, 2013, pursuant to a debt conversion notice, the Company issued 1,052,229 shares of the Company’s common stock to satisfy debt obligations of $2,210.

On May 6, 2013, pursuant to a consulting agreement, the Company issued 425,000 shares of the Company’s common stock for services rendered in the amount of $4,250.

On May 7, 2013, pursuant to a debt conversion notice, the Company issued 1,700,000 shares of the Company’s common stock to satisfy debt obligations of $3,774.

On May 8, 2013, pursuant to a debt conversion notice, the Company issued 862,069 shares of the Company’s common stock to satisfy debt obligations of $2,500.

On May 13, 2013, pursuant to a debt conversion notice, the Company issued 1,641,010 shares of the Company’s common stock to satisfy debt obligations of $3,118.

On May 16, 2013, pursuant to a debt conversion notice, the Company issued 1,633,137 shares of the Company’s common stock to satisfy debt obligations of $3,103.

On May 20, 2013, pursuant to a debt conversion notice, the Company issued 652,174 shares of the Company’s common stock to satisfy debt obligations of $1,500.

On May 23, 2013, pursuant to two debt conversion notices, the Company issued 3,005,143 shares of the Company’s common stock to satisfy debt obligations of $5,955.

On May 24, 2013, pursuant to a debt conversion notice, the Company issued 960,000 shares of the Company’s common stock to satisfy debt obligations of $1,570.

On June 5, 2013, pursuant to two debt conversion notices, the Company issued 3,026,825 shares of the Company’s common stock to satisfy debt obligations of $3,606.

On June 6, 2013, pursuant to a debt conversion notice, the Company issued 2,000,000 shares of the Company’s common stock to satisfy debt obligations of $2,040.

On June 7, 2013, pursuant to a debt conversion notice, the Company issued 3,004,229 shares of the Company’s common stock to satisfy debt obligations of $3,154.

On June 11, 2013, pursuant to a debt conversion notice, the Company issued 1,384,615 shares of the Company’s common stock to satisfy debt obligations of $1,800.

On June 12, 2013, pursuant to a debt conversion notice, the Company issued 4,539,683 shares of the Company’s common stock to satisfy debt obligations of $4,290.

On June 15, 2013, pursuant to a promissory note payable, the Company issued 250,000 shares of the Company’s common stock to the lender as an inducement to make the loan.

On June 18, 2013, pursuant to a stock purchase agreement, the Company issued 10,000,000 shares of the Company’s common stock to an investor for $20,000.

On June 18, 2013, pursuant to two debt conversion notices, the Company issued 3,892,161 shares of the Company’s common stock to satisfy debt obligations of $4,159.

On June 21, 2013, pursuant to two debt conversion notices, the Company issued 6,933,333 shares of the Company’s common stock to satisfy debt obligations of $4,759.

On June 24, 2013, pursuant to a debt conversion notice, the Company issued 1,340,206 shares of the Company’s common stock to satisfy debt obligations of $1,300.

On June 25, 2013, pursuant to two debt conversion notices, the Company issued 5,871,184 shares of the Company’s common stock to satisfy debt obligations of $3,500.

On June 28, 2013, pursuant to a share exchange agreement, the Company issued 5,630,000 shares of the Company’s common stock in exchange for 4,692 shares of the Company’s Series A preferred stock.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3.    Defaults Upon Senior Securities.

The Company is in default with several of its noteholders as reflected below and disclosed within this report in Note 3 of the Notes to the Consolidated Financial Statements dated June 30, 2013.

Loans Payable:

Hanover Holdings I, LLC	$2,905
Panache Capital, LLC	6,764
Hanover Holdings I, LLC	18,349
Hanover Holdings I, LLC	8,579
Hanover Holdings I, LLC	13,620
Asher Enterprises, Inc.	35,556
Hanover Holdings I, LLC	16,755
Southridge Partners II LP	42,577
SC Advisors, Inc.	15,916
Southridge Partners II LP	2,101
Azfar Hague	42,134
SC Advisors, Inc.	15,794
Southridge Partners II LP	18,858
SC Advisors, Inc.	15,708
Southridge Partners II LP	26,117
Southridge Partners II LP	7,808
$289,541

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

Date: August 19, 2013	By: /s/ Kayode Aladesuyi
Kayode Aladesuyi
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

