Form 10-Q
period 2013-09-30
EAST COAST DIVERSIFIED CORP
filed 2013-11-19
CIK 1256540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of November 11, 2013, the issuer had 1,912,426,925 shares of its Common Stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets
Cash	$368	$–
Accounts receivable, net	222,007	200,040
Inventory	63,424	108,777
Prepaid license fees	200,000	200,000
Prepaid expenses	23,030	15,818
Assets attributable to disputed subsidiary	107,271	107,271
Total current assets	616,100	631,906

Property and equipment, net	4,235	7,401

Other assets
Prepaid license fees	50,000	87,500
Security deposits	20,000	20,000
Total other assets	70,000	107,500

Total assets	$690,335	$746,807

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$37,705	$6,028
Loans payable, current	667,003	404,761
Loans payable - related party, current	499,547	539,909
Due to related party	24,687	64,673
Accounts payable and accrued expenses	607,853	508,940
Accrued payroll and related liabilities	2,342,175	1,938,279
Liabilities attributable to disputed subsidiary	11,116	11,116
Total current liabilities	4,190,086	3,473,706

Other liabilities	–	–

Total liabilities	4,190,086	3,473,706

Commitments and contingencies:
Contingent acquisition liabilities	1,081,850	1,104,973

Amounts payable in common stock	121,225	294,955

Derivative liability	65,275	158,822

Stockholders' deficit
Preferred stock, $0.001 par value, 400,000,000 and 400,000,000 shares authorized:
Series A preferred stock, 209,362,091 and 103,361,855 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	209,362	103,362
Series B preferred stock, 5 and 5 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	–	–
Common stock, $0.001 par value, 5,900,000,000 and 5,900,000,000 shares authorized, 1,337,028,459 and 7,198,321 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,337,028	7,198
Additional paid-in capital	15,682,954	15,930,512
Preferred stock issuable	49,000	–
Common stock issuable	14,000	–
Preferred stock subscriptions receivable	(1,113,498)	(1,155,998)
Accumulated deficit	(20,570,624)	(18,812,108)
Total East Coast Diversified stockholders' deficit	(4,391,778)	(3,927,034)
Noncontrolling interest	(376,323)	(358,615)
Total stockholders' deficit	(4,768,101)	(4,285,649)

Total liabilities and stockholders' deficit	$690,335	$746,807

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Revenues:
Product sales	$101,563	$52,721	$155,385	$514,397
Consulting and development	–	–	–	151,920
User fees	5,386	13,593	13,783	44,401
Total revenues	106,949	66,314	169,168	710,718

Operating Expenses
Cost of revenues:
Product sales	69,979	41,096	96,492	333,289
Consulting and development	–	–	–	–
User fees	6,757	10,006	20,076	48,184
Selling, general and administative expense	453,896	956,732	1,522,806	2,529,998

Total operating expenses	530,632	1,007,834	1,639,374	2,911,471

Loss from operations	(423,683)	(941,520)	(1,470,206)	(2,200,753)

Other income (expense)
Other income	–	57,003	–	58,387
Interest expense	(125,578)	(134,083)	(460,295)	(635,280)
Gain on settlement of debt	–	–	–	141,141
Loss on conversion of debt	–	–	–	(575,263)
Change in derivative liability	160,000	8,518	154,277	(2,291)
Total other income (expense)	34,422	(68,562)	(306,018)	(1,013,306)

Net loss	(389,261)	(1,010,082)	(1,776,224)	(3,214,059)
Net loss attributable to noncontrolling interests	4,459	47,136	17,708	33,746

Net loss from non-disputed operations	(384,802)	(962,946)	(1,758,516)	(3,180,313)

Net income (loss) from disputed subsidiary	–	(12,047)	–	(41,167)

Net loss attributable to East Coast Diversified Corporation	$(384,802)	$(974,993)	$(1,758,516)	$(3,221,480)

Net loss per share - basic and diluted	$(0.00)	$(0.43)	$(0.01)	$(2.23)

Weighted average number of shares outsanding during the period - basic and diluted	601,870,578	2,285,512	215,198,540	1,441,437

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,758,516)	$(3,221,480)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(17,708)	(73,299)
Depreciation and amortization	3,166	24,046
Provision for doubtful accounts	–	311,671
Amortization of intangibles of disputed subsidiary	–	114,750
Issuance of loan payable for consulting services	78,922	60,000
Stock issued for services and compensation	12,900	425,205
Amortization of prepaid license fee	37,500	37,500
Amortization of payment redemption premium as interest	–	12,076
Gain on recovery of redemption premiums	–	(28,975)
Gain on settlement of loans payable	–	(38,646)
Gain on settlement of accounts payable	–	(102,495)
Loss on conversion of debt	–	575,263
Change in derivative liability	(154,277)	2,291
Accretion of beneficial conversion feature on convertible notes payable as interest	400,424	604,841
Accretion of stock discounts to convertible notes payable as interest	–	2,160
Interest accrued on loans payable	56,626	47,224
Assets attributable to disputed subsidiary	–	(107,271)
Liabilities attributable to disputed subsidiary	–	11,116
Changes in operating assets and liabilities:
Accounts receivable, net	(21,967)	(553,551)
Inventory	45,353	(80,261)
Prepaid expenses	(7,212)	(9,000)
Security deposits	–	(15,479)
Escrow deposits	–	(448)
Bank overdraft, net	31,677	(16,675)
Due to related party	(39,986)	(70,568)
Accounts payable and accrued expenses	98,913	608,686
Accrued payroll and related liabilities	564,396	239,282
Net cash used in operating activities	(669,789)	(1,242,037)
Cash flows from investing activities:
Capital expenditures	–	(700)
Net cash used in investing activities	–	(700)
Cash flows from financing activities:
Proceeds from issuance of common stock	20,000	1,000
Proceeds from common stock subscriptions	14,000	–
Repurchase of common stock	(5,000)	–
Proceeds from issuance of preferred stock	184,000	151,900
Proceeds from preferred stock subscriptions	91,500	325,002
Proceeds from loans payable	302,500	676,076
Proceeds from loans payable - related party	65,157	56,500
Repayments of loans payable	(2,000)	(12,600)
Repayments of loans payable - related party	–	(5,000)
Net cash from financing activities	670,157	1,192,878
Net increase (decrease) in cash	368	(49,859)
Cash at beginning of period	–	53,519
Cash at end of period	$368	$3,660

See accompanying notes to consolidated financial statements.

Continued

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,245	$–

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:
Issuance of 1,210,999,766 and 1,702,745 shares of common stock in conversion of loans payable, respectively	$219,159	$768,036

Issuance of 1,000,000 shares of series A preferred stock in conversion of loans payable	$–	$57,000

Issuance of 15,833,333 and 2,592,898 shares of series A preferred stock in conversion of loans payable - related party, respectively	$115,000	$87,500

Payment redemption premiums on convertible notes payable	$–	$10,000

Loans and accounts payable converted to Amounts payable in common stock	$–	$1,068,345

Issuance of 101,300,000 and 1,240,400 shares of common stock in settlement of loans and accounts payable converted to Amounts payable in common stock, respectively	$113,000	$1,114,930

Issuance of 4,324,515 shares of Series A preferred stock to related parties in conversion of 172,981 shares of common stock	$–	$86,490

Issuance of 372,000 shares of Series A preferred stock to third parties in conversion of 14,880 shares of common stock	$–	$7,440

Issuance of 3,000 shares of series B preferred stock under stock subscription	$–	$1,500,000

Beneficial conversion feature of convertible notes payable	$345,590	$708,137

Discount for stock issued in connection with issuance of note payable	$–	$2,160

Issuance of 15,000 shares of common stock in conversion of accrued salaries	$–	$22,500

Issuance of 35,833,333 and 408,164 shares of series A preferred stock in conversion of accrued salaries, respectively	$160,500	$40,000

Prepaid license fee accrued as Due to related party	$–	$150,000

Reduction of acquisition liabilities due to conversion of 39,050 shares of Series A preferred stock to 6,219,000 shares of common stock	$23,123	$–

See accompanying notes to consolidated financial statements.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern

Organization

EarthSearch Communications International, Inc. (“EarthSearch”) was founded in November 2003 as a Georgia corporation. The company subsequently re-incorporated in Delaware on July 8, 2005.

On December 18, 2009, East Coast Diversified Corporation's (“ECDC” or the “Company”) former principal stockholders, Frank Rovito, Aaron Goldstein and Green Energy Partners, LLC (collectively the “Sellers”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with Kayode Aladesuyi (the “Buyer”), pursuant to which the Sellers, beneficial owners of an aggregate of 6,997,150 shares of the Company's common stock (the “Sellers' Shares”), agreed to sell and transfer the Sellers' Shares to the Buyer for an aggregate of Three Hundred Thousand Dollars ($300,000.00). The Purchase Agreement also provided that the Company would enter into a share exchange agreement with EarthSearch.

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

Pursuant to the RP Share Exchange Agreement, no sooner than twelve months from the Effective Date, the Series A Preferred shares shall be convertible, at the option of the holder of such shares, into an aggregate of fifty million shares of the Company’s common stock, par value $0.001 per share. Beginning sixth months from the Effective Date, both the Company and holders of the Series A Preferred shares shall have the option to redeem any portion of such holders’ Series A Preferred shares, for cash, at a price of sixty cents ($0.60) per share. Additionally, commencing twenty-four (24) months from the Effective Date, the holders of the remaining, unsold shares of Rogue Paper common stock may require the Company to redeem such shares, for cash, at a price of three cents ($0.03) per share. During the fourth quarter of 2012, the management of Rogue Paper effectively shut-down operations, denied the Company access to financial records, refused to participate in shareholder or management meetings and all members of Rogue management resigned January 25, 2013. No legal action has been taken by either Rogue Paper or the Company. As financial records have not been available since September 30, 2012, the Company has treated the balance sheets and results of operations of Rogue Paper as a discontinued operation.

On January, 12, 2012, StudentConnect Inc., a Georgia corporation, was formed as a subsidiary of the Company.

On July, 4, 2012, WetWinds Inc., a Georgia corporation, was formed as a subsidiary of the Company.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

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

Rogue Paper, Inc. (“Rogue Paper”), the Company’s majority owned subsidiary, offers second screen technology to the media organizations and businesses. During the fourth quarter of 2012, the management of Rogue Paper effectively shut-down operations, denied the Company access to financial records, refused to participate in shareholder or management meetings and all members of Rogue management resigned on January 25, 2013. No legal action has been taken by either Rogue Paper or the Company. As financial records have not been available since September 30, 2012, the Company has treated the balance sheets and results of operations of Rogue Paper as a discontinued operation.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $20,570,624 at September 30, 2013, a net loss and net cash used in operations of $1,758,516 and $669,789, respectively, for the nine months ended September 30, 2013.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate revenues, and continue to raise additional investment capital.  No assurance can be given that the Company will be successful in these efforts.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

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

Reclassifications

Certain items on the statements of operations for the three and nine months ended September 30, 2012 and statement of cash flows for the nine months ended September 30, 2012 have been reclassified to conform to current period presentation.

Concentration of Credit Risk

The Company grants unsecured credit to commercial and governmental customers in the United States and abroad. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. As of September 30, 2013 and December 31, 2012, two customers account for 70% and 79% of the total accounts receivable, respectively.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense was $nil and $311,671 for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $604,735.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure to its customers.

Note 2 – Disputed Subsidiary

During the fourth quarter of 2012, the management of Rogue Paper effectively shut-down operations, denied the Company access to financial records, refused to participate in shareholder or management meetings and all members of Rogue Paper management resigned on January 25, 2013. No legal action has been taken by either Rogue Paper or the Company. As financial records have not been available since September 30, 2012, the Company has treated the balance sheets and results of operations of Rogue Paper as of and for the periods ended September 30, 2013 and December 31, 2012, respectively, as a discontinued operation.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 2 – Disputed Subsidiary (Continued)

The following table shows the results of Rogue Paper included in the income (loss) from disputed subsidiary:

	Nine Months Ended September 30,
	2013	2012

Revenue	$–	$322,000

Operating expenses:
Cost of revenue	–	135,221
Selling, general and administrative expenses	–	267,543
Amortization of intangible assets	–	–
Total operating expenses	–	402,764

Income (loss) from disputed subsidiary	–	(80,764)

Other expenses:
Other income	–	(44)
Net loss attributable to noncontrolling interests	–	(39,553)

Net income (loss) from loss from disputed subsidiary	$–	$(41,167)

The major classes of assets and liabilities of disputed subsidiary on the balance sheet are as follows:

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$70,951	$70,951
Accounts receivable	27,480	27,480
Prepaid expenses	1,000	1,000
Total current assets	99,431	99,431

Property and equipment, net	7,840	7,840

Total assets of discontinued operations	$107,271	$107,271

LIABILITIES
Current liabilities:
Accounts payable	$11,116	$11,116

Total liabilities of discontinued operations	$11,116	$11,116

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 3 – Loans Payable

Loans payable at September 30, 2013 and December 31, 2012 consist of the following:

	September 30,	December 31,
	2013	2012

Unsecured $30,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due October 17, 2012. During the year ended December 31, 2012, $28,000 of the note balance was converted to common stock. During the nine months ended September 30, 2013, $2,000 of the note was converted to common stock. Accrued interest is equal to $2.905 and $2,750 at September 30, 2013 and December 31, 2012, respectively. This note is in default at September 30, 2013.	$2,905	$4,750

On February 17, 2012, Panache Capital, LLC entered into an agreement to purchase $50,000 of the note payable to Azfar Haque. The Company exchange the original note to Mr. Haque with a new note to Pananche which bears interest at 10% per annum and due February 17, 2013. During the year ended December 31, 2012, $44,348 of the note was converted to common stock. Accrued interest is equal to $1,254 and $786 at September 30, 2013 and December 31, 2012, respectively. This note is in default at September 30, 2013.	6,906	6,438

Unsecured $70,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due October 24 2013. The note is discounted for its unamortized beneficial conversion feature of $2,228 and $27,575 at September 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $14,127 and $7,309 at September 30, 2013 and December 31, 2012, resepctively.	81,899	49,734

In February 2012, Magna Group, LLC entered into two agreements to purchase a total of $275,000 of the note payable to Azfar Haque. The Company exchanged the original note to Mr. Haque with new notes to Magna which bear interest at 12% per annum and due February 24, 2013. During the year ended December 31, 2012, the entire note balance, including accrued interest of $600, totaling $275,600 was converted to common stock.	–	–

Unsecured $16,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due May 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $4,492 at September 30, 2013 and December 31, 2012. Accrued interest is equal to $2,833 and $1,297 at September 30, 2013 and December 31, 2012, respectively. This note is in default at September 30, 2013.	18,833	12,805

Unsecured $10,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due January 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $535 at September 30, 2013 and December 31, 2012, respectively. During the nine months ended September 30, 2013, the note balance of $10,952. including accrued interest, was converted to common stock. Accrued interest is equal to $766 at December 31, 2012.	–	10,231

Unsecured $3,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due January 21, 2013. During the nine months ended September 30, 2013, the note, including accrued interest of $1,770, was converted to common stock.	–	3,013

Unsecured $12,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due February 5, 2013. During the nine months ended September 30, 2013, $6,210 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $-0- and $1,433 at September 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $1,795 amd $839 at September 30, 2013 and December 31, 2012, respectively. This note is in default at September 30, 2013.	7,585	11,406

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 3 – Loans Payable (Continued)

	September 30,	December 31,
	2013	2012

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due February 25, 2012. During the year ended December 31, 2012, $12,000 of the note was converted to common stock. During the nine months ended September 30, 2013, the remaining $21,800 was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $3,092 at December 31, 2012. Accrued interest is equal to $1,600 at December 31, 2012.	–	19,008

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On May 10, 2012, the Company received $3,200, which is due December 31, 2012. During the year ended December 31, 2012, the reamining balance of the note including accrued interest totalling $3,262 was purchased by StarCity Capital, LLC.	–	–

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On June 7, 2012, the Company received $2,500, which is due December 31, 2012. During the year ended December 31, 2012, the reamining balance of the note including accrued interest totalling $2,540 was purchased by StarCity Capital, LLC.	–	–

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On June 12, 2012, the Company received $9,500, which is due December 31, 2012. During the year ended December 31, 2012, the reamining balance of the note including accrued interest totalling $9,643 was purchased by StarCity Capital, LLC.	–	–

Unsecured $5,500 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due March 6, 2013. During the nine months ended September 30, 2013, the note balance of $6,050 was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $1,099 at December 31, 2012. Accrued interest is equal to $328 at December 31, 2012.	–	4,729

Unsecured $42,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due April 19, 2013. During the nine months ended September 30, 2013, the entire balance of the note in the amount of $44,200 was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $13,379 at December 31, 2012. Accrued interest is equal to $1,579 at December 31, 2012.	–	30,700

Unsecured $15,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due March 26, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $3,484 at September 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $2,209 and $794 at September 30, 2013 and December 31, 2012, respectively. This note is in default at September 30, 2013.	17,209	12,310

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 3 – Loans Payable (Continued)

	September 30,	December 31,
	2013	2012

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On August 3, 2012, the Company received $18,350, which was due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $2,741 at December 31, 2012. During the year ended December 31, 2012, $516 of the note was purchased by StarCity Capital, LLC. During the nine months ended September 30, 2013, the note balance of $19,168 was purchased by Tangiers Investment Group, LLC. Accrued interest is equal to $381 at December 31, 2012.	–	15,474

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On August 20, 2012, the Company received $10,000, which was due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $1,514 at December 31, 2012. During the nine months ended September 30, 2013, the note balance of $10,300 was purchased by SGI Group, LLC. Accrued interest is equal to $183 at December 31, 2012.	–	8,669

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On August 27, 2012, the Company received $40,000, which was due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $7,143 at December 31, 2012. During the nine months ended September 30, 2013, the note balance of $40,000 was purchased by WHC Capital, LLC. Accrued interest is equal to $699 at December 31, 2012.	–	33,556

Unsecured $10,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due March 31, 2013. During the nine months ended September 30, 2013, the note, including accrued interest of $399, was converted to common stock.	–	8,097

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On September 5, 2012, the Company received $4,100, which was due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $891 at December 31, 2012. During the nine months ended September 30, 2013, the note balance of $4,264 was purchased by Tangiers Investment Group, LLC. Accrued interest is equal to $66 at December 31, 2012.	–	3,275

Unsecured $40,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and due March 31, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $6,154 at September 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $3,384 and $925 at September 30, 2013 and December 31, 2012, respectively. This note is in default at September 30, 2013.	43,384	34,771

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and due June 30, 2013. Accrued interest is equal to $1,218 and $299 at September 30, 2013 and December 31, 2012, respectively. This note is in default at September 30, 2013.	16,218	15,299

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 3 – Loans Payable (Continued)

	September 30,	December 31,
	2013	2012

Unsecured $10,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due June 30, 2013. During the nine months ended September 30, 2013, the note, including accrued interest, was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $6,704 at December 31, 2012. Accrued interest is equal to $195 at December 31, 2012.	–	3,491

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On October 24, 2012, the Company received $5,000, which is due May 24, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $1,456 at December 31, 2012. During the nine months ended September 30, 2013, the note balance of $5,169 was purchased by Tangiers Investment Group, LLC. Accrued interest is equal to $75 at December 31, 2012.	–	3,619

Unsecured $39,647 note payable to Azfar Hague, which bears interest at 9% per annum and due April 25, 2013. $20,000 of this note was purchased by Tangiers Investment Group, LLC on July 26, 2013. Accrued interest is equal to $2,933 and $655 at September 30, 2013 and December 31, 2012, respectively. This note is in default at September 30, 2013.	22,580	40,302

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and due June 30, 2013. Accrued interest is equal to $1,096 and $181 at September 30, 2013 and December 31, 2012, respectively. This note is in default at September 30, 2013.	16,096	15,181

Unsecured $7,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due September 30, 2013. During the nine months ended September 30, 2013, the note, including accrued interest, was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $5,415 at December 31, 2012. Accrued interest is equal to $81 at December 31, 2012.	–	1,666

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due August 13, 2013. During the nine months ended September 30, 2013, $3,300 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $-0- and $24,932 at September 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $2,285 and $370 at September 30, 2013 and December 31, 2012, respectively. This note is in default at September 30, 2013.	31,485	7,938

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On November 15, 2012, the Company received $10,000, which was due May 15, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $3,309 at December 31, 2012. During the nine months ended September 30, 2013, the note was purchased by WHC Capital, LLC. Accrued interest is equal to $109 at December 31, 2012.	–	7,150

Unsecured $18,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due June 30, 2013. During the nine months ended September 30, 2013, $14,471 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $-0- and $15,296 at September 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $1,151 and $126 at September 30, 2013 and December 31, 2012, respectively. This note is in default at September 30, 2013.	4,680	2,830

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 3 – Loans Payable (Continued)

	September 30,	December 31,
	2013	2012

Unsecured $9,000 convertible note payable to Star City Capital LLC, which bears interest at 12% per annum and due December 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $1,561 and $8,220 at September 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $907 and $83 at September 30, 2013 and December 31, 2012, respectively.	8,346	863

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and due June 30, 2013. Accrued interest is equal to $1,010 and $99 at September 30, 2013 and December 31, 2012, respectively. This note is in default at September 30, 2013.	16,010	15,099

Unsecured $25,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due June 30, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $22,625 at September 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $1,621 and $104 at September 30, 2013 and December 31, 2012, respectively.. This note is in default at September 30, 2013.	26,621	2,479

On December 12, 2012, Star City Capital LLC entered into an agreement to purchase $19,700 of a note payable to Bulldog Insurance. The note bears interest at 8% per annum and is due on demand. During the nine months ended September 30, 2013, $10,626 of the note was converted to common stock. Accrued interest is equal to $391 and $51 at September 30, 2013 and December 31, 2012, respectively.	9,698	19,751

Unsecured $7,500 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and due June 30, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $7,378 at September 30, 2013 and December 31, 2012, respectively. Accrued interest is equal to $459 and $5 at September 30, 2013 and December 31, 2012, respectively. This note is in default at September 30, 2013.	7,959	127

On January 3, 2013, SGI Group, LLC entered into an agreement to purchase $10,300 of notes payable to Bulldog Insurance. The note bears interest at 12% per annum and due on demand. During the nine months ended September 30, 2013, the note, including accrued interest, was converted to common stock.	–	–

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due November 1, 2013. The note is discounted for its unamortized beneficial conversion feature of $3,633 at September 30, 2013. Accrued interest is equal to $1,696.	30,563	–

Unsecured $35,000 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $2,319.	37,319	–

Unsecured $43,922 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $2,910.	46,832	–

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 3 – Loans Payable (Continued)

	September 30,	December 31,
	2013	2012

Unsecured $5,000 note payable to James Flowers, which include flat interest of $500 at maturity and due December 1, 2013. $2,000 of the note was repaid during the nine months ended September 30, 2013. Accrued interest is equal to $434.	3,434	–

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due January 31, 2014. The note is discounted for its unamortized beneficial conversion feature of $13,892 at September 30, 2013. Accrued interest is equal to $1,097.	19,705	–

Unsecured $7,000 note payable to Andre Fluellen, which include flat interest of $1,500 at maturity and due October 30, 2013. Accrued interest is equal to $1,247.	8,247	–

Unsecured $18,000 note payable to Bulldog Insurance, which bears interest at 7% per annum and due December 1, 2013. Accrued interest is equal to $504.	18,504	–

On May 6, 2013, WHC Capital, LLC entered into an agreement to purchase $50,000 of notes payable to Bulldog Insurance. The note bears interest at 8% per annum and is due March 6, 2014. During the nine months ended September 30, 2013, $19,472 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $21,128 at September 30, 2013. Accrued interest is equal to $2,704 at September 30, 2013.	12,104	–

Unsecured $20,000 convertible note payable to WHC Capital, LLC., which bears interest at 8% per annum and due March 9, 2014. The note is discounted for its unamortized beneficial conversion feature of $8,613 at September 30, 2013. Accrued interest is equal to $631.	12,018	–

Unsecured $20,000 note payable to Robert Saidel, which bears interest at 7% per annum and due December 1, 2013. Accrued interest is equal to $495.	20,495	–

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due March 3, 2014. The note is discounted for its unamortized beneficial conversion feature of $15,687 at September 30, 2013. Accrued interest is equal to $876.	17,689	–

Unsecured $7,500 note payable to Andre Fluellen, which include flat interest of $1,400 at maturity and due December 1, 2013. Accrued interest is equal to $926.	8,426	–

Unsecured $10,000 note payable to Sammie Hill, III, which include flat interest of $2,000 at maturity and due December 15, 2013. Accrued interest is equal to $1,169.	11,169	–

Unsecured $5,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 10% per annum and due June 21, 2014. The note is discounted for its unamortized beneficial conversion feature of $3,616 at September 30, 2013. Accrued interest is equal to $138.	1,522	–

On June 21, 2013, Tangiers Investment Group, LLC entered into an agreement to purchase $4,264 of notes payable to Bulldog Insurance. The note bears interest at 10% per annum and is due June 21, 2014. During the nine months ended September 30, 2013, the note was converted to common stock.	–	–

On June 21, 2013, Tangiers Investment Group, LLC entered into an agreement to purchase $5,169 of notes payable to Bulldog Insurance. The note bears interest at 10% per annum and due June 21, 2014. During the nine months ended September 30, 2013, the note was converted to common stock.	–	–

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 3 – Loans Payable (Continued)

	September 30,	December 31,
	2013	2012

On June 21, 2013, Tangiers Investment Group, LLC entered into an agreement to purchase $19,168 of notes payable to Bulldog Insurance. The note bears interest at 10% per annum and due June 21, 2014. During the nine months ended September 30, 2013, the note was converted to common stock.	–	–

Unsecured $12,000 note payable to Bulldog Insurance, which bears interest at 7% per annum and due December 1, 2013. Accrued interest is equal to $221.	12,221	–

Unsecured $3,000 note payable to Andre Fluellen, which include flat interest of $500 at maturity and due December 1, 2013. Accrued interest is equal to $292.	3,292	–

Unsecured $3,000 note payable to Andre Fluellen, which include flat interest of $500 at maturity and due February 22, 2014. Accrued interest is equal to $32.	3,032	–

Unsecured $14,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and due May 5, 2014. The note is discounted for its unamortized beneficial conversion feature of $10,767 at September 30, 2013. Accrued interest is equal to $165.	3,898	–

Unsecured $8,500 non-interest bearing note payable to Azfar Hague due February 5, 2014.	8,500	–

Unsecured $10,000 non-interest bearing note payable to Azfar Hague due February 20, 2014.	10,000	–

Unsecured $8,500 note payable to Bulldog Insurance, which bears interest at 5% per annum and due February 28, 2014. Accrued interest is equal to $35.	8,535	–

Unsecured $7,500 note payable to Robert Saidel, which bears interest at 7% per annum and due January 8, 2014. Accrued interest is equal to $121.	7,621	–

Unsecured $10,000 note payable to Robert Saidel, which bears interest at 7% per annum and due February 16, 2014. Accrued interest is equal to $86.	10,086	–

Unsecured $4,000 note payable to Robert Saidel, which bears interest at 7% per annum and due March 9, 2014. Accrued interest is equal to $16.	4,016	–

Unsecured $6,500 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 10% per annum and due July 25, 2014. The note is discounted for its unamortized beneficial conversion feature of $5,306 at September 30, 2013. Accrued interest is equal to $119.	1,313	–

On July 26, 2013, Tangiers Investment Group, LLC entered into an agreement to purchase $20,000 of notes payable to Azfar Hague. The note bears interest at 10% per annum and is due July 26, 2014. The note is discounted for its unamortized beneficial conversion feature of $16,383 at September 30, 2013. Accrued interest is equal to $362.	3,979	–

Unsecured $5,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 10% per annum and due August 2, 2014. The note is discounted for its unamortized beneficial conversion feature of $4,191 at September 30, 2013. Accrued interest is equal to $81.	890	–

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 3 – Loans Payable (Continued)

	September 30,	December 31,
	2013	2012

On August 2, 2013, Tangiers Investment Group, LLC entered into an agreement to purchase $15,000 of notes payable to Bulldog Insurance. The note bears interest at 10% per annum and is due August 2, 2014. During the nine months ended September 30, 2013, $7,592 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $5,075 at September 30, 2013. Accrued interest is equal to $120.	2,453	–

Unsecured $5,000 convertible note payable to WHC Capital, LLC., which bears interest at 8% per annum and due August 12 2014. The note is discounted for its unamortized beneficial conversion feature of $4,328 at September 30, 2013. Accrued interest is equal to $54.	726	–

Total Loans Payable	$667,003	$404,761

The Company accrued interest expense of $47,144 and $126,284 for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, on the above loans.  Accrued interest is included in the loan balances.

The Company borrowed $302,500 and $851,711 during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. The Company made payments of $2,000 and $12,600 on the loans during the nine months ended September 30, 2013 and the year ended December 31, 2012. During the nine months ended September 30, 2013, the Company converted $219,159 of loans payable into 1,210,999,766 shares of the Company’s common stock. During the year ended December 31, 2012, the Company converted $875,433 of loans payable into 3,693,754 shares of the Company’s common stock and $57,000 of loans payable into 1,000,000 shares of the Company’s Series A preferred stock.

Note 4 – Related Parties

Loans payable – related parties at September 30, 2013 and December 31, 2012 consist of the following:

	September 30,	December 31,
	2013	2012

Unsecured non-interest bearing notes payable, due on demand, to Frank Russo, a Director of the Company. During the nine months ended September 30, 2013, $60,000 of the note balance was converted to Series A preferred stock.	$300,229	$354,979

Unsecured notes payable to Edward Eppel, a Director of the Company, which bears interest at 10% per annum and is due on demand. During the nine months ended September 30, 2013, $55,000 of the note was converted to Series A preferred stock. Accrued interest is equal to $40,855 and $31,374, respectively.	199,318	184,930

Total	$499,547	$539,909

Frank Russo, a Director of the Company, is a holder of an unsecured non-interest bearing note of the Company.  At December 31, 2012, $354,979 was due to Mr. Russo.  The Company borrowed $5,250 from Mr. Eppel during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, the Company converted $60,000 of the note into 9,166,667 shares of Series A preferred stock.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 4 – Related Parties (Continued)

Edward Eppel, a Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum. At December 31, 2012, $184,930 was due to Mr. Eppel.  The Company borrowed $59,908 from Mr. Eppel during the nine months ended September 30, 2013.  $9,480 of interest was accrued and included in the loan balance for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, the Company converted $55,000 of the note into 6,666,667 shares of Series A preferred stock.

During the nine months ended September 30, 2013, Mr. Anis Sherali, a Director of the Company, purchased 10,000,000 shares of the Company’s common stock for $20,000 and 14,862,035 shares of the Company’s Series A preferred stock for $55,500. Additionally, during the nine months ended September 30, 2013 Mr. Sherali agreed to purchase 19,750,000 shares of common stock for $14,000 and 17,000,000 shares of Series A preferred stock for $49,000. These amounts are shown as common stock issuable and preferred stock issuable, respectively, at September 30, 2013.

The Company converted $130,000 of accrued salaries due to Mr. Kayode Aladesuyi, the Chief Executive Officer and Director of the Company, into 23,333,333 shares of the Company’s Series A preferred stock.

Andrea Sousa, Comptroller of the Company, is the wife of Kayode Aladesuyi. During the nine months ended September 30, 2013 the Company converted $20,000 of accrued salaries due to Ms. Rocha into 10,000,000 shares of the Company’s Series A preferred stock.

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

As the terms of the settlement include issuing common stock at a 35% discount to the conversion price, a derivative liability for the discount was established at the time of the Settlement of Claims of $575,263, which was charged to operations during the year ended December 31, 2012 as a loss on conversion of debt. The derivative liability is revalued at the end of each reporting period with any change in the liability being charged to operations. For the nine months ended September 30, 2013 and the year ended December 31, 2012, the change in derivative liability of $5,723 and $12,099, respectively, has been expensed.

As common stock is issued in installments on the settlement, the Amounts Payable in Common Stock and the Derivative Liability will be reduced accordingly. During the nine months ended September 30, 2013, 101,300,000 shares of common stock, with a market value of $113,000, were issued to Ironridge in settlement of $173,730 of the liability, resulting in the reduction of the derivative liability of $105,270. During the year ended December 31, 2012, 1,610,400 shares of common stock, with a market value of $1,201,930, were issued to Ironridge in settlement of $773,390 of the liability, resulting in the reduction of the derivative liability of $416,441.

Note 6 – Stockholders’ Deficit

Authorized Capital

On September 17, 2010, the Board authorized the creation of a common stock incentive plan (the “2010 Stock Incentive Plan”) for our management and consultants. The Company registered twenty five million (25,000,000) shares of its common stock pursuant to the 2010 Stock Incentive Plan on Form S-8 filed with the Commission on September 27, 2010. As of September 30, 2013, no options have been granted under the plan.

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

September 30, 2013

(unaudited)

Note 6 – Stockholders’ Deficit (Continued)

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

Preferred Stock Issuable for Subscriptions

During the nine months ended September 30, 2013, the Company entered into subscription agreements for 114,662,035 shares of its Series A preferred stock to be issued for a total of $361,500. $248,000 cash was received for 74,812,035 shares, $15,000 of loans from related parties was converted into 7,500,000 shares, $60,500 of accrued salaries was converted into 27,500,000. As of September 30, 2013, there were 17,000,000 shares of Series A preferred stock, representing $49,000, remaining to be issued.

During the year ended December 31, 2012, the Company issued 1,500 shares of series B preferred stock in a private placement for a total of $1,500,000 ($1,000 per share). During the nine months ended September 30, 2013, $20,000 of the subscription receivable was received in cash.

Preferred Stock Issued in Conversion of Debt

During the nine months ended September 30, 2013, the Company issued 8,333,333 shares of Series A preferred stock in the conversion of $100,000 of notes payable to related parties (see Note 4 – Related Parties).

During the nine months ended September 30, 2013, the Company issued 8,333,333 shares of Series A preferred stock in the conversion of $100,000 of accrued salaries.

Preferred Stock Issued in Conversion of Common Stock

During the nine months ended September 30, 2013, the Company issued 164,286 shares of Series A preferred stock to an unrelated party for the conversion and return of 6,572 shares of common stock.

Common Stock Issuable for Subscriptions

During the nine months ended September 30, 2013, the Company entered into subscription agreements for 19,750,000 shares of its common stock to be issued for a total of $14,000.

Common Stock Purchased for Cash

During the nine months ended September 30, 2013, the Company purchased 1,500 shares of its common stock from a shareholder for $5,000 ($3.33 per share).

Common Stock Issued for Cash

During the nine months ended September 30, 2013, the Company issued 10,000,000 shares of its common stock to a director for $20,000 ($0.002 per share) (see Note 4 – Related Parties).

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 6 – Stockholders’ Deficit (Continued)

Common Stock Issued in Conversion of Debt

During the nine months ended September 30, 2013, the Company issued 1,210,999,766 shares of common stock in the conversion of $219,158 of notes payable to unrelated parties (see Note 3 – Loans Payable).

During the nine months ended September 30, 2013, the Company issued 101,300,000 shares of common stock, with a market value of $113,000, to Ironridge in settlement of $173,730 of amounts payable in common stock (see Note 5 – Amounts Payable in Common Stock and Derivative Liability).

Common Stock Issued for Services

During the nine months ended September 30, 2013, the Company issued 1,319,444 shares of common stock to two unrelated parties for services of $12,900, or an average price of $0.01 per share based on the fair value of the shares at the time of issuance.

Common Stock Issued in Conversion of Preferred Stock

During the nine months ended September 30, 2013, the Company issued 6,219,000 shares of common stock to unrelated parties for the conversion and return of 39,050 shares of Series A preferred stock resulting in a reduction in the acquisition liability related to the RP Share Exchange Agreement with the shareholders of Rogue Paper of $23,123.

Note 7 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities in Marietta, Georgia. The term of the lease is 66 months with escalating lease payments beginning at $2,163 per month. At September 30, 2013, future minimum lease payments under the lease are as follows:

2013	6,684
2014	27,550
2015	28,366
2016	29,219
2017	15,054

$106,873

Rent expense was $22,946 and $26,920 for the nine months ended September 30, 2013 and 2012, respectively.

Acquisition Liabilities

Pursuant to the RP Share Exchange Agreement with Rogue Paper, Inc., commencing six months from October 23, 2011 (the “Execution Date”), both the Company and the holders of the Preferred Shares shall have the option to redeem any portion of such holders Preferred Shares for cash, at a price of sixty cents ($0.60) per share, or $1,075,000.  Commencing twenty four (24) months from the Execution date, holders of the remaining forty-nine percent (49%) of Rogue Paper Common Shares, have the option to have such shares redeemed by the Company for cash, at a price of $0.03 per share, or $29,973.  During the nine months ended September 30, 2013, the Company issued 6,219,000 shares of common stock to unrelated parties for the conversion and return of 39,050 shares of Series A preferred stock resulting in a reduction in the acquisition liability of $23,123.

License Agreements

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of BBGN&K. The license agreement calls for royalty payments beginning in 2012 of 8% of the revenue generated from the use of the license, to be paid quarterly. Royalty expense was $4,013 and $43,575 for the nine months ended September 30, 2013 and 2012, respectively.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 7 – Commitments and Contingencies (Continued)

On August 5, 2012, the Company entered into a license agreement with Web Asset, LLC (“Web Asset”) for the rights to use certain social media concept and idea created by Mr. Kayode Aladesuyi. The license agreement calls for royalty payments of 49% of the revenues earned by the Company in its use of the social media concept after the Company has earned its first $2,000,000 of revenue, payable quarterly. No royalty payments have been made as of September 30, 2013.

Note 8 – Subsequent Events

On October 9, 2013, the Company issued 2,500,000 shares of its series A preferred stock in to Anis Sherali, a director of the Company, for $5,000 cash.

On October 21, 2013, the Company issued 148,154,000 shares of its common stock in conversion of loans payable in the amount of $7,408.

On October 22, 2013, the Company issued 147,048,592 shares of its common stock in conversion of loans payable in the amount of $7,352.

On October 23, 2013, the Company issued 173,185,200 shares of its common stock in conversion of loans payable in the amount of $8,533.

On October 25, 2013, the Company issued a $3,500 unsecured convertible promissory note to Robert Saidel. The note bears interest at 7% per annum and is due April 25, 2014.

On October 31, 2013, the Company issued a $20,000 unsecured convertible promissory note to CJ Mosley. The note includes flat interest of $1,800, is due April 28, 2014, and is convertible at a 30% discount to the current market trading price as of the conversion date.

On October 31, 2013, the Company issued 3,750,000 shares of its series A preferred stock in to Anis Sherali, a director of the Company, for $7,500 cash.

On November 1, 2013, the Company issued 107,010,674 shares of its common stock in conversion of loans payable in the amount of $5,351.

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

Plan of Operation

2013 operations represented a significant shift in focus and business restructuring for the Company. We completed the development of 2 new divisions, “StudentConnect” and “WetWinds,” and began to commercialize both divisions. The Company is continuing to focus its resources on completing the development of its two newest divisions StudentConnect and WetWinds (Vir2o).

To accomplish our commercial objectives we hired key executives to manage development activities for all divisions of the Company.

Marketing and Business Development

We completed the development of Vir2o and launched the site as planned in Brazil, India, US, Nigeria, Canada and UK representing markets where we will offer commercial content.

We hired SocialRadius to engage in public and media relations campaign for Vir2o.

We began the development of the mobile application for Vir2o and will launch the mobile application on September 1 st 2013.

We opened the Amazon aStore to all users on Vir2o on July 22, 2013.

EarthSearch Communications

In March 2013 we reconstituted our sales team for EarthSearch. We hired a a new Director of Sales and a team of outside sales executives. Due to the rebound in the US economy we have refocused our resources on the expansion of commercial activities in the US and North America.

We are currently engaged in numerous pilot projects with several major organizations, including but not limited to the following partners and customers: Proseguer Uraguay, and Oando Oil in Nigeria. Our business with each of the aforementioned organizations consists of the following:

Proseguer Uruguay:

We executed a 2 year licensing agreement with Prosequer in Uruguay and delivered an initial pilot order of 50 TrailerSeals. Proseguer is currently working on a project with the Uruguay Customs Authority for the tracking of Cargo transported between Uruguay and neighboring countries. Our TrailerSeals will be installed on all containers traveling between Uruguay and neighboring countries. We have developed and localized a version of our GATIS software in Uruguay for the intended deployment of a full operation in 2014.

Oando Oil in Nigeria

We completed our pilot project for Oando Oil in Nigeria and delivered 400 units of oil tanker monitoring devices for the project and are implementing several pilot projects for our Regional Master Licensee for West Africa (Halogen Security), these pilot projects include Lagos State Government Waste Management and an oil pipeline monitoring project for the Nigerian National Petroleum commission through our partner Halogen Security.

StudentConnect

The Company has commercially launched StudentConnect, our school transportation and safety division. We executed 5-year contracts with school Districts in South Carolina, Kentucky, Louisiana, and Arkansas. We intend to have all 4 school districts fully installed and implemented for the school year beginning January 2014. In addition, we are continuing pilot testing and discussions with school districts in GA, SC, KY, AR, AL, NC and LA. We anticipate additional agreements executed by year end for further deployment in 2014.

We executed 2 agreements with Verizon Wireless, The Verizon Partner Program and the Verizon Master Services Agreements (MSA). The MSA agreement gives us access to the Verizon network and grants Verizon wireless exclusive right to provide network services to all schools utilizing StudentConnect. Under the Verizon Partner Program, Verizon and StudentConnect shall engage in joint sales and marketing of the StudentConnect product to school districts across the country. Verizon’s sales force shall market StudentConnect to school districts nationwide.

We anticipate having access to the Verizon sales force which will allow us to reach greater audience for the continued and accelerated growth of the StudentConnect division of our business. To meet the potential demand we have expanded our technical and customer service operation and plan to increase our warehousing capabilities.

WetWinds dba “Vir2o”

WetWinds is a technology company that provides interactive social media experiences for users across the globe through its online platform Vir2o. We launched the beta version of Vir2o on April 5, 2013. We filed provisional patent application with the US Trade Mark office in April of 2013 and expect to complete a full non provisional application by January 2014.

We launched the full version of Vir2o on July 1, 2013. The platform will offer an online movie service, music service “VMaestro”, a ecommerce platform “MarketPlace” , Gaming platform, Web Radio, Live event broadcast, a World Headline news feature and our proprietary “nVite” technology. The social media product was designed to improve social engagement on the internet.

On August 1, 2013, we executed an agreement with Ad Media to provide advertisement content to Vir2o.

We offer commercial content and advertisement platform in 4 additional markets outside the US. We implemented advertisement capability on the platform and currently display advertisement on the platform in 40 countries.

In September 2013 we hired several independent consultants in Nigeria and Brazil to help facilitate the growth of the platform in both markets with the recruitment of users and content providers,

Our user recruitment strategy includes the engagement of a public relations firm to target and introduce our proprietary nVite technology to the public. We are consistently promoting the platform on social media, engaging potential users with games and contest in all markets where we are actively promoting the site, and hope to engage online bloggers and celebrities to endorse the platform.

On October 18, 2013, we launched the mobile app for Vir2o on iOS, Android and Blackberry platforms making it available to all users with smart phones. In addition we launched the app in html for users that do not have smartphones.

On October 20, 2013, we entered into an agreement with AdMob, the mobile ad division of Google, to provide advertisement on the mobile apps. We anticipate that these advertisements will be deployed by the end of 2013.

We intend to accelerate and increase our promotion and marketing efforts to grow the site as we move into 2014. Our goal is to have the site actively growing with users, content and revenue.

We filed a trademark application with the USPTO for our brand and logo Vir2o and the “V” brand as a social plug in and widget.

Rogue Paper

We do not have a management role in Rogue Paper or its operation. During the fourth quarter of 2012, the management of Rogue Paper effectively shut-down operations, denied the Company access to financial records, refused to participate in shareholder or management meetings and all members of Rogue Paper management resigned on January 25, 2013. No legal action has been taken by either Rogue Paper or the Company.

Results of Operations

For the Three Months Ended September 30, 2013 and 2012

Revenues

For the three months ended September 30, 2013, our revenue was $106,949 compared to $66,314 for the same period in 2012, representing an increase of 61%. This decrease is attributed to increase in orders of our EarthSearch products, while we continue our focus on completing development of the StudentConnect and WetWinds divisions.

Revenues are generated from three separate but related offerings, RFID/GPS product sales, consulting services, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $101,563 and $52,721 for the three months ended September 30, 2013 and 2012, respectively.  Revenues for consulting services were $-0- and $-0- for the three months ended September 30, 2013 and 2012.  User fees were $5,386 and $13,593 for the three months ended September 30, 2013 and 2012, respectively.

Operating Expenses

For the three months ended September 30, 2013, operating expenses were $530,632 compared to $1,007,834 for the same period in 2012, a decrease of 47%.

Cost of revenues increased $25,634 and is directly attributable to the increase in revenues for the three months ended September 30, 2013.

For the three months ended September 30, 2013, selling, general and administrative expenses were $453,896 compared to $956,732 for the same period in 2012, a decrease of 53%. This decrease was primarily caused by professional fees related to public company compliance and investor relations decreased by $131,500; bad debt expenses decreased by $125,002; royalties owed on a license agreement decreased by $1,024; and salary expenses of $243,203.

Net Loss

We generated net losses of $384,802 for the three months ended September 30, 2013 compared to $974,993 for the same period in 2012, a decrease of 61%. Included in the net loss for the three months ended September 30, 2013 was interest expense of $125,578 (of which $101,476 represents accretion of embedded beneficial conversion features on notes payable); offset by the change in derivative liability of $160,000 and non-controlling interests’ share of the net loss of EarthSearch of $4,459.  Included in the net loss for the three months ended September 30, 2012 was interest expense of $134,083 (of which $138,230 represents accretion of embedded beneficial conversion features on notes payable); offset by other income of $57,003, change in derivative liability of $8,518, net loss from disputed subsidiary of $12,047 and non-controlling interests’ share of the net loss of EarthSearch of $47,136.

For the Nine Months ended September 30, 2013 and 2012

Revenues

For the nine months ended September 30, 2013, our revenue was $169,168 compared to $710,718 for the same period in 2012, representing a decrease of 76%. This decrease is attributed to our focus on completing development of the StudentConnect and WetWinds divisions.

Revenues are generated from three separate but related offerings, RFID/GPS product sales, consulting services, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $155,385 and $514,397 for the nine months ended September 30, 2013 and 2012, respectively.  Revenues for consulting services were $-0- for the nine months ended September 30, 2013, compared to $151,920 for the nine months ended September 30, 2012.  User fees were $13,783 and $44,401 for the nine months ended September 30, 2013 and 2012, respectively.

Operating Expenses

For the nine months ended September 30, 2013, operating expenses were $1,639,374 compared to $2,911,471 for the same period in 2012, a decrease of 44%.

Cost of revenues decreased $264,905 and is directly attributable to the decrease in revenues for the nine months ended September 30, 2013.

For the nine months ended September 30, 2013, selling, general and administrative expenses were $1,522,806 compared to $2,529,998 for the same period in 2012, a decrease of 40%. This decrease was primarily caused by professional fees related to public company compliance and investor relations decreased by $529,538; bad debt expenses decreased by $309,517, royalties owed on a license agreement decreased by $39,563; travel expense decreased by $8,413; and amortization of intangible assets and prepaid license fees decreased by $9,273; offset by an increase in salary expenses of $37,000 and consulting expenses of $51,470.

Net Loss

We generated net losses of $1,758,516 for the nine months ended September 30, 2013 compared to $3,221,480 for the same period in 2012, a decrease of 45%. Included in the net loss for the nine months ended September 30, 2013 was interest expense of $460,295 (of which $400,424 represents accretion of embedded beneficial conversion features on notes payable); offset by change in derivative liability of $154,277and non-controlling interests’ share of the net loss of EarthSearch of $17,708.  Included in the net loss for the nine months ended September 30, 2012 was interest expense of $635,280 (of which $604,841 represents accretion of embedded beneficial conversion features on notes payable), a loss on conversion of debt of $575,263, change in derivative liability of $2,291; offset by other income of $58,387, gain on settlement of debt of $141,141, net loss from disputed subsidiary of $41,167 and non-controlling interests’ share of the net loss of EarthSearch of $33,746.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2013 and 2012, we funded our operations through financing activities consisting of private placements of equity securities with outside investors and loans from related and unrelated parties. Our principal use of funds during the nine months ended September 30, 2013 and 2012 has been for working capital and general corporate expenses.

Liquidity and Capital Resources during the nine months ended September 30, 2013 compared to the nine months ended March 30, 2012

As of September 30, 2013, we had cash of $368 and a working capital deficit of $3,573,986.  The Company generated a negative cash flow from operations of $669,789 for the nine months ended September 30, 2013, as compared to cash used in operations of $1,242,037 for the nine months ended September 30, 2012. The negative cash flow from operating activities for the nine months ended September 30, 2013 is primarily attributable to the Company's net loss from operations of $1,758,516, offset by noncash depreciation and amortization of $3,166, issuance of loan payable for consulting services of $78,922, stock issued for services of $12,900, amortization of prepaid license fees of $37,500, accretion of beneficial conversion features on convertible notes payable of $400,424, accrued interest on loans payable of $56,626, changes in operating assets and liabilities of $671,174, and increased by change in derivative liability of $154,277 and noncontrolling interests in the loss of EarthSearch of $17,708.

The negative cash flow from operating activities for the nine months ended September 30, 2012 is primarily attributable to the Company's net loss from operations of $3,221,480, offset by noncash depreciation and amortization of $24,046, provision for doubtful accounts of $311,671, amortization of intangible assets of disputed subsidiary of $114,750, issuance of loan payable for consulting services of $60,000, stock issued for services and compensation of $425,205, amortization of prepaid license fees of $37,500, amortization of payment redemption premiums of $12,076, loss on conversion of debt of $575,263, change in derivative liability of $2,291, accretion of beneficial conversion features on convertible notes payable of $604,841, accretion of stock discounts on convertible notes payable of $2,160, accrued interest on loans payable of $47,224, liabilities of disputed subsidiary of $11,116, changes in operating assets and liabilities of $101,986 and increased by gain on recovery of redemption premiums of $28,975, gain on settlement of loans payable of $38,646, gain on settlement of accounts payable of $102,495, assets of disputed subsidiary of $ 107,271 and noncontrolling interests in the losses of EarthSearch of $73,299.

No cash was used in investing activities for the nine months ended September 30, 2013 while $700 was used for capital expenditures for the nine months ended September 30, 2012.

Cash generated from our financing activities was $670,157 for the nine months ended September 30, 2013, compared to $1,192,878 during the comparable period in 2012. This decrease was primarily attributed to the proceeds from the issuance of preferred stock subscriptions of $91,500 in 2013 compared to $325,002 in 2012, proceeds from the issuance of common stock subscriptions of $14,000 in 2013, proceeds from loans payable of $302,500 in 2013 compared to $676,076 in 2012, proceeds from loans payable – related parties of $65,157 in 2013 compared to $56,500 in 2012, repurchase of common stock of $5,000 in 2013, proceeds from the issuance of common stock of $20,000 in 2013 compared to $1,000 in 2012, proceeds from the issuance of preferred stock of $184,000 in 2013 compared to $151,900 in 2012, the repayment of loans payable of $2,000 in 2013 compared to $12,600 in 2012, and the repayment of loans payable – related party of $5,000 in 2012.

We will require additional financing during the current fiscal year. During the period from October 1, 2013 to October 31, 2013, we received proceeds of $23,500 from the issuance of convertible promissory notes and loans and $12,500 from the sale of preferred stock.

On April 20, 2012, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Ironridge Technology Co., a division of Ironridge Global IV, Ltd. (“Ironridge”), providing for the issuance and sale by the Company to the Ironridge of an aggregate of 1,500 shares of the Company’s Series B Preferred Stock (the “Preferred Shares”) in fifteen (15) equal tranches of 100 Preferred Shares each, at a price of $1,000 per Preferred Share. Pursuant to the Certificate of Designation to create the Series B Preferred Shares, each Preferred Share may be converted at any time at the option of Ironridge into shares of the Company’s common stock, par value $0.001 at a conversion price of $.01 per share, subject to certain adjustments. During the year ended December 31, 2012, the Company received $100,000 for the first tranche of 100 shares and $229,000 of the subscription receivable. During the nine months ended September 30, 2013, the Company received $42,500 of the subscription receivable.

In connection with the Closing, on April 20, 2012 the Company entered into a Registration Rights Agreement with Ironridge, pursuant to which the Company will file a registration statement related to the Stock Purchase Agreement with the Securities and Exchange Commission covering the resale of the Common Stock that will be issued to Ironridge upon conversion of the Preferred Shares.

On April 20, 2012, the Company issued 99,400 shares of the Company’s common stock to Ironridge in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof. The shares issued to Ironridge were issued pursuant to a Stipulation for Settlement of Claims (the “Stipulation”) filed by the Company and Ironridge in the Superior Court for the State of California, County of Los Angeles (Case No. BC481395) on April 20, 2012 in settlement of claims purchased by Ironridge from certain creditors of the Company in the aggregate amount equal to $1,079,991 (the “Claim Amount”), plus attorney’s fees and costs. Pursuant to the Stipulation, the Company was required to issue and deliver 99,400 shares of Common Stock (the “Initial Issuance”). Ironridge will ultimately be entitled to retain a number of shares of Common Stock (the “Final Amount”) that is equal to: (a) the sum of $1,068,344.86 plus a transaction fee of $40,000 and reasonable attorney’s fees, (b) divided by sixty-five percent (65%) of the volume weighted average price (“VWAP”) of the Common Stock as reported by Bloomberg Professional service of Bloomberg LP over a period of time beginning on the date on which Ironridge receives the Initial Issuance and ending on the date on which the aggregate trading volume of the Company’s Common Stock exceeds $5,000,000 (such period being the “Calculation Period”), not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period. For every 20 million shares that trade during the Calculation Period, or if any time during the Calculation Period a daily VWAP is below 80% of the closing price of the Company’s Common Stock on the day before the date of the Initial Issuance, Ironridge has the right to cause the Company to immediately issue to Ironridge additional shares of Common Stock (each, an “Additional Issuance”) (provided, however, that at no time may Ironridge and its affiliates collectively own more than 9.99% of the total number of shares of Common Stock outstanding). At the end of the Calculation Period, (a) if the sum of the Initial Issuance and any Additional Issuance is less than the Final Amount, the Company shall immediately issue additional shares to Ironridge so that the total issuance is equal to the Final Amount and (b) if the sum of the Initial Issuance and any Additional Issuance is greater than the Final Amount, Ironridge will return any remaining shares to the Company for cancellation. Subsequent to April 24, 2012 and through September 30, 2013, the Company has issued an additional 102,910,400 shares of the Company’s common stock pursuant to the Stipulation.

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

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2013, pursuant to a debt conversion notice, the Company issued 1,388,889 shares of the Company’s common stock to satisfy debt obligations of $750.

On July 2, 2013, pursuant to two debt conversion notices, the Company issued 6,173,450 shares of the Company’s common stock to satisfy debt obligations of $2,469.

On July 8, 2013, pursuant to a debt conversion notice, the Company issued 1,395,833 shares of the Company’s common stock to satisfy debt obligations of $670.

On July 9, 2013, pursuant to a debt conversion notice, the Company issued 2,500,000 shares of the Company’s common stock to satisfy debt obligations of $938.

On July 11, 2013, pursuant to a debt conversion notice, the Company issued 6,829,268 shares of the Company’s common stock to satisfy debt obligations of $2,800.

On July 12, 2013, pursuant to a debt conversion notice, the Company issued 8,148,148 shares of the Company’s common stock to satisfy debt obligations of $2,200.

On July 17, 2013, pursuant to a debt conversion notice, the Company issued 6,857,143 shares of the Company’s common stock to satisfy debt obligations of $2,400.

On July 18, 2013, pursuant to a debt conversion notice, the Company issued 8,816,750 shares of the Company’s common stock to satisfy debt obligations of $1,763.

On July 19, 2013, pursuant to two debt conversion notices, the Company issued 105,666,667 shares of the Company’s common stock to satisfy debt obligations of $144,700.

On July 22, 2013, pursuant to a debt conversion notice, the Company issued 6,969,697 shares of the Company’s common stock to satisfy debt obligations of $2,300.

On July 23, 2013, pursuant to two debt conversion notices, the Company issued 24,143,800 shares of the Company’s common stock to satisfy debt obligations of $5,329.

On July 25, 2013, pursuant to two debt conversion notices, the Company issued 9,819,697 shares of the Company’s common stock to satisfy debt obligations of $3,027.

On July 29, 2013, pursuant to three debt conversion notices, the Company issued 39,861,336 shares of the Company’s common stock to satisfy debt obligations of $12,449.

On August 1, 2013, pursuant to three debt conversion notices, the Company issued 34,228,094 shares of the Company’s common stock to satisfy debt obligations of $10,711.

On August 6, 2013, pursuant to a debt conversion notice, the Company issued 30,000,000 shares of the Company’s common stock to satisfy debt obligations of $4,500.

On August 7, 2013, pursuant to two debt conversion notices, the Company issued 28,532,242 shares of the Company’s common stock to satisfy debt obligations of $4,739.

On August 12, 2013, pursuant to a debt conversion notice, the Company issued 13,000,000 shares of the Company’s common stock to satisfy debt obligations of $1,755.

On August 19, 2013, pursuant to two debt conversion notices, the Company issued 58,907,200 shares of the Company’s common stock to satisfy debt obligations of $5,994.

On August 20, 2013, pursuant to four debt conversion notices, the Company issued 71,517,107 shares of the Company’s common stock to satisfy debt obligations of $7,915.

On August 21, 2013, pursuant to a debt conversion notice, the Company issued 13,305,000 shares of the Company’s common stock to satisfy debt obligations of $1,197.

On August 22, 2013, pursuant to two debt conversion notices, the Company issued 38,833,333 shares of the Company’s common stock to satisfy debt obligations of $4,000.

On August 23, 2013, pursuant to three debt conversion notices, the Company issued 125,677,500 shares of the Company’s common stock to satisfy debt obligations of $12,178.

On August 27, 2013, pursuant to a debt conversion notice, the Company issued 21,700,000 shares of the Company’s common stock to satisfy debt obligations of $1,628.

On August 28, 2013, pursuant to two debt conversion notices, the Company issued 78,186,600 shares of the Company’s common stock to satisfy debt obligations of $3,909.

On September 3, 2013, pursuant to two debt conversion notices, the Company issued 102,455,921 shares of the Company’s common stock to satisfy debt obligations of $5,123.

On September 4, 2013, pursuant to a debt conversion notice, the Company issued 60,000,000 shares of the Company’s common stock to satisfy debt obligations of $2,700.

On September 10, 2013, pursuant to a debt conversion notice, the Company issued 88,325,400 shares of the Company’s common stock to satisfy debt obligations of $4,416.

On September 11, 2013, pursuant to two debt conversion notices, the Company issued 131,764,481 shares of the Company’s common stock to satisfy debt obligations of $4,371.

On September 12, 2013, pursuant to a debt conversion notice, the Company issued 22,880,000 shares of the Company’s common stock to satisfy debt obligations of $1,030.

On September 25, 2013, pursuant to a debt conversion notice, the Company issued 24,080,000 shares of the Company’s common stock to satisfy debt obligations of $1,084.

On September 30, 2013, pursuant to a debt conversion notice, the Company issued 87,450,838 shares of the Company’s common stock to satisfy debt obligations of $4,373.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

The Company is in default with several of its noteholders as reflected below and disclosed within this report in Note 3 of the Notes to the Consolidated Financial Statements dated September 30, 2013.

Hanover Holdings I, LLC	$2,905
Panache Capital, LLC	6,906
Hanover Holdings I, LLC	18,833
Hanover Holdings I, LLC	7,585
Hanover Holdings I, LLC	17,209
Southridge Partners II LP	43,384
SC Advisors, Inc.	16,218
Azfar Hague	22,580
SC Advisors, Inc.	16,096
Asher Enterprises, Inc.	31,485
Southridge Partners II LP	4,680
SC Advisors, Inc.	16,010
Southridge Partners II LP	26,621
Southridge Partners II LP	7,959

$238,471

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2013	By: /s/ Kayode Aladesuyi
Kayode Aladesuyi
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

