Form 10-K
period 2013-12-31
EAST COAST DIVERSIFIED CORP
filed 2014-04-15
CIK 1256540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-K

_______________________________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 000-50356

_____________________________

EAST COAST DIVERSIFIED CORPORATION

(Exact name of registrant as specified in its charter)

_____________________________

Nevada	55-0840109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

810 Franklin Court, Suite H Marietta, Georgia	30067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(770) 953-4184

_____________________________

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value

(Title of class)

_____________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer  ☐       Non-accelerated filer  ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

On June 30, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $65,337, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.0014. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of April 14, 2014 the registrant had 8,273,257,071 shares of its Common Stock, $0.001 par value, outstanding.

EAST COAST DIVERSIFIED CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

PART 1

Item 1.	Business

Background

Overview

East Coast Diversified Corporation (the "Company", “East Coast”, “ECDC”, “we”, “us” or “our”), through its majority owned Subsidiary, EarthSearch Communications International, Inc. (“EarthSearch”), offers a portfolio of GPS devices, RFID interrogators, integrated GPS/RFID technologies and Tag designs. These solutions help businesses worldwide to increase asset management, provide safety and security, increase productivity, and deliver real-time visibility of the supply chain through automation. EarthSearch is an international provider of Global Positioning Systems (GPS) and telemetric devices, applications and solutions for both consumer and commercial markets. EarthSearch developed and created devices which features wireless communication between RFID and GPS technologies. These devices provide real-time visibility of assets and goods in transit as well providing specialized security applications for sea ports, shipyards, and power and energy plants.

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

Additionally, EarthSearch has developed Student Connect - the first school transportation solution and class attendance monitoring system utilizing integrated GPS/RFID technology. This unique solution is designed to provide real-time visibility and security of students traveling on scheduled school bus routes as well as provide parents with real time notification when students miss classes. This technology monitors the real-time status of students as they enter and exit school buses and class rooms. SchoolConnect can provide real-time alerts to parents and schools when a student gets on the bus or off the bus. Alerts are sent should a student exit at the wrong bus stop, or should a student fail to get on or off the bus at a scheduled location. The SchoolConnect system provides real-time notification to parents with hand-held devices, such as smart phones as well as communication between parents and teachers.

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

WetWinds was created on July 3, 2012, as a Georgia corporation. WetWinds is a wholly owned subsidiary of the Company focused on social media technology that provides interactive social media experiences for users across the globe through its primary product, a social media platform called Vir2o. Vir2o it gives users the opportunity to congregate and engage in interactive activities including shopping, watching movies, playing music and other entertainment activities.

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

Beginning six months from the Effective Date, both the Company and holders of the Preferred Shares have the option to redeem any portion of such holders for Preferred Shares, for cash, at a price of sixty cents ($0.60) per share. Commencing twenty-four (24) months from the Effective Date, the holders of the remaining, unsold shares of Rogue Paper common stock may require the Company to redeem such shares, for cash, at a price of three cents ($0.03) per share. In 2012, the Company invested $90,000 in Rogue Paper, and on November 12, 2012 the Company discontinued working with Rogue Paper to focus on its core businesses. The Company considers Rouge Paper to be a disputed subsidiary. For accounting purposes, the Company has treated its relationship with Rouge as a discontinued operation.

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

Products and Services

EarthSearch

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

Student Connect

Additionally, EarthSearch has developed Student Connect - a school bus security solution with integrated GPS/RFID technology. StudentConnect offers school transportation monitoring technology which includes both software and hardware. The company utilizes its proprietary wireless communication between GPS and RFID to deliver real time notification to Parents and School transportation administrators regarding students getting on and off school buses in real time.

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

Intellectual Properties

Patents and Other Proprietary Properties

The Company has filed patent application with the USPTO for intellectual property rights related to Vir2o, a social media platform created by WetWinds. The Provisional patent application number for this filing with the USPTO is 1477372

Trademarks

The Company plans to register multiple trademarks with the USPTO. They are LogiBoxx, GATIS, TrailerSeal, RFSeal, MobileMANAGER, and has filed registration for Vir2o as well. At this time, the trademark applications are pending through the comment process with the USPTO.

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

Rogue Paper, Inc.

On November 12, 2012 the Company discontinued working with Rogue Paper to focus on its other core businesses. The Company maintains a 51% interest in Rogue Paper and considers it to be a disputed subsidiary. For accounting purposes, the Company has treated its relationship with Rouge as a discontinued operation. Below is a description of Rouge Paper and its products and services:

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

Viro2o also features the interactive “NVite” technology that allows user and friends to engage in social activities online.

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

Employees

As of December 31, 2013, we had 12 full-time employees and 8 full-time consultants.

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

THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditor’s report in our 2013 consolidated financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing concern. Because obtaining investment capital in not certain, or that our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. Currently, our liabilities are greater than our assets. Our ability to meet our operating needs depends in large part on our ability to secure third party financing. We cannot provide any assurances that we will be able to obtain financing. See “December 31, 2013 Audited Consolidated Financial Statements.”

WE HAVE SUSTAINED RECURRING LOSSES SINCE INCEPTION AND EXPECT TO INCUR ADDITIONAL LOSSES IN THE FORESEEABLE FUTURE.

Our main operating subsidiary was formed in November 2003 and has reported annual net losses since inception. For our fiscal years ended December 31, 2013 and 2012, we experienced losses of $5,749,513 and $2,280,676, respectively. As of December 31, 2013 we had an accumulated deficit of $18,812,108. In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

WE DO NOT HAVE SUBSTANTIAL CASH RESOURCES AND IF WE CANNOT RAISE ADDITIONAL FUNDS OR GENERATE MORE REVENUES, WE WILL NOT BE ABLE TO PAY OUR VENDORS AND WILL PROBABLY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

As of December 31, 2013 our available cash balance was $0. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. We estimate that it will require an additional $3,500,000 to pay our outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to enter into, and be paid under, contracts with merchants to provide our products to their customers. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

WE DISCONTINUED OUR PARTICIPATION IN THE OPERATION OF ROUGE PAPER.

We discontinued our participation in the operation of Rogue Paper as of November 12, 2012 to focus our resources on the operation of businesses developed internally. As of February 1, 2013, after review of the status of the Rogue Paper operation and technology and upon notification of the CEO’s intention to resign our review of the Rogue Paper operation and technology, management concluded, taking control of the operation will result in disruption to our business and significant losses to the Company. Management concluded it the best interest of the Company and its shareholders to severe all interests in the Rogue Paper operation and recognize losses for ownership interest and the investment in Rogue Paper. We have not included the Rogue Paper financial statement in our reports due to lack of financial reporting from Rogue Paper management. We invested funds in Rouge Paper and we may never see a return of these funds.

WE RECENTLY LAUNCHED STUDENTCONNECT WHICH MONITORS STUDENTS DURING TRANSPORTATION TO AND FROM SCHOOL

StudentConnect launched its school transportation technology division in April 2013 using ECDC proprietary wireless communication between GPS and RFID to monitor students getting on or off the School bus. The system provides instant notification to schools and parents about students riding on the school buses, anomalies such as students getting off the bus at the wrong location is instantly detected. Several of the States which are trying StudentConnect may withdraw from using the product which could hurt our ability to successfully test the product. If the StudentConnect technology fails to function properly while in operation it could have a material adverse effect on our business operations. Expanding the use of StudentConnect may lower the working capital we have available for our business.

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

Risks Related to Our Common Stock

THERE IS A VOLATILE AND LIMITED MARKET FOR OUR COMMON STOCK.

Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of the Company’s securities due to factors unrelated to the operating performance of the Company, or announcements concerning the condition of the Company, especially for stock quoted on the OTCQB. In the last 52 week period, the common stock was quoted on the OTCQB from a high closing price of $0.48 to a low closing price of $0.0001 per share. See “Market for Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities.” General market price declines, market volatility, especially for low priced securities, or factors related to the general economy or specifically to the Company in the future could adversely affect the price of the common stock. With the low price of the common stock, securities placement by the Company could be very dilutive to existing stockholders, thereby limiting the nature of future equity placements.

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

We are authorized to issue up to 13 billion shares of common stock, and our board of directors has the sole authority to issue unissued authorized stock without further shareholder approval. To the extent that additional common shares are issued in the future, they will decrease existing shareholders’ percentage equity ownership and, depending upon the prices at which they are issued, could be dilutive to existing shareholders.

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

Item. 3.	Legal Proceedings

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

Item. 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

(a) Market Information

Our Class A common stock, $0.001 par value, is quoted on the OTC Bulletin Board under the symbol “ECDC.”

	For the Year Ended		For the Year Ended
	December 31, 2013		December 31, 2012
	High	Low	High	Low
First Quarter	$0.4800	$0.0500	$10.0000	$0.5500
Second Quarter	$0.1500	$0.0013	$5.0000	$0.9000
Third Quarter	$0.0028	$0.0001	$1.2500	$0.1000
Fourth Quarter	$0.0002	$0.0001	$0.4000	$0.0500

(b) Holders of Common Equity.

As of April 15, 2014, there were approximately 500 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividend Information.

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business.

Recent Sales of Unregistered Securities

The Company issued the following securities pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

On October 29, 2013, pursuant to a stock purchase agreement, the Company issued 20,000,000 shares of the Company’s common stock to an investor for a purchase price of $2,000.

On November 1, 2013, pursuant to a debt conversion notice, the Company issued 107,010,674 shares of the Company’s common stock to satisfy a debt obligation of $5,351.

On November 21, 2013, pursuant to a debt conversion notice, the Company issued 189,320,000 shares of the Company’s common stock to satisfy a debt obligation of $9,466.

On December 4, 2013, pursuant to a stock purchase agreement, the Company issued 100,000,000 shares of the Company’s common stock to an investor for a purchase price of $10,000.

On January 6, 2014, pursuant to a debt conversion notice, the Company issued 189,739,800 shares of its common stock to satisfy a debt obligation of $9,487.

On January 8, 2014, pursuant to a debt conversion notice, the Company issued 200,000,000 shares of its common stock to satisfy a debt obligation of $10,000.

On January 27, 2014, pursuant to a debt conversion notice, the Company issued 220,844,765 shares of its common stock to satisfy a debt obligation of $11,042.

On February 10, 2014, pursuant to a debt conversion notice, the Company issued 110,385,400 shares of its common stock to satisfy a debt obligation of $4,967.

On February 11, 2014, pursuant to three debt conversion notices, the Company issued 462,812,001 shares of its common stock to satisfy debt obligations of $23,141.

On February 13, 2014, pursuant to a debt conversion notice, the Company issued 294,000,000 shares of its common stock to satisfy a debt obligation of $14,700.

On February 14, 2014, pursuant to two debt conversion notices, the Company issued 231,904,000 shares of its common stock to satisfy debt obligations of $11,595.

On February 21, 2014, pursuant to a debt conversion notice, the Company issued 155,000,000 shares of its common stock to satisfy a debt obligation of $6,975.

On February 24, 2014, pursuant to a debt conversion notice, the Company issued 280,000,000 shares of its common stock to satisfy a debt obligation of $14,000.

On February 25, 2014, pursuant to a debt conversion notice, the Company issued 100,548,000 shares of its common stock to satisfy a debt obligation of $5,027.

On February 28, 2014, pursuant to a debt conversion notice, the Company issued 293,519,800 shares of its common stock to satisfy a debt obligation of $14,676.

On March 3, 2014, pursuant to a debt conversion notice, the Company issued 36,000,000 shares of its common stock to satisfy a debt obligation of $1,800.

On March 5, 2014, pursuant to a debt conversion notice, the Company issued 169,000,000 shares of its common stock to satisfy a debt obligation of $9,000.

On March 6, 2014, pursuant to a debt conversion notice, the Company issued 177,400,000 shares of its common stock to satisfy a debt obligation of $5,000.

On March 11, 2014, pursuant to a debt conversion notice, the Company issued 294,000,000 shares of its common stock to satisfy a debt obligation of $14,700.

On March 21, 2014, pursuant to a debt conversion notice, the Company issued 194,000,000 shares of its common stock to satisfy a debt obligation of $9,700.

On March 24, 2014, pursuant to a debt conversion notice, the Company issued 100,000,000 shares of its common stock to satisfy a debt obligation of $7,000.

On March 25, 2014, pursuant to three debt conversion notices, the Company issued 572,190,277 shares of its common stock to satisfy debt obligations of $33,796.

On March 26, 2014, pursuant to two debt conversion notices, the Company issued 314,285,714 shares of its common stock to satisfy debt obligations of $16,400.

On March 28, 2014, pursuant to a debt conversion notice, the Company issued 369,872,800 shares of its common stock to satisfy a debt obligation of $18,494.

On March 31, 2014, pursuant to a debt conversion notice, the Company issued 200,000,000 shares of its common stock to satisfy a debt obligation of $5,904.

On April 1, 2014, pursuant to a stock purchase agreement, the Company issued 15,000,000 shares of the Company’s common stock to a related party for a purchase price of $4,500 received in 2013.

On April 1, 2014, pursuant to a debt conversion notice, the Company issued 250,000,000 shares of its common stock to satisfy a debt obligation of $12,500.

On April 7, 2014, pursuant to three debt conversion notices, the Company issued 821,007,589 shares of its common stock to satisfy debt obligations of $39,541.

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

(d) Securities Authorized For Issuance Under Equity Compensation Plans

In September 2010, the Company’s Board of Directors approved and adopted the East Coast Diversified Corporation 2010 Incentive Stock Plan (the “Plan”) and reserved 25,000,000 shares of the Company’s common stock for issuance under the Plan. The Plan allows for two types of grants: 1) options and 2) stock awards and restricted stock purchase offers. On March 16, 2012 the Board of Directors amended the Plan to increase the authorized shares under the plan to 50,000,000 shares. As of April 15, 2014, total stock awards of zero shares were granted to certain individuals as compensation for legal services.

Transfer Agent

Our transfer agent is ClearTrust, LLC with an address at 16540 Pointe Village Dr. Suite 206 Lutz, FL 33558.

Purchase of Equity Securities

None.

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

The four years since acquisition the company was in R&D phase. During this period we developed three distinct technology divisions. Completed the development of two proprietary technologies; Wireless communications between GPS &RFID (comprising of several GPS, RFID and Cargo locking devices) and, “nVite” a proprietary environment sharing application for our social media division, we also developed an entire group of web assets, comprising of five proprietary “Software” for the operation and management of our businesses.

On Febraury 15, 2014, we created a prototype for a modified less expensive version of our Halo device called Halo2 which we believe will allow us be more competitive in 2014. We plan to deploy the product globally for small business applications. Our goal is to reenergize the EarthSearch business with this product and create a mass market solution for small business. We believe the product will allow us to be more competitive globally where cheaper Chinese products have created significant competition for our business.

Once the product is deployed we plan to reorganize the sales operation for EarthSearch to push this product both from direct sales and increase efforts to establishing new distribution networks for the Halo2.

We plan on the Halo 2 costing approximately $70.00 per unit.

StudentConnect began commercial deployment in the first quarter of 2014. In February 2014, we deployed StudentConnect on school buses in school districts in Georgia, Arkansas, Kentucky, California, and South Carolina. In addition, Texas, Florida and North Carolina engaged us to implement systems on their school buses. Our objective is to secure as many schools as we can through the end of the current school year and the summer break. We plan to expend a significant amount of resource over the same period to train and deploy products for these schools. Our objective is to have enough school districts in place to generate revenue for the 2015 school year. We plan for our advertising team to continue to strengthen relationships with local chambers of commerce to enhance revenue in all of the districts we plan to offer services. We plan to launch our StudentConnect mobile application this quarter and plan to implement a mobile advertising platform that we believe will also help enhance revenue for StudentConnect. We launched a licensing program for exclusive distributorship that would allow for rapid deployment of StudentConnect in key US markets. In May 2014, we plan to deploy our product on carrier networks which we believe will allow the carriers commercial sales team to commence the marketing of StudentConnect.

Vir2o, our social media division, has launched is first marketing campaign in the US and North America. We executed a promotional agreement with CBS local Atlanta Radio Station WVEE as the first beta test for our marketing strategy for North America. We expect the Radio campaign to commence on April 15, 2014. If successful we will introduce a similar strategy to key markets in North America to allow us to compete even more effectively in the social media space.

We plan to introduce commercial content and ecommerce into social media space. We have entered into agreement with Amazon, College books.com and fanatics.com an online retailer of sporting goods.

We believe strongly, that the ability to deliver movies, music, shopping, in a live, engaging and interactive way, for users, their friends and family is the future of social media. Our goal is to join the next wave of innovation to transform social media. We plan to deliver content on mobile and cross platform that integrates mobile and desktop. We believe Vir2o brings everything web to social media including online games, video, movies, shopping, and music and live broadcast. It is imperative that we form strategic alliances with content providers for our strategy to be successful.

Proprietary software:

Vir2o - Social media platform

StudentConnect – Student Transportation Safety technology

GATIS – Global Asset Tracking and Identifications System – Logistics business

CARAS – Customs And Revenue Authority System – Ports and revenue collection

SCAAP – StudentConnect Advertisement Aggregation Platform.

LogiBoxx- Wireless Communication between GPS & RFID

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

We are currently engaged in numerous pilot projects with several organizations, including but not limited to the following partners and customers: Kenya Revenue Authority, Tanzania Revenue Authority (both still in bidding process), we are going through certification of our container tracking supplication with the Uruguay customs authority and Conctena in Switzerland, Our business with each of the aforementioned organizations consists of the following:

Tanzania Revenue Authority through Utrack :

The RFP of “Request For Proposal” issued by the Tanzania revenue authority is now in the bidding status. We await update with our local partner Utrack

Conctena in Switzerland :

The pilot testing with Conctena is still ongoing.

Kenya Revenue Authority

We are in the certification phase for our product with the Kenya Revenue Authority and await updates from our local partner

Uruguay Custom and Revenue

We began certification process with Uruguay Custom authority on April 8 2014 and awaits updates from our local partner.

Other EarthSearch Development

In other to reenergize our GPS business and to remain competitive locally and internationally with cheaper Chinese products we created a modified cheaper version of our basic GPS product in 2013 called Hallo2 the product will sell for under $70.00 and allow us to enter the GPS small business mass market

StudentConnect

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

We entered 5 year agreements with several school districts in 2013 and 2014.including schools districts in California, Texas, South Carolina, Louisiana, Arkansas and Kentucky. We are continuing pilot test and contract negotiation with additional schools in GA, California, Louisiana and Arkansas.

We have successfully secured the support of several local chambers of commerce is getting local businesses commitments and participation is advertising sponsorship for StudentConnect.

We executed a marketing agreement with Verizon wireless that would allow its Schools Sales division to market StudentConnect as part of their portfolio. We are still in the process of converting our LogiBoxx devices to work on the CDMA network which would allow our devices to run on the Verizon Platform, upon completion of this step Verizon will commence marketing StudentConnect.

We have deployed devices on school buses on all schools currently under contract and are in the training phase for school transportation administrators. We expect the full and complete use of our system will commence with the new school year of 2014.

We executed a 5 year licensing agreement with Neuva Tech LLC granting exclusive territorial rights for the State of California.

We executed a 5 year licensing agreement with Smart1st in Lebanon granting it exclusive territorial rights to market StudentConnect in Lebanon

The company has expanded its sales force to introduce StudentConnect to school districts nationwide through a network of sales professional specializing on marketing and sales of services to school district nationwide.

We will launch the StudentConnect Mobile app on April 25 2014. The application will be available on iOS and Android platforms. Our goals is to secure several additional school district agreements over the summer break for deployment in the 2014 school year.

WetWinds/Vir2o

On April 5, 2013, ECDC launched its third division, Vir2o an interactive social media platform. The company entered the social media space with a proprietary technology called “nVite” which would allow users to engage each other interactively. The Company’s primary objective is to create a more engaging social media platform with relevance to commerce on the internet. Vir2o is the first social media platform with fully integrated ecommerce solution allowing multiple users to congregate in a marketplace and shop together or allow family and friends to go to the movies, play music, watch concerts or view photos together regardless of distance or location.

We executed a representative agreement with HotSauce a major digital advertising agency in Nigeria where we intend to launch our first international version Vir2o in May 2013.

In 2014 we executed agreement with Smat1st to launch Vir2o in Lebanon.

We filed patent non-provisional application with the US Trade and Patent Office (USPTO) for the protection of our “NVite” technology. We plan to file non provisional license in April 2014.

We deployed mobile apps for Vir2o on iOS, Android and Blackberry in October 2013. We believe we aggressively introduced the platform to Nigeria, India, Brazil.

We plan to launch our first US campaign to promote vir2o in April 2014. To accomplish our goals we executed 6 months promotional agreement with CBS Atlanta Radio WVEE and secured exclusive endorsement by WVEE Radio personality Greg Street to introduce the platform to audiences in Atlanta. WVEE has over 1.2 million listeners in the local market.

We are in final stages of negotiations with Fuga Inc. a music licensing organization to license music for VMaestro our music service program which would offer advertisement sponsored free music channels to users on the platform.

We are in final stages of negotiation with CESMMA sports and CESBoxing to bring both live events and video on demand programing to Vir2o movie and video rooms.

We executed retailer publishing agreements with Fanatics.com a sporting gear retailer which will feature sporting gears on Vir2o market place

We executed agreement with Campus Books Rental a college online books store to offer discounted books on Vir2o.

We have executed a retailer agreement with Amazon.com to resell product offered by Amazon on Vir2o.com. This agreement was a one sided reseller agreements. We had to apply to be approved as a retailer and we had to accept the terms if suitable for our business.

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

Results of Operations

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenue

For the year ended December 31, 2013, our revenue was $180,271 compared to $715,986 for the same period in 2012, representing a decrease of 70%. This decrease is attributed to our focus on completing development of the StudentConnect and WetWinds divisions. Management believes these changes will result in greater stability and long term growth for the Company.

Revenues are generated from three separate but related offerings, RFID/GPS product sales, consulting services, and user fees for GATIS – our advanced web based asset management platform. We generated revenues from product sales of $157,370 and $528,397 for the years ended December 31, 2013 and 2012, respectively. Revenues for consulting services were $-0- for the year ended December 31, 2013, compared to $151,920 for the year ended December 31, 2012. User fees were $22,901 and $35,669 for the years ended December 31, 2013 and 2012, respectively.

Operating Expenses

For the year ended December 31, 2013, operating expenses were $2,067,187 compared to $3,687,389 for the same period in 2012, a decrease of 44%.

Cost of revenues decreased $269,760 and is due to the decrease in revenues for the year ended December 31, 2013.

For the year ended December 31, 2013, selling, general and administrative expenses were $1,939,762 compared to $3,290,204 for the same period in 2012, a decrease of 41%. This decrease was primarily caused by professional fees related to public company compliance and investor relations decreased from $629,357 to $172,697, bad debt expense decreased from $604,735 to $3,297, offset by research and development costs increased from $378,383 to $580,119, and salary expenses increased from $716,283 to $848,871.

Our salary expenses increased in 2013 over the same period in 2012 due to the development of our social media business requiring a significant increase in development costs related to software engineers as well as conducting of beta tests for our integrated StudentConnect solution in 2012.

Net Loss

We generated net losses of $2,284,354 for the year ended December 31, 2013 compared to $5,749,513 for the same period in 2012, a decrease of 60%. Included in the net loss for the year ended December 31, 2013 was interest expense of $571,150 and loss on disposal of fixed assets of $4,729, reduced by a change in derivative liability of $154,277.

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

Liquidity and Capital Resources

Overview

For the years ended December 31, 2013 and 2012, we funded our operations through financing activities consisting of private placements of equity securities with outside investors and related parties and loans from related and unrelated parties. Our principal use of funds during the years ended December 31, 2013 and 2012 has been for working capital and general corporate expenses.

Liquidity and Capital Resources during the year ended December 31, 2013 compared to the year ended December 31, 2012

As of December 31, 2013, we had cash of $241 and a working capital deficit of $3,732,820. The Company generated a negative cash flow from operations of $904,919 for the year ended December 31, 2013, as compared to cash used in operations of $1,489,457 for the year ended December 31, 2012. The negative cash flow from operating activities for the year ended December 31, 2013 is primarily attributable to the Company's net loss of $2,284,354, offset by noncash depreciation and amortization of $3,861, the issuance of loan payable for consulting services of $78,922, stock issued for services of $12,900, accrued interest on loans payable of $81,208, accretion of beneficial conversion feature on notes payable of $486,696, amortization of prepaid license fee of $50,000 and net cash from changes in operating assets and liabilities of $844,289, offset by a change in derivative liability of $154,277 and noncontrolling interests in the loss of EarthSearch of $24,164.

The negative cash flow from operating activities for the year ended December 31, 2012 is primarily attributable to the Company's net loss of $5,749,513, offset by noncash depreciation and amortization of $130,727, change in the allowance for doubtful accounts of $604,735, the issuance of loan payable for consulting services of $105,000, stock issued for services of $252,205, loss on the conversion of debt of $575,263, change in derivative liability of $12,099, impairment of intangible assets and goodwill of $1,366,857, accrued interest on loans payable of $126,284, accretion of beneficial conversion feature on notes payable of $794,135, accretion of stock discounts on notes payable of $2,160, amortization of payment redemption premium of $12,076, amortization of prepaid license fee of $50,000 and net cash from changes in operating assets and liabilities of $525,498, offset by a gain on the settlement of debt of $141,141, gain on the recovery of redemption premiums of $28,975, net change in assets and liabilities of disputed subsidiary of $16,411 and noncontrolling interests in the loss of EarthSearch and Rogue Paper of $99,809.

Cash generated from our financing activities was $905,160 for the year ended December 31, 2013, compared to $1,488,513 during the comparable period in 2012. This decrease was primarily attributed to proceeds received from the sale of preferred stock of $184,000 in 2013 compared to $197,900 in 2012, proceeds from preferred stock subscriptions of $161,500 in 2013 compared to $344,002 in 2012, proceeds from loans payable from $244,755 in 2011 to $851,711 in 2012 and a reduction on payments on loans payable to related parties of $112,115 in 2011 compared to $5,000 in 2012, offset by a reduction in the proceeds from the issuance of common stock of $186,200 to $56,000,, change in bank overdraft of $10,647 in 2012 compared to $16,675 in 2011, proceeds from loans payable to related parties, a decrease from $205,919 to $56,500, and repayments of loans payable to unrelated parties in 2012 of $12,600 compared to $2,500 in 2011.

The Company will need additional financing in 2013 to carry out its business plan. There can be no assurance that financing will be available or if available, that it will be on terms acceptable to the Company.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements for the year ended December 31, 2013, regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this conclusion by our independent auditors.

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

The Company has not granted any stock options as of December 31, 2013.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-33 which appear at the end of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was not effective as of December 31, 2012, based on these criteria.

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

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Positions	Held Position Since

Kayode A. Aladesuyi	53	Chief Executive Officer, President, Interim Chief Financial Officer and Chairman	April 2, 2010
Frank Russo (a)	55	Director	April 2, 2010
Edward H. Eppel	70	Director	April 2, 2010
Anis D. Sherali	63	Director	April 2, 2010

(a)	Mr. Russo resigned as a director of the Company on August 27, 2013.

Biography of Directors and Officers

Kayode A. Aladesuyi

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

Frank Russo

Frank Russo was appointed Executive Vice President and a Director on April 2, 2010 and served as Executive Vice President of EarthSearch from January 2010 through October 1, 2010. Mr. Russo’s position as Executive Vice President was terminated in October 2010 and he resigned as a Director of the Company on August 27, 2013. Currently, Mr. Russo is representing various manufacturers, including FIFA, Kappa and Kanga ROOS, consulting with their sales and marketing departments throughout Metro NY/NJ and the Mid-Atlantic regions. He was formerly the president of Gladiator Sales, a regional marketing and sales company that represented Puma North America ($500+ million in sales) throughout New England, Mid-Atlantic and the Metro NY/NJ regions. Prior to Gladiator Sales, he managed a sales division for Diadora, an Italian sporting goods manufacturer. Mr. Russo has a B.S. degree in business administration from Saint Michael’s College.

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

Anis D. Sherali

Anis Sherali was appointed as a Director on April 2, 2010 and had served as a Director of EarthSearch since June 2009. Mr. Sherali is currently the president/CEO of Energy Consulting Group and has assisted numerous electric utility clients analyze and solve optimization problems related to electric utility operations and economic dispatch. His responsibilities include the preparation of engineering feasibility analyses of alternative power supply sources, long-range planning studies for generation and transmission systems, software development related to power supply planning and utility rate analysis. Mr. Sherali has more than 25 years of experience in power supply planning and pooling evaluations, wheeling and coordination analysis, electric utility rates, finance and accounting, contract negotiations, generation analysis, utility operations and dispatch, economic and regulatory support and power supply consulting with numerous clients in more than 15 states. Mr. Sherali has a Master’s degree in industrial management from Georgia Tech.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal.  Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

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

For the year ended December 31, 2013, the Board held 6 meetings and acted by Unanimous Written Consent 5 times.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2013, were timely.

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards (3)	Option Awards (3)	Non-Equity Incentive Plan Compensation	All Other Compensation (2)		Total
Kayode Aledesuyi,	2013	$350,000	$–	$–	$–	$–	$16,450	(5)	$366,450
Chariman, Chief executive Officer, President and Chief Financial Officer (1)	2012	$281,250	$–	$–	$–	$–	$31,800	(5)	$313,050

(1)	Mr. Kayode Aladesuyi was appointed Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board of Directors on April 2, 2010.
(2)	All other compensation includes car allowance each year and health insurance premiums.
(3)	Fair value of stock and option awards on date of grant computed in accordance with FASB ASC Topic 718.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no outstanding equity awards at the end of the most recent completed fiscal year.

Compensation of Directors

The general policy of the Board is that Directors earn $10,000 per quarter for each quarter served. The Board of Directors has the primary responsibility for considering and determining the amount of Director compensation.

The following table shows amounts earned by each Director in the fiscal years ended December 31, 2013 and 2012.

Director	Year	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Kayode Aladesuyi	2013	$40,000	$–	$–	$–	$–	$–	$40,000
	2012	$40,000	$–	$–	$–	$–	$–	$40,000

Frank Russo	2013	$30,000	$–	$–	$–	$–	$–	$30,000
	2012	$40,000	$–	$–	$–	$–	$–	$40,000

Edward Eppel	2013	$40,000	$–	$–	$–	$–	$–	$40,000
	2012	$40,000	$–	$–	$–	$–	$–	$40,000

Anis D. Sherali	2013	$40,000	$–	$–	$–	$–	$–	$40,000
	2012	$40,000	$–	$–	$–	$–	$–	$40,000

(1)	Reflects the amount of fees earned during each year ended on December 31.
(2)	Fair value of stock and option awards on date of grant computed in accordance with FASB ASC Topic 718.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of April 15, 2014, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

	Common Stock		Series A Preferred Stock		All Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)	Number of Votes (1)	Percent of Class (2)
Kayode Aladesuyi (3) (7) (8)	4,000	0.00%	143,534,356	46.40%	14,353,439,600	38.43%
Edward Eppel (8)	409	0.00%	21,768,708	7.04%	2,176,871,209	5.83%
Anis Sherali (4) (8)	10,552,602	0.16%	33,516,895	10.83%	3,362,242,102	9.00%
Frank Russo (5)	304	0.00%	24,739,842	8.00%	2,473,984,504	6.62%
Tangiers Investment Group LLC (6)	369,872,800	5.77%	–	0.00%	369,872,800	0.99%

All Directors and Executive Officers as a Group (3 persons)	10,557,011	0.16%	198,819,959	64.27%	19,892,552,911	53.26%

(1)	“Beneficial Owner” means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power. The mailing address for all officers and directors is 120 Interstate North Parkway SE, Suite 445, Atlanta, GA 20853.
(2)	For each shareholder, the calculation of percentage of beneficial ownership is based upon 6,724,421,296 total shares comprised of our common stock (6,415,059,205) and Series A preferred stock (309,362,091) outstanding as of April 15, 2014. As of April 15, 2014, due to the super voting rights of the Series A preferred stock (100:1), the total number of votes is 37,351,268,305. Shares of our Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.
(3)	This total includes 67,301,363 of Series A preferred shares held by BBGN&K LLC, of which Mr. Aladesuyi’s is the managing member and has voting and dispositive power.
(4)	Includes 500 common shares held by Mr. Sherali’s wife, Farah Sherali, of which he has shared voting and dispositive power.
(5)	This total includes 304 common shares held by Mr. Russo’s three dependent children, of which he has voting and dispositive power.
(6)	The address for Tangiers Investment Group LLC is 7200 Wisconsin Ave., Suite 206, Bethesda, MD 20816.
(7)	Indicates Officer.
(8)	Indicates Director.

Description of Securities

The following summary includes a description of material provisions of the Company’s capital stock.

Authorized and Outstanding Securities

The Company is authorized to issue 13,000,000,000 shares of common stock, par value $0.001 per share, and 500,000,000 shares of our preferred stock par value $0.001 per share. As of April 15, 2014, there were issued and outstanding 4,003,572,480 shares of our common stock, 309,362,091 shares of our Series A preferred stock and 5 shares of our Series B preferred stock.

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

Undesignated Preferred Stock

Our Articles of Incorporation authorize the issuance of 500,000,000 shares of preferred stock, par value $0.001, and vest in the Company’s board of directors the authority to establish series of unissued preferred shares by the designations, preferences, limitations and relative rights, including voting rights, of the preferred shares of any series so established to the same extent that such designations, preferences, limitations, and relative rights could have been fully stated in the Articles of Incorporation, and in order to establish a series, the board of directors shall adopt a resolution setting forth the designation of the series and fixing and determining the designations, preferences, limitations and relative rights, including voting rights, thereof or so much thereof as shall not be fixed and determined by the Articles of Incorporation. The board of directors is authorized, without further action by our shareholders, to provide for the issuance of preferred shares and any preferred shares so issued would have priority over the common stock with respect to dividend or liquidation rights. Any issuance of preferred shares may have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of the holders of common stock.

Series A Preferred Stock

The Company is authorized to issue 499,998,000 shares of the Company’s Series A Preferred Stock. As of April 15, 2014, 309,362,091 shares of the Company’s Series A Preferred Stock are issued and outstanding. One share of Series A Preferred Stock entitles holders to 100 votes for all matters submitted to a vote of the Company’s common stockholders.

Item 13.	Certain Relationships and Related Transactions.

Frank Russo, a shareholder and former Director of the Company, is a holder of an unsecured non-interest bearing note of the Company.  At December 31, 2011, $409,979 was due to Mr. Russo.  The Company repaid $5,000 to Mr. Russo during the year ended December 31, 2012. During the year ended December 31, 2013, the Company borrowed $6,450 from Mr. Russo. During the year ended December 31, 2012, the Company converted $50,000 of the note to 13,750,000 shares of Series A preferred stock and $10,000 of accrued board compensation due to Mr. Russo into 102,041 shares of Series A preferred stock. During the year ended December 31, 2013, the Company converted $60,000 of the note into 9,166,667 shares of Series A preferred stock. Additionally, during the year ended December 31, 2012, Mr. Russo converted 6,922,685 shares of common stock owned by him into 346,134 shares of Series A preferred stock.

Edward Eppel, a shareholder and Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum. At December 31, 2011, $189,319 was due to Mr. Eppel.  The Company borrowed $71,377 from Mr. Eppel during the year ended December 31, 2013.  $13,643 and $15,611 of interest was accrued and included in the loan balance for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2012, the Company converted $20,000 of the note to 2,500,000 shares of Series A preferred stock and $10,000 of accrued board compensation due to Mr. Eppel into 102,041 shares of series A preferred stock. During the year ended December 31, 2013, the Company converted $80,000 of the note to 19,166,166 shares of Series A preferred stock.

Robert Saidel, a shareholder of the Company, is a holder of notes of the Company which bear interest at 10% per annum. The Company borrowed $179,333 from Mr. Saidel during the year ended December 31, 2013.  $2,985 of interest was accrued and included in the loan balance for the year ended December 31, 2013. During the year ended December 31, 2013, Mr. Saidel purchased 7,000,000 shares of the Company’s Series A preferred stock for $45,000.

At December 31, 2011, $31,000 was owed to Mr. Anis Sherali, a shareholder and Director of the Company. During the year ended December 31, 2012, the Company borrowed an additional $56,500 from Mr. Sherali and converted the $87,500 balance of the note and issued 2,592,898 shares of Series A preferred stock to Mr. Sherali. During the year ended December 31, 2012, Mr. Sherali purchased 19,905,075 shares of the Company’s Series A preferred stock for $150,500 and the Company converted $10,000 of accrued board compensation due to Mr. Sherali into 102,041 shares of Series A Preferred stock. Additionally, during the year ended December 31, 2012, Mr. Sherali purchased 533,333 shares of common stock for $40,000 and converted 64,842 shares of common stock owned by him into 1,621,047 shares of Series A preferred stock. During the year ended December 31, 2013, Mr. Sherali purchased 10,000,000 shares of the Company’s common stock for $20,000 and 14,862,035 shares of the Company’s Series A preferred stock for $55,500. Additionally, during the year ended December 30, 2013 Mr. Sherali agreed to purchase 15,000,000 shares of common stock for $4,500 and 51,250,000 shares of Series A preferred stock for $117,500. These amounts are included in common stock issuable and preferred stock issuable, respectively, at December 31, 2013.

During the year ended December 31, 2012, the Company converted $10,000 of accrued board compensation due to Mr. Kayode Aladesuyi, the Company’s Chief executive Officer and a Director, into 102,041 shares of Series A preferred stock, issued 14,583,333 shares of Series A preferred stock as a bonus award to Mr. Aladesuyi and issued 32,500,000 shares of Series A preferred stock in conversion of $110,000 of accrued compensation. During the year ended December 31, 2013, the Company converted $260,000 of accrued salaries due to Mr. Kayode Aladesuyi, the Chief Executive Officer and Director of the Company, into 98,333,333 shares of the Company’s Series A preferred stock.

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents. Mr. Aladesuyi is the managing member of BBGN&K. The license agreement calls for royalty payments beginning in 2012 of 8% of EarthSearch’s revenues to be paid quarterly. Also on October 5, 2011, the Company's Board of Directors approved the issuance of 1,428,572 shares of Series A preferred stock to Mr. Aladesuyi as payment of $200,000 initial license fee. Royalty fees were $4,013 and $44,441 for the years ended December 31, 2013 and 2012, respectively.

On August 5, 2012, the Company entered into a license agreement with Web Asset, LLC (“Web Asset”) for the rights to use certain social media concept and idea created by Mr. Kayode Aladesuyi. Mr. Aladesuyi is the managing member of Web Asset. The license agreement calls for royalty payments of 49% of the revenues earned by the Company in its use of the social media concept after the Company has earned its first $2,000,000 of revenue, payable quarterly. In addition, the Company was required to pay to Web Asset a one-time fee of $150,000. $85,327 of the one-time fee has been paid during the year ended December 31, 2012 and the remaining $64,673 was paid during the year ended December 31, 2013.

Item 14.	Principal Accounting Fees and Services.

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2013 and 2012 were $24,500 and $46,290, respectively.

Audit Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2013 and 2012.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended December 31, 2013 and 2012 were $14,500 and $14,500, respectively.

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits

Exhibit 3.1	Articles of Incorporation (2)
Exhibit 3.2	Bylaws (2)
Exhibit 3.3	Certificate of Amendment to Certificate of Incorporation (1)
Exhibit 3.4	Certificate of Amendment to the Articles of Incorporation, filed with the Secretary of State of Nevada on June 3, 2011 (incorporated herein by reference to exhibit 3.1 of the Company’s current report on form 8-k filed with the commission on July 8, 2011)
Exhibit 3.5	Certificate of Incorporation to the Articles of Incorporation, filed with the State of Nevada on February 9, 2012
Exhibit 10.1	Share Exchange Agreement between East Coast Diversified Corporation and EarthSearch Communications International, Inc. dated January 12, 2010 (1)
Exhibit 10.2	Private Stock Purchase Agreement dated April 6, 2010 between Energy Partners, LLC and Messrs. Aaron Goldstein and Frank Rovito (1)
Exhibit 10.3	East Coast Diversified Corporation 2010 Incentive Stock Plan (3)
Exhibit 10.4	Equity Purchase Agreement by and among Southridge Partners II, LP and East Coast Diversified Corporation (incorporated by reference to exhibit 10.5 of the Company’s registration statement on Form S-1 filed with the commission on August 19, 2011)
Exhibit 10.5	Registration Rights Agreement by and among Southridge Partners II, LP and East Coast Diversified Corporation (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed with the commission on August 19, 2011).
Exhibit 10.6	Share Exchange Agreement by and between the Company and Rogue Paper, Inc. (incorporated by reference to the Company’s Quarterly report on Form 10-Q filed with the Commission on November 21, 2011)
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer (4)
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer (4)
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
Exhibit 101.INS	XBRL Instance Document (4)
Exhibit 101.SCH	XBRL Schema Document (4)
Exhibit 101.CAL	XBRL Calculation Linkbase Document (4)
Exhibit 101.DEF	XBRL Definition Linkbase Document (4)
Exhibit 101.LAB	XBRL Label Linkbase Document (4)
Exhibit 101.PRE	XBRL Presentation Linkbase Document (4)

(1)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 12, 2010.
(2)	Incorporated by reference from Company’s Form 10-SB/12g filed with the Securities and Exchange Commission on August 6, 2003
(3)	Incorporated by reference from Company’s Form S-8 filed with the Securities and Exchange Commission on September 27, 2010.
(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kayode Aladesuyi	April 15, 2014
Kayode Aladesuyi, Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive and Principal Financial Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kayode Aladesuyi	April 15, 2014
KayodeAladesuyi, Director	Date

/s/ Anis D. Sherali	April 15, 2014
Anis D. Sherali, Director	Date

/s/ Edward Eppel	April 15, 2014
Edward Eppel, Director	Date

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets At December 31, 2013 and 2012	F-3

Consolidated Statements Of Operations For the Years Ended December 31, 2013 and 2012	F-4

Consolidated Statements Of Cash Flows For the Years Ended December 31, 2013 and 2012	F-5 - F-6

Consolidated Statements Of Shareholders' Deficit For the Years Ended December 31, 2013 and 2012	F-7- F-13

Notes to Consolidated Financial Statements	F-14 – F-28

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

East Coast Diversified Corporation

We have audited the accompanying balance sheets of East Coast Diversified Corporation as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Coast Diversified Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 15, 2014

PCAOB Registered
AICPA Member

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2013	2012

ASSETS

Current assets
Cash	$241	$–
Accounts receivable, net	41	200,040
Inventory	251,576	108,777
Prepaid license fees	200,000	200,000
Prepaid expenses	13,945	15,818
Assets attributable to disputed subsidiary	107,271	107,271
Total current assets	573,074	631,906

Property and equipment, net	3,540	7,401

Other assets
Prepaid license fees	37,500	87,500
Security deposits	20,000	20,000
Total other assets	57,500	107,500
Total assets	$634,114	$746,807

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2013	2012

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$1,889	$6,028
Loans payable, current	680,795	404,761
Loans payable - related parties, current	601,348	539,909
Due to related party	10,120	64,673
Accounts payable and accrued expenses	628,970	508,940
Accrued payroll and related liabilities	2,371,656	1,938,279
Liabilities attributable to disputed subsidiary	11,116	11,116
Total current liabilities	4,305,894	3,473,706

Other liabilities
Loans payable - related parties, non-current	72,349	–
Total liabilities	4,378,243	3,473,706

Commitments and contingencies:
Contingent acquisition liabilities	1,081,850	1,104,973

Amounts payable in common stock	121,225	294,955

Derivative liability	65,275	158,822

Stockholders' deficit
Preferred stock, $0.001 par value, 400,000,000 and 400,000,000 shares authorized:
Series A preferred stock, 285,487,091 and 103,361,855 shares issued and outstanding at December 31, 2013 and 2012, respectively	285,487	103,362
Series B preferred stock, 5 and 5 shares issued and outstanding at December 31, 2013 and 2012, respectively	2	2
Common stock, $0.001 par value, 5,900,000,000 and 5,900,000,000 shares authorized, 2,221,746,925 and 7,198,321 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	2,221,747	7,198
Additional paid-in capital	14,949,524	15,930,510
Preferred stock issuable	119,000	–
Common stock issuable	4,500	–
Preferred stock subscriptions receivable	(1,113,498)	(1,155,998)
Accumulated deficit	(21,096,462)	(18,812,108)
Total East Coast Diversified stockholders' deficit	(4,629,700)	(3,927,034)
Noncontrolling interest	(382,779)	(358,615)
Total stockholders' deficit	(5,012,479)	(4,285,649)

Total liabilities and stockholders' deficit	$634,114	$746,807

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2013	2012
Revenues:
Product sales	$157,370	$528,397
Consulting and development	–	151,920
User fees	22,901	35,669
Total revenues	180,271	715,986

Operating Expenses
Cost of revenues:
Product sales	102,432	334,537
Consulting and development	–	–
User fees	24,993	62,648
Selling, general and administrative expense	1,939,762	3,290,204
Total operating expenses	2,067,187	3,687,389

Loss from operations	(1,886,916)	(2,971,403)

Other income (expense)
Other income	–	37,616
Interest expense	(571,150)	(903,737)
Gain on settlement of debt	–	141,141
Loss on conversion of debt	–	(575,263)
Change in derivative liability	154,277	(12,099)
Loss on disposal of fixed assets	(4,729)	–
Total other income (expense)	(421,602)	(1,312,342)

Net loss	(2,308,518)	(4,283,745)
Net loss attributable to noncontrolling interests	24,164	99,809
Net loss from non-disputed operations	(2,284,354)	(4,183,936)
Net income (loss) from disputed subsidiary	–	(1,565,577)
Net loss attributable to East Coast Diversified Corporation	$(2,284,354)	$(5,749,513)

Net loss per share - basic and diluted	$(0.00)	$(2.44)

Weighted average number of shares outstanding during the period - basic and diluted	639,331,737	2,353,269

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,284,354)	$(5,749,513)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(24,164)	(99,809)
Depreciation and amortization	3,861	15,977
Provision for doubtful accounts	–	604,735
Amortization of intangibles of disputed subsidiary	–	114,750
Issuance of loan payable for consulting services	78,922	105,000
Stock issued for services and compensation	12,900	252,205
Amortization of prepaid license fee	50,000	50,000
Amortization of payment redemption premium as interest	–	12,076
Gain on recovery of redemption premiums	–	(28,975)
Gain on settlement of loans payable	–	(38,646)
Gain on settlement of accounts payable	–	(102,495)
Loss on conversion of debt	–	575,263
Change in derivative liability	(154,277)	12,099
Impairment of intangible assets of disputed subsidiary	–	624,750
Impairment of goodwill of disputed subsidiary	–	742,107
Accretion of beneficial conversion feature on convertible notes payable as interest	486,696	794,135
Accretion of stock discounts to convertible notes payable as interest	–	2,160
Interest accrued on loans payable	81,208	126,284
Assets attributable to disputed subsidiary	–	(2,527)
Liabilities attributable to disputed subsidiary	–	(13,884)
Changes in operating assets and liabilities:
Accounts receivable, net	199,999	(575,204)
Inventory	(142,799)	(75,254)
Prepaid expenses	1,873	(14,818)
Security deposits	–	(15,479)
Escrow deposits	–	3,462
Bank overdraft, net	(4,139)	(10,647)
Due to related party	(54,553)	(85,327)
Accounts payable and accrued expenses	120,030	741,791
Accrued payroll and related liabilities	723,878	546,327
Net cash used in operating activities	(904,919)	(1,489,457)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Proceeds from issuance of common stock	32,000	56,000
Proceeds from common stock subscriptions	4,500	–
Repurchase of common stock	(5,000)	–
Proceeds from issuance of preferred stock	184,000	197,900
Proceeds from preferred stock subscriptions	161,500	344,002
Repurchase of preferred stock	(5,000)	–
Proceeds from loans payable	281,000	851,711
Proceeds from loans payable - related party	257,160	56,500
Repayments of loans payable	(5,000)	(12,600)
Repayments of loans payable - related party	–	(5,000)
Net cash from financing activities	905,160	1,488,513

Net increase (decrease) in cash	241	(944)
Cash at beginning of period	–	944
Cash at end of period	$241	$–

See accompanying notes to consolidated financial statements.

Continued

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,246	$2,576
Cash paid for taxes	$–	$–

Non-cash investing and financing activities:
Issuance of 1,975,718,232 and 3,693,754 shares of common stock in conversion of loans payable, respectively	$257,267	$875,433
Issuance of 1,000,000 shares of series A preferred stock in conversion of loans payable	$–	$57,000
Issuance of 28,833,333 and 18,842,898 shares of series A preferred stock in conversion of loans payable - related party, respectively	$140,000	$157,500
Payment redemption premiums on convertible notes payable	$–	$10,000
Loans and accounts payable converted to Amounts payable in common stock	$–	$1,068,345
Issuance of 101,300,000 and 1,610,400 shares of common stock in settlement of loans and accounts payable converted to Amounts payable in common stock, respectively	$113,000	$1,201,930
Issuance of 4,324,515 shares of Series A preferred stock to related parties in conversion of 172,981 shares of common stock	$–	$86,490
Issuance of 372,000 shares of Series A preferred stock to third parties in conversion of 14,880 shares of common stock	$–	$7,440
Issuance of 3,000 shares of Series B preferred stock under stock subscription	$–	$1,500,000
Beneficial conversion feature of convertible notes payable	$372,897	$924,007
Discount for stock issued in connection with issuance of note payable	$–	$2,160
Issuance of 15,000 shares of common stock in conversion of accrued salaries	$–	$630
Issuance of 100,833,333 and 47,491,497 shares of series A preferred stock in conversion of accrued salaries, respectively	$290,500	$325,000
Prepaid license fee accrued as Due to related party	$–	$150,000
Reduction of acquisition liabilities due to conversion of 39,050 shares of Series A preferred stock to 6,219,000 shares of common stock	$23,124	$–

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the Year Ended December 31, 2013

	Preferred stock				Common stock		Additional	Preferred	Common	Stock			Total
	Series A		Series B				paid-in	stock	stock	subscription	Accumulated	Noncontrolling	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	issuable	issuable	receivable	deficit	interest	deficit

Balance, December 31, 2012	103,361,855	$103,362	2,169	$2	7,198,321	$7,198	$15,930,510	$–	$–	$(1,155,998)	$(18,812,108)	$(358,615)	$(4,285,649)

Common shares repurchased and cancelled	–	–	–	–	(1,500)	(1)	(4,999)	–	–	–	–	–	(5,000)

Preferred shares issuable for cash	–	–	–	–	–	–	–	119,000	–	–	–	–	119,000

Preferred shares issued for cash	54,208,334	54,209	–	–	–	–	129,791	–	–	–	–	–	184,000

Preferred shares repurchased and cancelled	(1,375,000)	(1,375)	–	–	–	–	(3,625)	–	–	–	–	–	(5,000)

Stock subscriptions paid in cash	–	–	–	–	–	–	–	–	–	42,500	–	–	42,500

Preferred shares issued for conversion of loans payable - related party	28,333,333	28,333	–	–	–	–	111,667	–	–	–	–	–	140,000

Common shares issued for cash	–	–	–	–	130,000,000	130,000	(98,000)	–	–	–	–	–	32,000

Common shares issuable for cash	–	–	–	–	–	–	–	–	4,500	–	–	–	4,500

Common shares issued for conversion of loans payable	–	–	–	–	1,975,718,232	1,975,718	(1,718,451)	–	–	–	–	–	257,267

Common shares issued for conversion of amounts due in common stock	–	–	–	–	101,300,000	101,300	11,700	–	–	–	–	–	113,000

Common shares issued for services	–	–	–	–	1,319,444	1,319	11,581	–	–	–	–	–	12,900

Conversion of preferred stock to common stock by third parties	(39,050)	(39)	–	–	6,219,000	6,219	16,944	–	–	–	–	–	23,124

Conversion of common stock to preferred stock by third parties	164,286	164	–	–	(6,572)	(6)	(158)	–	–	–	–	–	–

Preferred shares issued for conversion of accrued salaries	100,833,333	100,833	–	–	–	–	189,667	–	–	–	–	–	290,500

Value of beneficial conversion feature of convertible notes payable	–	–	–	–	–	–	372,897	–	–	–	–	–	372,897

Net loss for the six months ended June 30, 2013	–	–	–	–	–	–	–	–	–	–	(2,284,354)	(24,164)	(2,308,518)

Balance, December 31, 2013	285,487,091	$285,487	2,169	$2	2,221,746,925	$2,221,747	$14,949,524	$119,000	$4,500	$(1,113,498)	$(21,096,462)	$(382,779)	$(5,012,479)

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the Year Ended December 31, 2012

	Preferred stock				Common stock		Additional	Preferred	Common	Stock			Total
	Series A		Series B				paid-in	stock	stock	subscription	Accumulated	Noncontrolling	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	issuable	issuable	receivable	deficit	interest	deficit

Balance, December 31, 2011	10,513,813	$21,028	–	$–	579,791	$580	$10,469,699	$–	$–	$–	$(13,062,595)	$(258,806)	$(2,830,094)

Change in par value of preferred stock	–	(10,514)	–	–	–	–	10,514	–	–	–	–	–	–

Common shares issued for cash	–	–	–	–	833,833	834	55,166	–	–	–	–	–	56,000

Preferred shares issued for cash	21,256,384	21,256	–	–	–	–	176,644	–	–	–	–	–	197,900

Preferred shares subscribed	–	–	1,500	2	–	–	1,499,998	–	–	(1,500,000)	–	–	–

Stock subscriptions paid in cash	–	–	–	–	–	–	–	–	–	344,002	–	–	344,002

Preferred shares issued for conversion of loans payable - related party	18,842,898	18,843	–	–	–	–	138,657	–	–	–	–	–	157,500

Common shares issued for conversion of loans payable	–	–	–	–	3,693,754	3,693	871,740	–	–	–	–	–	875,433

Preferred shares issued for conversion of loans payable	1,000,000	1,000	–	–	–	–	56,000	–	–	–	–	–	57,000

Common shares issued for conversion of accrued salaries	–	–	–	–	15,000	15	615	–	–	–	–	–	630

Preferred shares issued for conversion of accrued salaries	47,491,497	47,491	–	–	–	–	277,509	–	–	–	–	–	325,000

Common shares issued in extinguishment of loans payable and account payable	–	–	–	–	1,610,400	1,611	1,200,319	–	–	–	–	–	1,201,930

Common shares issued in conjunction with loans payable	–	–	–	–	1,200	1	2,159	–	–	–	–	–	2,160

Value of beneficial conversion feature of convertible notes payable	–	–	–	–	–	–	924,007	–	–	–	–	–	924,007

Common shares issued for services	–	–	–	–	29,638	30	82,175	–	–	–	–	–	82,205

Preferred shares issued for services	607,487	608	613	–	–	–	169,392	–	–	–	–	–	170,000

Conversion of common stock to preferred stock by related parties	4,324,515	4,325	–	–	(172,981)	(173)	(4,152)	–	–	–	–	–	–

Conversion of common stock to preferred stock by third parties	372,000	372	–	–	(14,880)	(15)	(357)	–	–	–	–	–	–

Conversion of preferred stock to common stock by third parties	(1,046,739)	(1,047)	56	–	622,566	622	425	–	–	–	–	–	–

Net loss for the year ended December 31, 2012	–	–	–	–	–	–	–	–	–	–	(5,749,513)	(99,809)	(5,849,322)

Balance, December 31, 2012	103,361,855	$103,362	2,169	$2	7,198,321	$7,198	$15,930,510	$–	$–	$(1,155,998)	$(18,812,108)	$(358,615)	$(4,285,649)

See accompanying notes to consolidated financial statements.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

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

Pursuant to the RP Share Exchange Agreement, no sooner than twelve months from the Effective Date, the Series A Preferred shares shall be convertible, at the option of the holder of such shares, into an aggregate of fifty million shares of the Company’s common stock, par value $0.001 per share. Beginning sixth months from the Effective Date, both the Company and holders of the Series A Preferred shares shall have the option to redeem any portion of such holders’ Series A Preferred shares, for cash, at a price of sixty cents ($0.60) per share. Additionally, commencing twenty-four (24) months from the Effective Date, the holders of the remaining, unsold shares of Rogue Paper common stock may require the Company to redeem such shares, for cash, at a price of three cents ($0.03) per share. During the fourth quarter of 2012, the management of Rogue Paper effectively shut-down operations, denied the Company access to financial records, refused to participate in shareholder or management meetings and all members of Rogue Paper management resigned January 25, 2013. No legal action has been taken by either Rogue Paper or the Company. As financial records have not been available since September 30, 2012, the Company has treated the balance sheets and results of operations of Rogue Paper as a discontinued operation.

On January, 12, 2012, StudentConnect Inc., a Georgia corporation, was formed as a subsidiary of the Company.

On July, 4, 2012, WetWinds Inc., a Georgia corporation, was formed as a subsidiary of the Company.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

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

Rogue Paper, Inc. (“Rogue Paper”), the Company’s majority owned subsidiary, offered second screen technology to media organizations and businesses. During the fourth quarter of 2012, the management of Rogue Paper effectively shut-down operations, denied the Company access to financial records, refused to participate in shareholder or management meetings and all members of Rogue Paper management resigned January 25, 2013. No legal action has been taken by either Rogue Paper or the Company. As current financial records are not available since September 30, 2012, the Company has treated the balance sheets and results of operations of Rogue Paper in the same manner as a discontinued operation.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $21,096,462 at December 31, 2013, a net loss and net cash used in operations of $2,284,354 and $904,919, respectively, for the year ended December 31, 2013.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

December 31, 2013

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

Principles of Consolidation

The consolidated financial statements include the accounts of East Coast Diversified Corporation and its majority-owned subsidiary, EarthSearch Communications International, Inc., and its wholly-owned subsidiaries StudentConnect Inc. and WetWinds Inc. Due to the dispute with the management of Rogue Paper, the balances and results of operations of Rogue Paper, Inc. as of and for the nine months ended September 30, 2012 are presented in the consolidated financial statements in the manner of a discontinued operation as of and for the years ended December 31, 2013 and 2012. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2011, respectively, the Company had no cash equivalents.

Concentration of Credit Risk

The Company grants unsecured credit to commercial and governmental customers in the United States and abroad. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. As of December 31, 2012, two customers account for 79% of the total accounts receivable.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense was $3,296 and $604,735 for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, the allowance for doubtful accounts was $nil and $604,735, respectively.

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

December 31, 2013

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

Depreciation expense was $3,861 and $6,704 for the years ended December 31, 2013 and 2012, respectively.

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

Amortization of intangible assets was $nil and $114,750 for the years ended December 31, 2013 and 2012, respectively. Due to the dispute with Rogue Paper, the Company has deemed that the unamortized balance of the intangible assets as of September 30, 2012 of $624,750 and the goodwill of $742,107 have been fully impaired and charged to expense as of December 31, 2012.

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

December 31, 2013

Note 2 – Summary of Significant Accounting Policies (Continued)

Research and Development Costs

The Company accounts for research and development costs in accordance with ASC 730 “Research and Development”. ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $580,119 and $378,383 for the years ended December 31, 2013 and 2012, respectively.

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

The Company capitalized no research and development costs during the years ended December 31, 2013 and 2012, respectively. The Company recorded amortization expense of $nil and $9,273 for the years ended December 31, 2013 and 2012, respectively.

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

December 31, 2013

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

Stock-Based Compensation

The Company accounts for Employee Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not granted any stock options as of December 31, 2013.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2013.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

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

As of December 31, 2013 and 2012, there were $532,958 and $364,459, respectively, of convertible notes payable which are convertible at various conversion rates and 285,487,091 shares of convertible preferred stock which are convertible into 5,709,741,820 common shares. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of net loss per share.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company operates in only one operating segment as of December 31, 2013

Note 3 – Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-04,”Liabilities (Topic 405)”, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 is effective for fiscal years beginning after December 15, 2013. We do not believe the adoption of ASU 2013-04 will have a material effect on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires disclosure of the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period and is effective for reporting periods beginning after December 15, 2012. We do not believe the adoption of ASU 2013−02 will have a material impact on the measurement of net earnings or other comprehensive income.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” and in January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11, as clarified, enhances disclosures surrounding offsetting (netting) assets and liabilities. The clarified standard applies to derivatives, repurchase agreements and securities lending transactions and requires companies to disclose gross and net information about financial instruments and derivatives eligible for offset and to disclose financial instruments and derivatives subject to master netting arrangements in financial statements. The clarified standard did not have a material effect on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update is effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

Management does not believe any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future financial statements.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

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

The following table shows the results of Rogue Paper included in the income (loss) from disputed subsidiary:

	Year Ended December 31,
	2013	2012
Revenue	$–	$322,000

Operating expenses:
Cost of revenue	–	135,221
Selling, general and administrative expenses	–	270,793
Amortization of intangible assets	–	114,750
Total operating expenses	–	520,764

Income (loss) from disputed subsidiary	–	(198,764)

Other expenses:
Other income	–	(44)
Impairment of intangible assets	–	624,750
Impairment of goodwill	–	742,107

Net income (loss) from loss from disputed subsidiary	$–	$(1,565,577)

The major classes of assets and liabilities of disputed subsidiary on the balance sheet are as follows:

	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$70,951	$70,951
Accounts receivable	27,480	27,480
Prepaid expenses	1,000	1,000
Total current assets	99,431	99,431

Property and equipment, net	7,840	7,840

Total assets of discontinued operations	$107,271	$107,271

LIABILITIES
Current liabilities:
Accounts payable	$11,116	$11,116

Total liabilities of discontinued operations	$11,116	$11,116

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

Note 5 – Loans Payable

Loans payable at December 31, 2013 and 2012 consisted of the following:

	December 31,	December 31,
	2013	2012

Unsecured $30,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due October 17, 2012. During the year ended December 31, 2012, $28,000 of the note balance was converted to common stock. During the year ended December 31, 2013, the remaining $2,000 of the note was converted to common stock. Accrued interest is equal to $2.905 and $2,750 at December 31, 2013 and 2012, respectively.	$2,905	$4,750

On February 17, 2012, Panache Capital, LLC entered into an agreement to purchase $50,000 of the note payable to Azfar Haque. The Company exchanged the original note to Mr. Haque with a new note to Pananche which bears interest at 10% per annum and was due February 17, 2013. During the year ended December 31, 2012, $44,348 of the note was converted to common stock. Accrued interest is equal to $1,396 and $786 at December 31, 2013 and 2012, respectively. This note is in default at December 31, 2013.	7,048	6,438

Unsecured $70,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due was October 24 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $27,575 at December 31, 2013 and 2012, respectively. Accrued interest is equal to $16,244 and $7,309 at December 31, 2013 and 2012, respectively. This note is in default at December 31, 2013.	86,244	49,734

Unsecured $16,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due May 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $4,492 at December 31, 2013 and 2012. Accrued interest is equal to $3,317 and $1,297 at December 31, 2013 and 2012, respectively. This note is in default at December 31, 2013.	19,317	12,805

Unsecured $10,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due January 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $535 at December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, the note balance of $10,952. including accrued interest, was converted to common stock. Accrued interest is equal to $766 at December 31, 2012.	–	10,231

Unsecured $3,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due January 21, 2013. During the year ended December 31, 2013, the note, including accrued interest of $1,770, was converted to common stock. Accrued interest is equal to $13 at December 31, 2012.	–	3,013

Unsecured $12,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due February 5, 2013. During the year ended December 31, 2013, $6,210 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $-0- and $1,433 at December 31, 2013 and 2012, respectively. Accrued interest is equal to $1,970 and $839 at December 31, 2013 and 2012, respectively. This note is in default at December 31, 2013.	7,760	11,406

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

Note 5 – Loans Payable (Continued)

	December 31,	December 31,
	2013	2012

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due February 25, 2012. During the year ended December 31, 2012, $12,000 of the note was converted to common stock. During the year ended December 31, 2013, the remaining $21,800 was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $3,092 at December 31, 2012. Accrued interest is equal to $1,600 at December 31, 2012.	–	19,008

Unsecured $5,500 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due March 6, 2013. During the year ended December 31, 2013, the note balance of $6,050 was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $1,099 at December 31, 2012. Accrued interest is equal to $328 at December 31, 2012.	–	4,729

Unsecured $42,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due April 19, 2013. During the year ended December 31, 2013, the entire balance of the note in the amount of $44,200 was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $13,379 at December 31, 2012. Accrued interest is equal to $1,579 at December 31, 2012.	–	30,700

Unsecured $15,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due March 26, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $3,484 at December 31, 2013 and 2012, respectively. Accrued interest is equal to $2,663 and $794 at December 31, 2013 and 2012, respectively. This note is in default at December 31, 2013.	17,663	12,310

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On August 3, 2012, the Company received $18,350, which was due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $2,741 at December 31, 2012. During the year ended December 31, 2012, $516 of the note was purchased by StarCity Capital, LLC. During the year ended December 31, 2013, the note balance of $19,168 was purchased by Tangiers Investment Group, LLC. Accrued interest is equal to $381 at December 31, 2012.	–	15,474

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On August 20, 2012, the Company received $10,000, which was due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $1,514 at December 31, 2012. During the year ended December 31, 2013, the note balance of $10,300 was purchased by SGI Group, LLC. Accrued interest is equal to $183 at December 31, 2012.	–	8,669

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

Note 5 – Loans Payable (Continued)

	December 31,	December 31,
	2013	2012

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On August 27, 2012, the Company received $40,000, which was due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $7,143 at December 31, 2012. During the year ended December 31, 2013, the note balance of $40,000 was purchased by WHC Capital, LLC. Accrued interest is equal to $699 at December 31, 2012.	–	33,556

Unsecured $10,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and was due March 31, 2013. During the year ended December 31, 2013, the note, including accrued interest of $399, was converted to common stock.	–	8,097

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On September 5, 2012, the Company received $4,100, which was due March 31, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $891 at December 31, 2012. During the year ended December 31, 2013, the note balance of $4,264 was purchased by Tangiers Investment Group, LLC. Accrued interest is equal to $66 at December 31, 2012.	–	3,275

Unsecured $40,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and was due March 31, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $6,154 at December 31, 2013 and 2012, respectively. Accrued interest is equal to $4,191 and $925 at December 31, 2013 and 2012, respectively. This note is in default at December 31, 2013.	44,191	34,771

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and was due June 30, 2013. Accrued interest is equal to $1,520 and $299 at December 31, 2013 and 2012, respectively. This note is in default at December 31, 2013.	16,520	15,299

Unsecured $10,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and was due June 30, 2013. During the year ended December 31, 2013, the note, including accrued interest, was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $6,704 at December 31, 2012. Accrued interest is equal to $195 at December 31, 2012.	–	3,491

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On October 24, 2012, the Company received $5,000, which was due May 24, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $1,456 at December 31, 2012. During the year ended December 31, 2013, the note balance of $5,169 was purchased by Tangiers Investment Group, LLC. Accrued interest is equal to $75 at December 31, 2012.	–	3,619

Unsecured $39,647 note payable to Azfar Hague, which bears interest at 9% per annum and was due April 25, 2013. $20,000 of this note was purchased by Tangiers Investment Group, LLC on July 26, 2013. Accrued interest is equal to $3,379 and $655 at December 31, 2013 and 2012, respectively. This note is in default at December 31, 2013.	23,026	40,302

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

Note 5 – Loans Payable (Continued)

	December 31,	December 31,
	2013	2012

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and was due June 30, 2013. Accrued interest is equal to $1,398 and $181 at December 31, 2013 and 2012, respectively. This note is in default at December 31, 2013.	16,398	15,181

Unsecured $7,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and was due September 30, 2013. During the year ended December 31, 2013, the note, including accrued interest, was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $5,415 at December 31, 2012. Accrued interest is equal to $81 at December 31, 2012.	–	1,666

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due August 13, 2013. During the year ended December 31, 2013, $3,300 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $-0- and $24,932 at December 31, 2013 and 2012, respectively. Accrued interest is equal to $2,874 and $370 at December 31, 2013 and 2012, respectively. This note is in default at December 31, 2013.	32,074	7,938

On November 2, 2011, the Company entered into a Unsecured Convertible Promissory Note Agreement with Bulldog Insurance for up to $250,000, which bears interest at 8% per annum. On November 15, 2012, the Company received $10,000, which was due May 15, 2013. The draw on the note is discounted for its unamortized beneficial conversion feature of $3,309 at December 31, 2012. During the year ended December 31, 2013, the note was purchased by WHC Capital, LLC. Accrued interest is equal to $109 at December 31, 2012.	–	7,150

Unsecured $18,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and was due June 30, 2013. During the year ended December 31, 2013, the note balance of $19,174, including accrued interest, was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $15,296 at December 31, 2012. Accrued interest is equal to $126 at December 31, 2012.	–	2,830

Unsecured $9,000 convertible note payable to Star City Capital LLC, which bears interest at 12% per annum and was due December 3, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $8,220 at December 31, 2013 and 2012, respectively. Accrued interest is equal to $1,179 and $83 at December 31, 2013 and 2012, respectively. This note is in default at December 31, 2013.	10,179	863

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and was due June 30, 2013. Accrued interest is equal to $1,312 and $99 at December 31, 2013 and 2012, respectively. This note is in default at December 31, 2013.	16,312	15,099

Unsecured $25,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and was due June 30, 2013. The note is discounted for its unamortized beneficial conversion feature of $-0- and $22,625 at December 31, 2013 and 2012, respectively. Accrued interest is equal to $2,125 and $104 at December 31, 2013 and 2012, respectively. This note is in default at December 31, 2013.	27,125	2,479

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

Note 5 – Loans Payable (Continued)

	December 31,	December 31,
	2013	2012

On December 12, 2012, Star City Capital LLC entered into an agreement to purchase $19,700 of a note payable to Bulldog Insurance. The note bears interest at 8% per annum and is due on demand. During the year ended December 31, 2013, $18,018 of the note, including accrued interest, was converted to common stock. Accrued interest is equal to $-0- and $51 at December 31, 2013 and 2012, respectively.	2,407	19,751

Unsecured $7,500 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and was due June 30, 2013. During the year ended December 31, 2013, the entire note balance, including accrued interest, of $8,000 was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $7,378 at December 31, 2012. Accrued interest is equal to $5 at December 31, 2012.	–	127

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due November 1, 2013. Accrued interest is equal to $2,351. This note is in default at December 31, 2013.	34,851	–

Unsecured $35,000 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $3,378.	38,378	–

Unsecured $43,922 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $4,238.	48,160	–

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and is due January 31, 2014. The note is discounted for its unamortized beneficial conversion feature of $3,501 at December 31, 2013. Accrued interest is equal to $1,752.	30,751	–

Unsecured $7,000 note payable to Andre Fluellen, which calls for flat interest of $1,500 at maturity and was due October 30, 2013. This note is in default at December 31, 2013.	8,500	–

On May 6, 2013, WHC Capital, LLC entered into an agreement to purchase $50,000 of notes payable to Bulldog Insurance. The note bears interest at 8% per annum and is due March 6, 2014. During the year ended December 31, 2013, $20,612 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $8,748 at December 31, 2013. Accrued interest is equal to $3,297 at December 31, 2013.	23,937	–

Unsecured $20,000 convertible note payable to WHC Capital, LLC., which bears interest at 8% per annum and due March 9, 2014. The note is discounted for its unamortized beneficial conversion feature of $3,661 at December 31, 2013. Accrued interest is equal to $1,034.	17,373	–

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and is due March 3, 2014. The note is discounted for its unamortized beneficial conversion feature of $6,316 at December 31, 2013. Accrued interest is equal to $1,531.	27,715	–

Unsecured $7,500 note payable to Andre Fluellen, which calls for flat interest of $1,400 at maturity and was due December 1, 2013. This note is in default at December 31, 2013.	8,900	–

Unsecured $10,000 note payable to Sammie Hill, III, which calls for flat interest of $2,000 at maturity and was due December 15, 2013. This note is in default at December 31, 2013.	12,000	–

Unsecured $5,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 10% per annum and is due June 21, 2014. The note is discounted for its unamortized beneficial conversion feature of $2,356 at December 31, 2013. Accrued interest is equal to $264.	2,908	–

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

Note 5 – Loans Payable (Continued)

	December 31,	December 31,
	2013	2012

Unsecured $12,000 note payable to Bulldog Insurance, which bears interest at 7% per annum and was due December 1, 2013. Accrued interest is equal to $433. This note is in default at December 31, 2013.	12,433	–

Unsecured $3,000 note payable to Andre Fluellen, which calls for flat interest of $500 at maturity and was due December 1, 2013. This note is in default at December 31, 2013.	3,500	–

Unsecured $3,000 note payable to Andre Fluellen, which calls for flat interest of $500 at maturity and is due February 22, 2014. Accrued interest is equal to $106.	3,106	–

Unsecured $14,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and is due May 5, 2014. The note is discounted for its unamortized beneficial conversion feature of $6,202 at December 31, 2013. Accrued interest is equal to $457.	8,755	–

Unsecured $8,500 non-interest bearing note payable to Azfar Hague due February 5, 2014.	8,500	–

Unsecured $10,000 non-interest bearing note payable to Azfar Hague due February 20, 2014.	10,000	–

Unsecured $8,500 note payable to Bulldog Insurance, which bears interest at 5% per annum and due February 28, 2014. Accrued interest is equal to $142.	8,642	–

Unsecured $6,500 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 10% per annum and is due July 25, 2014. The note is discounted for its unamortized beneficial conversion feature of $3,668 at December 31, 2013. Accrued interest is equal to $283.	3,115	–

On July 26, 2013, Tangiers Investment Group, LLC entered into an agreement to purchase $20,000 of notes payable to Azfar Hague. The note bears interest at 10% per annum and is due July 26, 2014. The note is discounted for its unamortized beneficial conversion feature of $11,342 at December 31, 2013. Accrued interest is equal to $866.	9,524	–

Unsecured $5,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 10% per annum and due August 2, 2014. The note is discounted for its unamortized beneficial conversion feature of $2,1931 at December 31, 2013. Accrued interest is equal to $207.	2,276	–

Unsecured $5,000 convertible note payable to WHC Capital, LLC., which bears interest at 8% per annum and is due August 12, 2014. The note is discounted for its unamortized beneficial conversion feature of $3,068 at December 31, 2013. Accrued interest is equal to $155.	2,087	–

On January 3, 2013, Black Arch Opportunity Fund LP entered into an agreement to purchase $18,737 of notes payable to Bulldog Insurance. The note bears interest at 12% per annum and is was due December 1, 2013. During the year ended December 31, 2013, $9,466 of the note, including accrued interest, was converted to common stock. Accrued interest is equal to $1,088. This note is in default at December 31, 2013.	11,265	–

Unsecured $20,000 convertible note payable to CJ Mosley, which calls for flat interest of $1,800 due at maturity and is due April 28, 2014. The note is discounted for its unamortized beneficial conversion feature of $5,650 at December 31, 2013. Accrued interest is equal to $600.	14,950

Total Loans Payable	$680,795	$404,761

Note 5 – Loans Payable (Continued)

The Company accrued interest expense of $64,580 and $126,284 for the years ended December 31, 2013 and 2012, respectively, on the above loans. Accrued interest is included in the loan balances.

The Company borrowed $281,000 and $851,711 during the years ended December 31, 2013 and 2012, respectively. The Company made payments of $5,000 and $12,600 on the loans during the years ended December 31, 2013 and 2012. During the year ended December 31, 2013, the Company converted $257,267 of loans payable into 1,975,718,232 shares of the Company’s common stock. During the year ended December 31, 2012, the Company converted $875,433 of loans payable into 3,693,754 shares of the Company’s common stock and $57,000 of loans payable into 1,000,000 shares of the Company’s Series A preferred stock.

Note 6 – Related Parties

Loans payable – related parties at December 31, 2013 and 2012 consist of the following:

	December 31,	December 31,
	2013	2012

Unsecured non-interest bearing notes payable, due on demand, to Frank Russo, a shareholder and former Director of the Company. During the year ended December 31, 2013, $60,000 of the note balance was converted to Series A preferred stock.	$301,429	$354,979

Unsecured notes payable to Edward Eppel, a shareholder and Director of the Company, which bears interest at 10% per annum and is due on demand. During the year ended December 31, 2013, $80,000 of the note was converted to Series A preferred stock. Accrued interest is equal to $60,789 and $31,374, respectively.	189,950	184,930

Unsecured $20,000 note payable to Robert Saidel, which bears interest at 7% per annum and due December 1, 2013. Accrued interest is equal to $848. This note is in default at December 31, 2013.	20,848	–

Unsecured $7,500 note payable to Robert Saidel, which bears interest at 7% per annum and due January 8, 2014. Accrued interest is equal to $253.	7,753	–

Unsecured $10,000 note payable to Robert Saidel, which bears interest at 7% per annum and due February 16, 2014. Accrued interest is equal to $262.	10,262	–

Unsecured $4,000 note payable to Robert Saidel, which bears interest at 7% per annum and due March 9, 2014. Accrued interest is equal to $87.	4,087	–

Unsecured $137,833 note payable to Robert Saidel, which bears interest at 7% per annum and due April 25, 2014. Accrued interest is equal to $1,535.	139,368

Total	673,697	539,909

Less current portion	(601,348)	–

Loan payable - related parties, non-current	$72,349	$539,909

Frank Russo, a shareholder and former Director of the Company, is a holder of an unsecured non-interest bearing note of the Company. At December 31, 2011, $409,979 was due to Mr. Russo.  The Company repaid $5,000 to Mr. Russo during the year ended December 31, 2012. During the year ended December 31, 2013, the Company borrowed $6,450 from Mr. Russo. During the year ended December 31, 2012, the Company converted $50,000 of the note to 13,750,000 shares of Series A preferred stock and $10,000 of accrued board compensation due to Mr. Russo into 102,041 shares of Series A preferred stock. During the year ended December 31, 2013, the Company converted $60,000 of the note into 9,166,667 shares of Series A preferred stock. Additionally, during the year ended December 31, 2012, Mr. Russo converted 6,922,685 shares of common stock owned by him into 346,134 shares of Series A preferred stock.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

Note 6 – Related Parties (Continued)

Edward Eppel, a shareholder and Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum. At December 31, 2011, $189,319 was due to Mr. Eppel. The Company borrowed $71,377 from Mr. Eppel during the year ended December 31, 2013. $13,643 and $15,611 of interest was accrued and included in the loan balance for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2012, the Company converted $20,000 of the note to 2,500,000 shares of Series A preferred stock and $10,000 of accrued board compensation due to Mr. Eppel into 102,041 shares of series A preferred stock. During the year ended December 31, 2013, the Company converted $80,000 of the note to 19,166,166 shares of Series A preferred stock.

Robert Saidel, a shareholder of the Company, is a holder of notes of the Company which bear interest at 10% per annum. The Company borrowed $179,333 from Mr. Saidel during the year ended December 31, 2013. $2,985 of interest was accrued and included in the loan balance for the year ended December 31, 2013. During the year ended December 31, 2013, Mr. Saidel purchased 7,000,000 shares of the Company’s Series A preferred stock for $45,000.

At December 31, 2011, $31,000 was owed to Mr. Anis Sherali, a shareholder and Director of the Company. During the year ended December 31, 2012, the Company borrowed an additional $56,500 from Mr. Sherali and converted the $87,500 balance of the note and issued 2,592,898 shares of Series A preferred stock to Mr. Sherali. During the year ended December 31, 2012, Mr. Sherali purchased 19,905,075 shares of the Company’s Series A preferred stock for $150,500 and the Company converted $10,000 of accrued board compensation due to Mr. Sherali into 102,041 shares of Series A Preferred stock. Additionally, during the year ended December 31, 2012, Mr. Sherali purchased 533,333 shares of common stock for $40,000 and converted 64,842 shares of common stock owned by him into 1,621,047 shares of Series A preferred stock. During the year ended December 31, 2013, Mr. Sherali purchased 10,000,000 shares of the Company’s common stock for $20,000 and 14,862,035 shares of the Company’s Series A preferred stock for $55,500. Additionally, during the year ended December 30, 2013 Mr. Sherali agreed to purchase 15,000,000 shares of common stock for $4,500 and 51,250,000 shares of Series A preferred stock for $117,500. These amounts are included in common stock issuable and preferred stock issuable, respectively, at December 31, 2013.

During the year ended December 31, 2012, the Company converted $10,000 of accrued board compensation due to Mr. Kayode Aladesuyi, the Company’s Chief executive Officer and a Director, into 102,041 shares of Series A preferred stock, issued 14,583,333 shares of Series A preferred stock as a bonus award to Mr. Aladesuyi and issued 32,500,000 shares of Series A preferred stock in conversion of $110,000 of accrued compensation. During the year ended December 31, 2013, the Company converted $260,000 of accrued salaries due to Mr. Kayode Aladesuyi, the Chief Executive Officer and Director of the Company, into 98,333,333 shares of the Company’s Series A preferred stock.

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents. Mr. Aladesuyi is the managing member of BBGN&K. The license agreement calls for royalty payments beginning in 2012 of 8% of EarthSearch’s revenues to be paid quarterly. Also on October 5, 2011, the Company's Board of Directors approved the issuance of 1,428,572 shares of Series A preferred stock to Mr. Aladesuyi as payment of $200,000 initial license fee. Royalty fees were $4,013 and $44,441 for the years ended December 31, 2013 and 2012, respectively.

On August 5, 2012, the Company entered into a license agreement with Web Asset, LLC (“Web Asset”) for the rights to use certain social media concept and idea created by Mr. Kayode Aladesuyi. Mr. Aladesuyi is the managing member of Web Asset. The license agreement calls for royalty payments of 49% of the revenues earned by the Company in its use of the social media concept after the Company has earned its first $2,000,000 of revenue, payable quarterly. In addition, the Company was required to pay to Web Asset a one-time fee of $150,000. $85,327 of the one-time fee has been paid during the year ended December 31, 2012 and the remaining $64,673 was paid during the year ended December 31, 2013.

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

December 31, 2013

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

As the terms of the settlement include issuing common stock at a 35% discount to the conversion price, a derivative liability for the discount was established at the time of the Settlement of Claims of $575,263, which was charged to operations during the year ended December 31, 2012 as a loss on conversion of debt. The derivative liability is revalued at the end of each reporting period with any change in the liability being charged to operations. For the years ended December 31, 2013 and 2012, the change in derivative liability of $154,277 and $(12,099), respectively, has been recognized (expensed).

As common stock is issued in installments on the settlement, the Amounts Payable in Common Stock and the Derivative Liability will be reduced accordingly. During the year ended December 31, 2013, 101,300,000 shares of common stock, with a market value of $113,000, were issued to Ironridge in settlement of $173,730 of the liability, resulting in the reduction of the derivative liability of $105,270. During the year ended December 31, 2012, 1,610,400 shares of common stock, with a market value of $1,201,930, were issued to Ironridge in settlement of $773,390 of the liability, resulting in the reduction of the derivative liability of $416,441.

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

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

Note 8 – Stockholders’ Deficit (Continued)

Preferred Stock Issued for Cash

During the year ended December 31, 2013, the Company issued 54,208,334 shares of Series A preferred stock in private placements for a total of $184,000 ($0.0034 per share average). During the year ended December 31, 2012, the Company issued 21,256,384 shares of Series A preferred stock in private placements for a total of $197,900 ($0.0093 per share average).

Preferred Stock Issuable for Subscriptions

During the year ended December 31, 2013, the Company entered into subscription agreements for 161,137,035 shares of its Series A preferred stock to be issued for a total of $442,500. $248,000 cash was received for 74,812,035 shares, $15,000 of loans from related parties was converted into 7,500,000 shares, $60,500 of accrued salaries was converted into 27,500,000. As of December 31, 2013, there were 51,325,000 shares of Series A preferred stock, representing $119,000, remaining to be issued.

During the year ended December 31, 2012, the Company issued 1,500 shares of series B preferred stock in a private placement for a total of $1,500,000 ($1,000 per share). During the years ended December 31, 2013 and 2012, $42,500 and $344,002 of the subscription receivable was received in cash, respectively.

Preferred Stock Issued in Conversion of Debt

During the year ended December 31, 2013, the Company issued 28,333,333 shares of Series A preferred stock in the conversion of $140,000 of notes payable to related parties. During the year ended December 31, 2012, the Company issued 18,842,898 shares of Series A preferred stock in the conversion of $157,500 of notes payable to related parties (see Note 6 – Related Parties) and 1,000,000 shares of Series A Preferred in the conversion of $57,000 of notes payable to unrelated parties (see Note 5 – Loans Payable).

During the year ended December 31, 2013, the Company issued 100,833,333 shares of Series A preferred stock in the conversion of $290,500 of accrued salaries.

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

Preferred Stock Issued in Conversion of Common Stock

During the year ended December 31, 2013, the Company issued 164,286 shares of Series A preferred stock to an unrelated party for the conversion and return of 6,572 shares of common stock.

During the year ended December 31, 2012, the Company issued 4,324,515 shares of Series A preferred stock to related parties for the conversion and return of 172,981 shares of common stock and issued 372,000 shares of Series A preferred stock to unrelated parties for the conversion and return of 14,880 shares of common stock.

Preferred Stock Purchased for Cash

During the year ended December 31, 2013, the Company purchased 1,375,000 shares of its Series A preferred stock from two shareholders for $5,000 cash.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

Note 8 – Stockholders’ Deficit (Continued)

Common Stock Issued for Cash

During the year ended December 31, 2013, the Company issued 130,000,000 shares of common stock in private placements for a total of $32,000 ($0.0002 per share). During the year ended December 31, 2012, the Company issued 833,833 shares of common stock in private placements for a total of $56,000 ($0.07 per share).

Common Stock Issuable for Subscriptions

During the year ended December 31, 2013, the Company entered into subscription agreements for 15,000,000 shares of its common stock to be issued for a total of $4,500.

Common Stock Issued in Conversion of Debt

During the year ended December 31, 2013, the Company issued 1,975,718,232 shares of common stock in the conversion of $257,267 of notes payable to unrelated parties. During the year ended December 31, 2012, the Company issued 3,693,754 shares of common stock in the conversion of $875,433 of notes payable to unrelated parties (see Note 5 – Loans Payable).

During the year ended December 31, 2013, the Company issued 101,300,000 shares of common stock, with a market value of $113,000, to Ironridge in settlement of $173,730 of amounts payable in common stock. During the year ended December 31, 2012, the Company issued 1,610,400 shares of common stock, with a fair value of $1,201,930, to Ironridge in settlement of $773,390 of amounts payable in common stock (see Note 7 – Amounts Payable in Common Stock and Derivative Liability).

Common Stock Issued for Services

During the year ended December 31, 2013, the Company issued 1,319,444 shares of common stock to two unrelated parties for services of $12,900, or an average price of $0.01 per share based on the fair value of the shares at the time of issuance. During the year ended December 31, 2012, the Company issued 29,638 shares of common stock to unrelated parties for services of $82,205, or an average price of $2.77 per share based on the fair value of the shares at the time of issuance. 25,638 of these shares were issued under the 2010 Stock Incentive Plan (“2010 Plan”) dated September 17, 2010. As of December 31, 2012, 460 shares remain unissued under the 2010 Plan.

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

Common Stock Issued in Conversion of Preferred Stock

During the year ended December 31, 2013, the Company issued 6,219,000 shares of common stock to unrelated parties for the conversion and return of 39,050 shares of Series A preferred stock resulting in a reduction in the acquisition liability related to the RP Share Exchange Agreement with the shareholders of Rogue Paper of $23,123.

During the year ended December 31, 2012, the Company issued 622,566 shares of common stock and 56 shares of Series B preferred stock to an unrelated parties for the conversion and return of 1,046,739 shares of Series A preferred stock.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

Note 8 – Stockholders’ Deficit (Continued)

Common Stock Purchased for Cash

During the year ended December 31, 2013, the Company purchased 1,500 shares of its common stock from a shareholder for $5,000 ($3.33 per share).

Note 9 – Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	Year Ended December 31,
	2013	2012

Expected income tax (benefit) at 34% statutory rate	-34.0%	-34.0%
Permanent tax differences	7.2%	4.6%
Timing differences	0.0%	0.0%
Change in valuation allowance	26.8%	29.4%

Actual tax expense	0.0%	0.0%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	December 31,
	2013	2012
Deferred income tax assets:
Net operating loss carry forwards	$7,043,090	$6,423,760
Valuation allowance	(7,043,090)	(6,423,760)
Net deferred income tax assets	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $619,330 and $1,430,990 for the years ended December 31, 2013 and 2012, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2013 and 2012. At December 31, 2013, the Company has net operating loss carry forwards of approximately $20,715,000, which expire commencing 2024. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2013, but believes the provisions will not limit the availability of losses to offset future income.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

Note 9 – Income Taxes (Continued)

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Georgia. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply.  As of December 31, 2013, tax years 2009 through 2012 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Note 10 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities in Marietta, Georgia. The term of the lease is 66 months with escalating lease payments beginning at $2,163 per month. At December 31, 2013, future minimum lease payments under the lease are as follows:

2014	27,550
2015	28,366
2016	29,219
2017	15,054

$100,189

Rent expense was $30,727 and $23,186 for the years ended December 31, 2013 and 2012, respectively.

Acquisition Liabilities

Pursuant to the RP Share Exchange Agreement with Rogue Paper, Inc., commencing six months from October 23, 2011 (the “Execution Date”), both the Company and the holders of the Preferred Shares shall have the option to redeem any portion of such holders Preferred Shares for cash, at a price of sixty cents ($0.60) per share, or $1,075,000. Commencing twenty four (24) months from the Execution date, holders of the remaining forty-nine percent (49%) of Rogue Paper Common Shares, have the option to have such shares redeemed by the Company for cash, at a price of $0.03 per share, or $29,973.  During the year ended December 31, 2013, the Company issued 6,219,000 shares of common stock to unrelated parties for the conversion and return of 39,050 shares of Series A preferred stock resulting in a reduction in the acquisition liability of $23,123.

License Agreements

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents. The license agreement calls for royalty payments beginning in 2012 of 8% of EarthSearch’s revenues to be paid quarterly. Royalty expense was $4,013 and $44,441 for the years ended December 31, 2013 and 2012, respectively (see Note 3 – Related Parties).

On August 5, 2012, the Company entered into a license agreement with Web Asset, LLC (“Web Asset”) for the rights to use certain social media concept and idea created by Mr. Kayode Aladesuyi. The license agreement calls for royalty payments of 49% of the revenues earned by the Company in its use of the social media concept after the Company has earned its first $2,000,000 of revenue, payable quarterly. No royalty payments have been made as of December 31, 2013 (see Note 3 – Related Parties).

Note 11 – Subsequent Events

On January 3, 2014, the Company issued 3,750,000 shares of its Series A preferred stock to a related party for $7,500 in cash.

On January 4, 2014, the Company issued a $20,050 unsecured promissory note to Edward Eppel. The note bears interest at 7% per annum and is due December 31, 2015.

On January 6, 2014, the Company issued 189,739,800 shares of its common stock in conversion of loans payable in the amount of $9,487.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

Note 11 – Subsequent Events (Continued)

On January 8, 2014, the Company issued 200,000,000 shares of its common stock in conversion of loans payable in the amount of $10,000.

On January 9, 2014, the Company issued 5,000,000 shares of its Series A preferred stock to a related party for $10,000 in cash.

On January 21, 2014, the Company issued a $7,700 unsecured promissory note to Andre Fluellen. The note bears interest at 10% per annum and is due June 21, 2014.

On January 21, 2014, the Company issued 1,000,000 shares of its Series A preferred stock to a related party for $2,000 in cash.

On January 22, 2014, the Company issued 20,000,000 shares of its Series A preferred stock to an unrelated party for $40,000 in cash.

On January 27, 2014, the Company issued 220,844,765 shares of its common stock in conversion of loans payable in the amount of $11,042.

On February 10, 2014, the Company issued 110,385,400 shares of its common stock in conversion of loans payable in the amount of $4,967.

On February 11, 2014, the Company issued 462,812,001 shares of its common stock in conversion of loans payable in the amount of $23,141.

On February 13, 2014, the Company issued 294,000,000 shares of its common stock in conversion of loans payable in the amount of $14,700.

On February 14, 2014, the Company issued 231,904,000 shares of its common stock in conversion of loans payable in the amount of $11,595.

On February 22, 2014, the Company issued 2,500,000 shares of its Series A preferred stock to an unrelated party for $10,000 in cash.

On February 21, 2014, the Company issued 155,000,000 shares of its common stock in conversion of loans payable in the amount of $6,975.

On February 24, 2014, the Company issued 280,000,000 shares of its common stock in conversion of loans payable in the amount of $14,000.

On February 25, 2014, the Company issued 100,548,000 shares of its common stock in conversion of loans payable in the amount of $5,027.

On February 28, 2014, the Company issued 293,519,800 shares of its common stock in conversion of loans payable in the amount of $14,676.

On February 28, 2014, the Company’s subsidiary, Student Connect, Inc. (“Student Connect”), entered into a 5 year licensing agreement with Nueva Tech, LLC (“Nueva Tech”). Under the terms of the agreement, Student Connect will receive a one-time licensing fee of $100,000, of which $50,000 has been received and the remaining $50,000 is due within 90 days of the date of the agreement. Nueva Tech is appointed a Master Distributor of the Company’s products and granted an exclusive license to sell the products in the state of California, as well as a non-exclusive license to sell the Company’s products in Arizona, Washington, Oregon, Nevada, New Mexico, and Hawaii. All advertisement revenue generated will be shared, net of communication costs, 40% to Student Connect and 60% to Nueva Tech.

On March 3, 2014, the Company issued 36,000,000 shares of its common stock in conversion of loans payable in the amount of $1,800.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

Note 11 – Subsequent Events (Continued)

On March 5, 2014, the Company issued 169,000,000 shares of its common stock in conversion of loans payable in the amount of $9,000.

On March 6, 2014, the Company issued 177,400,000 shares of its common stock in conversion of loans payable in the amount of $5,000.

On March 11, 2014, the Company issued 294,000,000 shares of its common stock in conversion of loans payable in the amount of $14,700.

On March 17, 2014, the Company issued a $29,000 unsecured convertible promissory note to LG Capital Funding, LLC. The note bears interest at 8% per annum, is due March 17, 2015, and is convertible at a 50% discount to the lowest closing bid price during the fifteen day period prior to the conversion date.

On March 20, 2014, the Company’s subsidiary, Student Connect, Inc. (“Student Connect”), entered into a service agreement with a school district in Texas to provide its proprietary school transportation monitoring system. The agreement is cancellable by the school district upon 30 days’ notice. Student Connect provides the equipment and monitoring service at a no cost to the school district. The system provides instant notification to schools and parents about students riding on the school buses. Messages are delivered to schools and parents at no cost and are funded through advertisers who sponsor each message sent to the parent about their child.

On March 21, 2014, the Company issued 194,000,000 shares of its common stock in conversion of loans payable in the amount of $9,700.

On March 24, 2014, the Company issued 100,000,000 shares of its common stock in conversion of loans payable in the amount of $7,000.

On March 25, 2014, the Company issued 572,190,277 shares of its common stock in conversion of loans payable in the amount of $33,796.

On March 26, 2014, the Company issued 314,285,714 shares of its common stock in conversion of loans payable in the amount of $16,400.

On March 27, 2014, the Company’s subsidiary, Student Connect, Inc. (“Student Connect”), entered into a 5 year licensing agreement with Smart1st, a Beirut, Lebanon corporation. Under the terms of the agreement, Smart1st is appointed a Master Distributor of the Company’s products and granted an exclusive license to sell the products in the country of Lebanon. All advertisement revenue generated will be shared, net of communication costs, 40% to Student Connect and 60% to Smart1st.

On March 27, 2014, the Company issued a $23,000 unsecured promissory note to Frank Russo. The note is non-interest bearing and is due October 1, 2014.

On March 27, 2014, the Company issued a $18,000 unsecured convertible promissory note to Tangiers Investment Group, LLC. The note bears interest at 8% per annum, is due March 17, 2015, and is convertible at the lower of i) $0.0001 or ii) a 50% discount to the trading price during the twenty day period prior to the conversion date.

On March 28, 2014, the Company issued 369,872,800 shares of its common stock in conversion of loans payable in the amount of $18,494.

On March 28, 2014, the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to increase the Company’s authorized capital stock to 13,500,000,000 shares, par value $0.001 per share, including (i) 13,000,000,000 shares of common stock, par value $0.001 per share and (ii) 500,000,000 shares of preferred stock, par value $0.001 per share.

On March 31, 2014, the Company issued 200,000,000 shares of its common stock in conversion of loans payable in the amount of $5,904.

On April 1, 2014, the Company’s subsidiary, Student Connect, Inc. (“Student Connect”), entered into a service agreement with a school district in California to provide its proprietary school transportation monitoring system. The agreement is cancellable by the school district upon 30 days’ notice. Student Connect provides the equipment and monitoring service at a no cost to the school district. The system provides instant notification to schools and parents about students riding on the school buses. Messages are delivered to schools and parents at no cost and are funded through advertisers who sponsor each message sent to the parent about their child.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

Note 11 – Subsequent Events (Continued)

On April 1, 2014, the Company issued 250,000,000 shares of its common stock in conversion of loans payable in the amount of $12,500.

On April 1, 2014, the Company issued 15,000,000 shares of its common stock to a related party for $4,500 in cash received in 2013. The amount was recorded as common stock issuable at December 31, 2013.

On April 1, 2014, the Company issued 75,000 shares of its Series A preferred stock to a third party for $1,500 in cash received in 2013. The amount was recorded in preferred stock issuable at December 31, 2013.

On April 7, 2014, the Company issued 821,007,589 shares of its common stock in conversion of loans payable in the amount of $39,541.

On April 10, 2014, the Company issued 46,500,000 shares of its Series A preferred stock to a third party for $108,000 in cash received in 2013. The amount was recorded in preferred stock issuable at December 31, 2013.

On April 8, 2014, the Company issued a $12,500 unsecured convertible promissory note to Microcap Equity Group LLC. The note bears interest at 12% per annum, is due October 8, 2014, and is convertible at a 50% discount to the lowest bid price during the ninety day period prior to the conversion date.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

