Form 10-Q
period 2014-03-31
EAST COAST DIVERSIFIED CORP
filed 2014-05-20
CIK 1256540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

As of May 20, 2014, the issuer had 10,374,617,071 shares of its Common Stock, $0.001 par value, outstanding.

EAST COAST DIVERSIFIED CORPORATION

FORM 10-Q

MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets
Cash	$4,207	$241
Accounts receivable, net	50,946	41
Inventory	251,200	251,576
Prepaid license fees	200,000	200,000
Prepaid expenses	15,855	13,945
Assets attributable to disputed subsidiary	–	107,271
Total current assets	522,208	573,074

Property and equipment, net	2,844	3,540

Other assets
Prepaid license fees	25,000	37,500
Security deposits	15,408	20,000
Total other assets	40,408	57,500

Total assets	$565,460	$634,114

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets (Continued)

	March 31,	December 31,
	2014	2013
	(unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$13,727	$1,889
Loans payable, current	549,747	680,795
Loans payable - related parties, current	578,835	601,348
Due to related party	–	10,120
Accounts payable and accrued expenses	629,128	628,970
Accrued payroll and related liabilities	2,495,077	2,371,656
Deferred revenue	98,333	–
Liabilities attributable to disputed subsidiary	–	11,116
Total current liabilities	4,364,847	4,305,894

Other liabilities
Loans payable - related parties, non-current	73,572	72,349

Total liabilities	4,438,419	4,378,243

Commitments and contingencies:
Contingent acquisition liabilities	–	1,081,850

Amounts payable in common stock	121,225	121,225

Derivative liability	65,275	65,275

Stockholders' deficit
Preferred stock, $0.001 par value, 400,000,000 and 400,000,000 shares authorized: Series A preferred stock, 307,987,091 and 285,487,091 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	307,987	285,487
Series B preferred stock, 2,169 and 2,169 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2	2
Common stock, $0.001 par value, 13,000,000,000 and 5,900,000,000 shares authorized, 7,187,249,482 and 2,221,746,925 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	7,187,249	2,221,747
Additional paid-in capital	10,398,216	14,949,524
Preferred stock issuable	157,000	119,000
Common stock issuable	4,500	4,500
Preferred stock subscriptions receivable	(1,108,498)	(1,113,498)
Accumulated deficit	(20,620,224)	(21,096,462)
Total East Coast Diversified stockholders' deficit	(3,673,768)	(4,629,700)
Noncontrolling interest	(385,691)	(382,779)
Total stockholders' deficit	(4,059,459)	(5,012,479)

Total liabilities and stockholders' deficit	$565,460	$634,114

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2014	2013

Revenues:
Product sales	$8,769	$38,913
License Fees	1,667	–
Consulting and development	–	–
User fees	7,671	4,421
Total revenues	18,107	43,334

Operating Expenses
Cost of revenues:
Product sales	3,589	23,060
Consulting and development	–	–
User fees	3,430	6,818
Selling, general and administrative expense	414,659	562,572

Total operating expenses	421,678	592,450

Loss from operations	(403,571)	(549,116)

Other income (expense)
Interest expense	(108,798)	(204,257)
Total other income (expense)	(108,798)	(204,257)

Net loss from continuing operations	(512,369)	(753,373)
Net loss attributable to noncontrolling interests	4,492	6,021

Net loss attributable to East Coast Diversified Corporation	(507,877)	(747,352)

Net income from discontinued operations, net of tax	984,115	–

Total net income (loss) after discontinued operations	$476,238	$(747,352)

Net loss per share - basic and diluted	$(0.00)	$(0.09)

Weighted average number of shares outstanding during the period - basic and diluted	3,949,295,159	8,487,435

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$476,238	$(747,352)
Adjustments to reconcile net income (loss) to net cash used in operations:
Noncontrolling interests	(4,492)	(6,021)
Depreciation and amortization	696	1,296
Issuance of loan payable for consulting services	–	78,922
Stock issued for services and compensation	2,095	–
Amortization of prepaid license fee	12,500	12,500
Gain on disposal of discontinued operations	(984,115)	–
Accretion of beneficial conversion feature on convertible notes payable as interest	97,519	185,773
Interest accrued on loans payable	11,279	18,438
Changes in operating assets and liabilities:
Accounts receivable, net	(50,905)	112
Inventory	376	3,582
Prepaid expenses	(1,910)	5,562
Security deposits	4,592	–
Bank overdraft, net	11,838	–
Due to related party	(10,120)	(48,743)
Accounts payable and accrued expenses	158	52,050
Accrued payroll and related liabilities	123,421	188,882
Deferred revenue	98,333	–
Net cash used in operating activities	(212,497)	(254,999)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Repurchase of common stock	–	(5,000)
Proceeds from issuance of preferred stock	50,000	185,000
Proceeds from preferred stock subscriptions	43,000	6,191
Proceeds from loans payable	60,150	47,500
Proceeds from loans payable - related party	63,313	21,500
Net cash from financing activities	216,463	255,191

Net increase (decrease) in cash	3,966	192

Cash at beginning of period	241	–

Cash at end of period	$4,207	$192

See accompanying notes to consolidated financial statements.

Continued

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Three Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$2,576

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:

Issuance of 4,588,102,557 and 548,728 shares of common stock in conversion of loans payable, respectively	$239,001	$17,169

Issuance of 375,304,000 shares of common stock in conversion of loans payable - related parties	$10,904	$–

95,237,035 shares of Series A preferred stock to be issued under stock subscriptions	$–	$293,500

Issuance of 700,000 shares of common stock in settlement of loans and accounts payable converted to Amounts payable in common stock, respectively	$–	$35,000

Beneficial conversion feature of convertible notes payable	$134,694	$116,574

Reduction of acquisition liabilities due to conversion of 34,358 shares of Series A preferred stock to 589,000 shares of common stock	$–	$21,106

See accompanying notes to consolidated financial statements.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 1 – Organiztion, Presentation, and Going Concern

Organization

East Coast Diversified Corp. (the "Company") was incorporated in Florida on May 27, 1994 as Plantastic Corp. In June 2003, the Company changed its name to East Coast Diversified Corporation. from Lifekeepers International, Inc. and changed its domicile to Nevada.

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

These unaudited consolidated financial statements should be read in conjunction with our 2013 audited annual financial statements included in our annual report on Form 10-K, filed with the SEC on April 15, 2014.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $20,620,224 at March 31, 2014, a net loss and net cash used in operations of $507,877 and $212,497, respectively, for the three months ended March 31, 2014.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 – Discontinued Subsidiary

During the fourth quarter of 2012, the management of the Company’s subsidiary, Rogue Paper, Inc. (“Rogue Paper”) effectively shut-down operations, denied the Company access to financial records, refused to participate in shareholder or management meetings and all members of Rogue Paper management resigned on January 25, 2013. No legal action has been taken by either Rogue Paper or the Company. As current financial records have not been available since September 30, 2012, the Company has treated the balance sheets and results of operations of Rogue Paper as of and for the period ended December 31, 2013 as a discontinued operation.

In connection with the acquisition of Rogue Paper, the Company agreed to redeem the Preferred Shares held by the former Rogue Paper shareholders’ for cash of $0.60 per share and had an option to purchase the remaining forty-nine percent (49%) of Rogue Paper Common Shares for cash, at a price of $0.03 per share. During the year ended December 31, 2013, the Company issued 6,219,000 shares of common stock to unrelated parties for the conversion and return of 39,050 shares of Series A preferred stock resulting in a reduction in the acquisition liability of $23,123, resulting in a remaining liability of $1,081,850 at December 31, 2013.

Effective March 31, 2014, the Company’s management believes that the net assets of Rogue Paper are not recoverable and, as such, the Company has accounted for the disputed assets and liabilities as if they have been disposed. Additionally, the Company believes the contingent acquisition liabilities no longer exist. The net effect of these transactions results in a gain from discontinued operations of $984,115.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 2 – Discontinued Subsidiary (Continued)

Assets and liabilities of the discontinued subsidiary as of March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013

Total assets	$-0-	$107,271

Total liabilities	$-0-	$11,116

Note 3 – Loans Payable

Loans payable at March 31, 2014 and December 31, 2013 consist of the following:

	March 31,	December 31,
	2014	2013

Unsecured $30,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due October 17, 2012. During the year ended December 31, 2012, $28,000 of the note balance was converted to common stock. During the year ended December 31, 2013, the remaining $2,000 of the note was converted to common stock. Accrued interest is equal to $2.905 at December 31, 2013. During the three months ended march 31, 2014, the remaining accrued interest of $2,905 was forgiven by the lender.	$–	$2,905

On February 17, 2012, Panache Capital, LLC entered into an agreement to purchase $50,000 of the note payable to Azfar Haque. The Company exchanged the original note to Mr. Haque with a new note to Pananche which bears interest at 10% per annum and was due February 17, 2013. During the year ended December 31, 2012, $44,348 of the note was converted to common stock. Accrued interest is equal to $1,537 and $1,396 at March 31, 2014 and December 31, 2013, respectively. This note is in default at March 31, 2014.	7,189	7,048

Unsecured $70,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due was October 24 2013. Accrued interest is equal to $16,344 and $16,244 at March 31, 2014 and December 31, 2013, respectively. This note is in default at March 31, 2014.	88,344	86,244

Unsecured $16,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due May 3, 2013. Accrued interest is equal to $3,797 and $3,317 at March 31, 2014 and December 31, 2013, respectively. This note is in default at March 31, 2014.	19,797	19,317

Unsecured $12,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due February 5, 2013. During the year ended December 31, 2013, $6,210 of the note was converted to common stock. Accrued interest is equal to $2,144 and $1,970 at March 31, 2014 and December 31, 2013. This note is in default at March 31, 2014.	7,934	7,760

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 3 – Loans Payable (Continued)

	March 31,	December 31,
	2014	2013

Unsecured $15,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due March 26, 2013. Accrued interest is equal to $3,113 and $2,663 at March 31, 2014 and December 31, 2013, respectively. This note is in default at March 31, 2014.	18,113	17,663

Unsecured $40,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and was due March 31, 2013. During the three months ended March 31, 2014, $18,143 of the note and accrued interest was converted to common stock. Accrued interest is equal to $1,203 and $4,191 at March 31, 2014 and December 31, 2013, respectively. This note is in default at March 31, 2014.	26,703	44,191

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and was due June 30, 2013. Accrued interest is equal to $1,820 and $1,520 at March 31, 2014 and December 31, 2013, respectively. This note is in default at March 31, 2014.	16,820	16,520

Unsecured $39,647 note payable to Azfar Hague, which bears interest at 9% per annum and was due April 25, 2013. $20,000 of this note was purchased by Tangiers Investment Group, LLC on July 26, 2013. During the three months ended March 31, 2014, $9,000 of the note was converted to common stock. Accrued interest is equal to $3,720 and $3,379 at March 31, 2014 and December 31, 2013, respectively. This note is in default at March 31, 2014.	14,367	23,026

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and was due June 30, 2013. Accrued interest is equal to $1,698 and $1,398 at March 31, 2014 and December 31, 2013, respectively. This note is in default at March 31, 2014.	16,698	16,398

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due August 13, 2013. During the year ended December 31, 2013, $3,300 of the note was converted to common stock. During the three months ended March 31, 2014, the remaining balance of the note, including accrued interest, of $30,500 was converted to common stock. Accrued interest is equal to $2,874 at December 31, 2013.	–	32,074

Unsecured $9,000 convertible note payable to Star City Capital LLC, which bears interest at 12% per annum and was due December 3, 2013. During the three months ended March 31, 2014, the note, including accrued interest, of $10,290 was converted to common stock. Accrued interest is equal to $1,179 at December 31, 2013.	–	10,179

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and was due June 30, 2013. Accrued interest is equal to $1,612 and $1,312 at March 31, 2014 and December 31, 2013, respectively. This note is in default at March 31, 2014.	16,612	16,312

Unsecured $25,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and was due June 30, 2013. During the three months ended March 31, 2014, the note, including accrued interest, of $27,317 was converted to common stock. Accrued interest is equal to $2,125 at December 31, 2013.	–	27,125

On December 12, 2012, Star City Capital LLC entered into an agreement to purchase $19,700 of a note payable to Bulldog Insurance. The note bears interest at 8% per annum and is due on demand. During the year ended December 31, 2013, $18,018 of the note, including accrued interest, was converted to common stock. During the three months ended March 31, 2014, the remainder of the note, including accrued interest, of $2,851 was converted to common stock.	–	2,407

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 3 – Loans Payable (Continued)

	March 31,	December 31,
	2014	2013

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due November 1, 2013. During the three months ended March 31, 2014, the note, including accrued interest, of $33,800 was converted to common stock. Accrued interest is equal to $2,351 at December 31, 2013.	–	34,851

Unsecured $35,000 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $4,428 and $3,378 at March 31, 2014 and December 31, 2013, respectively.	39,428	38,378

Unsecured $43,922 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $5,556 and $4,238 at March 31, 2014 and December 31, 2013, respectively.	49,478	48,160

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due January 31, 2014. The note is discounted for its unamortized beneficial conversion feature of $3,501 at December 31, 2013. Accrued interest is equal to $2,402 and $1,752 at March 31, 2014 and December 31, 2013, respectively. This note is in default at March 31, 2014.	34,902	30,751

Unsecured $7,000 note payable to Andre Fluellen, which calls for flat interest of $1,500 at maturity and was due October 30, 2013. This note is in default at March 31, 2014.	8,500	8,500

On May 6, 2013, WHC Capital, LLC entered into an agreement to purchase $50,000 of notes payable to Bulldog Insurance. The note bears interest at 8% per annum and was due March 6, 2014. During the year ended December 31, 2013, $20,612 of the note was converted to common stock. During the three months ended March 31, 2014, $11,942 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $8,748 at December 31, 2013. Accrued interest is equal to $3,765 and $3,297 at March 31, 2014 and December 31, 2013, respectively. This note is in default at March 31, 2014.	21,211	23,937

Unsecured $20,000 convertible note payable to WHC Capital, LLC., which bears interest at 8% per annum and was due March 9, 2014. The note is discounted for its unamortized beneficial conversion feature of $3,661 at December 31, 2013. Accrued interest is equal to $1,434 and $1,034 at March 31, 2014 and December 31, 2013, respectively. This note is in default at March 31, 2014.	21,434	17,373

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due March 3, 2014. The note is discounted for its unamortized beneficial conversion feature of $6,316 at December 31, 2013. Accrued interest is equal to $2,181 and $1,531 at March 31, 2014 and December 31, 2013, respectively. This note is in default at March 31, 2014.	34,681	27,715

Unsecured $7,500 note payable to Andre Fluellen, which calls for flat interest of $1,400 at maturity and was due December 1, 2013. This note is in default at March 31, 2014.	8,900	8,900

Unsecured $10,000 note payable to Sammie Hill, III, which calls for flat interest of $2,000 at maturity and was due December 15, 2013. This note is in default at March 31, 2014.	12,000	12,000

Unsecured $5,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 10% per annum and is due June 21, 2014. The note is discounted for its unamortized beneficial conversion feature of $2,356 at December 31, 2013. During the three months ended March 31, 2014, the note, including accrued interest, of $5,068 was converted to common stock. Accrued interest is equal to $264 at December 31, 2013.	–	2,908

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 3 – Loans Payable (Continued)

	March 31,	December 31,
	2014	2013

Unsecured $12,000 note payable to Bulldog Insurance, which bears interest at 7% per annum and was due December 1, 2013. During the three months ended March 31, 2014, the note was converted to common stock. Accrued interest is equal to $433 at December 31, 2013.	–	12,433

Unsecured $3,000 note payable to Andre Fluellen, which calls for flat interest of $500 at maturity and was due December 1, 2013. This note is in default at March 31, 2014.	3,500	3,500

Unsecured $3,000 note payable to Andre Fluellen, which calls for flat interest of $150 at maturity and was due February 22, 2014. Accrued interest is equal to $150 and $106 at March 31, 2014 and December 31, 2013, respectively. This note is in default at March 31, 2014.	3,150	3,106

Unsecured $14,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and is due May 5, 2014. The note is discounted for its unamortized beneficial conversion feature of $1,736 and $6,202 at March 31, 2014 and December 31, 2013, respectively. Accrued interest is equal to $747 and $457 at March 31, 2014 and December 31, 2013, respectively.	13,511	8,755

Unsecured $8,500 non-interest bearing note payable to Azfar Hague due February 5, 2014. During the three months ended March 31, 2014, the note was converted to common stock.	–	8,500

Unsecured $10,000 non-interest bearing note payable to Azfar Hague due February 20, 2014. During the three months ended March 31, 2014, the note was converted to common stock.	–	10,000

Unsecured $8,500 note payable to Bulldog Insurance, which bears interest at 5% per annum and due February 28, 2014. During the three months ended March 31, 2014, $3,000 of the note was converted to common stock. Accrued interest is equal to $230 and $142 at March 31, 2014 and December 31, 2013, respectively. This note is in default at March 31, 2014.	5,730	8,642

Unsecured $6,500 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 10% per annum and is due July 25, 2014. During the three months ended March 31, 2014, the note, including accrued interest, of $6,527 was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $3,668 at December 31, 2013. Accrued interest is equal to $283 at December 31, 2013.	–	3,115

On July 26, 2013, Tangiers Investment Group, LLC entered into an agreement to purchase $20,000 of notes payable to Azfar Hague. The note bears interest at 10% per annum and is due July 26, 2014. During the three months ended March 31, 2014, the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $11,342 at December 31, 2013. Accrued interest is equal to $866 at December 31, 2013.	–	9,524

Unsecured $5,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 10% per annum and due August 2, 2014. During the three months ended March 31, 2014, the note, including accrued interest, of $5,027 was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $2,931 at December 31, 2013. Accrued interest is equal to $207 at December 31, 2013.	–	2,276

Unsecured $5,000 convertible note payable to WHC Capital, LLC., which bears interest at 8% per annum and is due August 12, 2014. The note is discounted for its unamortized beneficial conversion feature of $1,834 and $3,068 at March 31, 2014 and December 31, 2013, respectively. Accrued interest is equal to $255 and $155 at March 31, 2014 and December 31, 2013, respectively.	3,421	2,087

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 3 – Loans Payable (Continued)

	March 31,	December 31,
	2014	2013

On January 3, 2013, Black Arch Opportunity Fund LP entered into an agreement to purchase $18,737 of notes payable to Bulldog Insurance. The note bears interest at 12% per annum and is was due December 1, 2013. During the year ended December 31, 2013, $9,466 of the note, including accrued interest, was converted to common stock. During the three months ended March 31, 2014, the remainder of the note, including accrued interest, was converted to common stock. Accrued interest is equal to $1,088 at December 31, 2013.	–	11,265

Unsecured $20,000 convertible note payable to CJ Mosley, which calls for flat interest of $1,800 due at maturity and is due April 28, 2014. The note is discounted for its unamortized beneficial conversion feature of $1,341 and $5,650 at March 31, 2014 and December 31, 2013, respectively. Accrued interest is equal to $1,500 and $600 at March 31, 2014 and December 31, 2013, respectively.	20,159	14,950

Unsecured $7,700 convertible note payable to Andre Fluellen, which calls for flat interest of $770 due at maturity and is due June 21, 2014. The note is discounted for its unamortized beneficial conversion feature of $4,181 at March 31, 2014. Accrued interest is equal to $352.	3,871	–

Unsecured $3,450 non-interest bearing note payable to Azfar Hague due September 20, 2014.	3,450	–

Unsecured $2,000 non-interest bearing note payable to Bulldog Insurance due September 26, 2014.	2,000	–

Unsecured $29,000 convertible note payable to LG Capital Funding, LLC., which bears interest at 8% per annum and is due March 17, 2015. The note is discounted for its unamortized beneficial conversion feature of $27,887 at March 31, 2014. Accrued interest is equal to $89 at March 31, 2014.	1,202	–

On March 17, 2014, LG Capital Funding, LLC entered into an agreement to purchase $40,000 of notes payable to Frank Russo. The note bears interest at 8% per annum and is due March 17, 2015. During the three months ended March 31, 2014, $14,000 of the the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $25,002 at March 31, 2014. Accrued interest is equal to $80 at March 31, 2014.	1,078	–

On March 27, 2014, Microcap Equity Group LLC entered into an agreement to purchase $25,000 of notes payable to Frank Russo. The note bears interest at 10% per annum and is due on demand. Accrued interest is equal to $27 at March 31, 2014.	25,027	–

Unsecured $18,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 8% per annum and is due March 27, 2015. The note is discounted for its unamortized beneficial conversion feature of $17,802 at March 31, 2014. Accrued interest is equal to $158 at March 31, 2014.	356	–

On March 27, 2014, Tangiers Investment Group, LLC. entered into an agreement to purchase $15,000 of notes payable to Frank Russo. The note bears interest at 10% per annum and is due March 27, 2015. The note is discounted for its unamortized beneficial conversion feature of $14,835 at March 31, 2014. Accrued interest is equal to $16 at March 31, 2014.	181	–

Total Loans Payable	$549,747	$680,795

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 3 – Loans Payable (Continued)

The Company accrued interest expense of $4,978 and $14,788 for the three months ended March 31, 2014 and 2013, respectively, on the above loans. Accrued interest is included in the loan balances.

The Company borrowed $60,150 and $47,500 during the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, the Company converted $239,001 of loans payable into 4,588,102,557 shares of the Company’s common stock. During the three months ended March 31, 2013, the Company converted $17,169 of loans payable into 548,728 shares of the Company’s common stock.

Note 4 – Related Parties

Loans payable – related parties at March 31, 2014 and December 31, 2013 consist of the following:

	March 31,	December 31,
	2014	2013

Unsecured non-interest bearing notes payable, due on demand, to Frank Russo, a shareholder and former Director of the Company. During the year ended December 31, 2013, $60,000 of the note balance was converted to Series A preferred stock. During the three month ended March 31, 2014, Mr. Russo loaned the Company an additional $28,800, $50,904 of the note was converted to common stock, and $40,000 was purchased by two unrelated parties.	$239,325	$301,429

Unsecured notes payable to Edward Eppel, a shareholder and Director of the Company, which bears interest at 10% per annum and is due on demand. During the year ended December 31, 2013, $80,000 of the note was converted to Series A preferred stock. During the three months ended March 31, 2014, Mr Eppel loaned the Company an additional $24,513. Accrued interest is equal to $63,898 and $60,789, respectively.	217,572	189,950

Unsecured $20,000 note payable to Robert Saidel, which bears interest at 7% per annum and due December 1, 2013. Accrued interest is equal to $1,198 and $848 at March 31, 2014 and December 31, 2013, respectively. This note is in default at March 31, 2014.	21,198	20,848

Unsecured $7,500 note payable to Robert Saidel, which bears interest at 7% per annum and due January 8, 2014. Accrued interest is equal to $384 and $253 at March 31, 2014 and December 31, 2013, respectively. This note is in default at March 31, 2014.	7,884	7,753

Unsecured $10,000 note payable to Robert Saidel, which bears interest at 7% per annum and due February 16, 2014. Accrued interest is equal to $437 and $262 at March 31, 2014 and December 31, 2013, respectively. This note is in default at March 31, 2014.	10,437	10,262

Unsecured $4,000 note payable to Robert Saidel, which bears interest at 7% per annum and due March 9, 2014. Accrued interest is equal to $157 and $87 at March 31, 2014 and December 31, 2013, respectively. This note is in default at March 31, 2014.	4,157	4,087

Unsecured $137,833 note payable to Robert Saidel, which bears interest at 7% per annum and due April 25, 2014. Accrued interest is equal to $3,947 and $1,535 at March 31, 2014 and December 31, 2013, respectively.	141,780	139,368

Unsecured $10,000 note payable to Robert Saidel, which bears interest at 7% per annum and due February 28, 2015. Accrued interest is equal to $54 at March 31, 2014.	10,054	–

Total	652,407	673,697

Less current portion	(578,835)	(601,348)

Loan payable - related parties, non-current	$73,572	$72,349

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 4 – Related Parties (Continued)

Frank Russo, a shareholder and former Director of the Company, is a holder of an unsecured non-interest bearing note of the Company. At December 31, 2013, $301,429 was due to Mr. Russo. The Company borrowed $28,800 from Mr. Russo during the three months ended March 31, 2014. During the three months ended March 31, 2014, the Company converted $10,904 of the note into 375,304,000 shares of common stock and Mr. Russo sold $80,000 of the note to unrelated parties.

Edward Eppel, a Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum. At December 31, 2013, $189,950 was due to Mr. Eppel.  The Company borrowed $24,513 from Mr. Eppel during the three months ended March 31, 2014.  $3,109 of interest was accrued and included in the loan balance for the three months ended March 31, 2014.

Robert Saidel, a shareholder of the Company, is a holder of notes of the Company which bear interest at 10% per annum. At December 31, 2013, $182,318 was due to Mr. Saidel. The Company borrowed $10,000 from Mr. Saidel during the three months ended March 31, 2014. $3,192 of interest was accrued and included in the loan balance for the three months ended March 31, 2014.

During the three months ended March 31, 2014, Mr. Anis Sherali, a Director of the Company, purchased 12,125,000 shares of the Company’s Series A preferred stock for $28,000. These amounts are included in preferred stock issuable at March 31, 2014.

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

Note 6 – Stockholders’ Deficit

Authorized Capital

The Company has 13,000,000,000 authorized shares of Common Stock at $0.001 par value and 500,000,000 authorized shares of Preferred Stock at par value of $0.001 per share.

On September 17, 2010, the Board authorized the creation of a common stock incentive plan (the “2010 Stock Incentive Plan”) for our management and consultants. The Company registered twenty five million (25,000,000) shares of its common stock pursuant to the 2010 Stock Incentive Plan on Form S-8 filed with the Commission on September 27, 2010. As of March 31, 2014, no options have been granted under the plan.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 6 – Stockholders’ Deficit (Continued)

Preferred Stock Issued for Cash

During the three months ended March 31, 2014, the Company issued 22,500,000 Series A preferred shares for cash of $50,000.

Preferred Stock Issuable for Subscriptions

During the three months ended March 31, 2014, the Company received cash of $38,000 for 17,125,000 Series A preferred shares. As of March 31, 2014, there were a total of 68,450,000 shares of Series A preferred stock, representing $157,000, remaining to be issued.

Common Stock Issued in Conversion of Debt

During the three months ended March 31, 2014, the Company issued 4,588,102,557 shares of common stock in the conversion of $239,001 of notes payable to unrelated parties (see Note 3 – Loans Payable).

During the three months ended March 31, 2014, the Company issued 375,304,000 shares of common stock in the conversion of $10,904 of notes payable to related parties (see Note 4 – Related Parties).

Common Stock Issued for Services

During the three months ended March 31, 2014, the Company issued 2,096,000 shares of common stock to an unrelated party for services of $2,096, or an average price of $0.001 per share based on the fair value of the shares at the time of issuance.

Note 7 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities in Marietta, Georgia. The term of the lease is 66 months with escalating lease payments beginning at $2,163 per month. At March 31, 2014, future minimum lease payments under the lease are as follows:

2014	20,663
2015	28,366
2016	29,219
2017	15,054
$93,302

Rent expense was $7,352 and $7,852 for the three months ended March 31, 2014 and 2013, respectively.

Acquisition Liabilities

Pursuant to the RP Share Exchange Agreement with Rogue Paper, Inc., commencing six months from October 23, 2011 (the “Execution Date”), both the Company and the holders of the Preferred Shares shall have the option to redeem any portion of such holders Preferred Shares for cash, at a price of sixty cents ($0.60) per share, or $1,075,000.  Commencing twenty four (24) months from the Execution date, holders of the remaining forty-nine percent (49%) of Rogue Paper Common Shares, have the option to have such shares redeemed by the Company for cash, at a price of $0.03 per share, or $29,973.  During the nine months ended March 31, 2014, the Company issued 6,219,000 shares of common stock to unrelated parties for the conversion and return of 39,050 shares of Series A preferred stock resulting in a reduction in the acquisition liability of $23,123 resulting in a remaining liability of $1,081,850 at December 31, 2013.

Effective March 31, 2014, the Company’s management believes that the net assets of Rogue Paper are not recoverable and, as such, the Company has accounted for the disputed assets and liabilities as if they have been disposed. Additionally, the Company believes the contingent acquisition liabilities no longer exist. The net effect of these transactions results in a gain from discontinued operations of $984,115.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 7 – Commitments and Contingencies (Continued)

License Agreements

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of BBGN&K. The license agreement calls for royalty payments beginning in 2012 of 8% of the revenue generated from the use of the license, to be paid quarterly. Royalty expense was $-0- and $-0- for the three months ended March 31, 2014 and 2013, respectively.

On August 5, 2012, the Company entered into a license agreement with Web Asset, LLC (“Web Asset”) for the rights to use certain social media concept and idea created by Mr. Kayode Aladesuyi. The license agreement calls for royalty payments of 49% of the revenues earned by the Company in its use of the social media concept after the Company has earned its first $2,000,000 of revenue, payable quarterly. No royalty payments have been made as of March 31, 2014.

On February 28, 2014, the Company’s subsidiary, Student Connect, Inc. (“Student Connect”), entered into a 5 year licensing agreement with Nueva Tech, LLC (“Nueva Tech”). Under the terms of the agreement, Student Connect will receive a one-time licensing fee of $100,000, of which $50,000 has been received and the remaining $50,000 is due within 90 days of the date of the agreement. Nueva Tech is appointed a Master Distributor of the Company’s products and granted an exclusive license to sell the products in the state of California, as well as a nonexclusive license to sell the Company’s products in Arizona, Washington, Oregon, Nevada, New Mexico, and Hawaii. All advertisement revenue generated will be shared, net of communication costs, 40% to Student Connect and 60% to Nueva Tech. Revenue from the license fee is recognized ratably over the 5 year term.

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

Note 8 – Subsequent Events

On April 1, 2014, the Company issued 15,000,000 shares of its common stock in to Anis Sherali, a director of the Company, for $4,500 cash.

On April 1, 2014, the Company issued 250,000,000 shares of its common stock in conversion of loans payable in the amount of $12,500.

On April 7, 2014, the Company issued 821,007,589 shares of its common stock in conversion of loans payable in the amount of $39,541.

On April 8, 2014, the Company issued a $4,200 unsecured convertible promissory note to Tangiers Investment Group, LLC. The note bears interest at 8% per annum, is due April 7, 2015, and is convertible at the lower of i) $0.0001, or ii) a 50% discount to the lowest trading price during the twenty day period prior to the conversion date.

On April 8, 2014, the Company issued a $12,500 unsecured convertible promissory note to Microcap Equity Group LLC. The note bears interest at 12% per annum, is due October 8, 2014, and is convertible at the lower of i) $0.0001, or ii) a 50% discount to the lowest bid price during the ninety day period prior to the conversion date.

On April 8, 2014, the Company issued 670,000,000 shares of the Company’s common stock to Ironridge for amounts payable in common stock of $43,550 in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof. The shares issued to Ironridge were issued pursuant to a Stipulation for Settlement of Claims (the “Stipulation”) filed by the Company and Ironridge in the Superior Court for the State of California, County of Los Angeles (Case No. BC481395) on April 20, 2012 in settlement of claims purchased by Ironridge from certain creditors of the Company.

On April 10, 2014, the Company issued a $10,000 unsecured promissory note to Falmouth Street Holdings, LLC. The note bears interest at 10% per annum and is due October 10, 2014.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 8 – Subsequent Events (Continued)

On April 16, 2014, the Company issued 309,760,000 shares of its common stock in conversion of loans payable in the amount of $15,488.

On April 21, 2014, the Company issued 12,500,000 shares of its series A preferred stock in to Sammie Hill for $25,000 cash.

On April 21, 2014, the Company issued 300,000,000 shares of its common stock in conversion of loans payable in the amount of $15,000.

On April 23, 2014, the Company issued 580,000,000 shares of its common stock in conversion of loans payable in the amount of $29,000.

On April 29, 2014, the Company received $11,000 in cash for Series B preferred stock subscriptions receivable from Ironridge.

On May 1, 2014, the Company issued 241,600,000 shares of its common stock in conversion of loans payable in the amount of $12,080.

On May 8, 2014, the Company issued a $37,000 unsecured convertible promissory note to Frank Russo. The note is non-interest bearing, is due November 8, 2014, and is convertible at the closing market price on the day of conversion.

On May 14, 2014, the Company issued a $33,800 unsecured convertible promissory note to Frank Russo. The note is non-interest bearing, is due November 14, 2014, and is convertible at the closing market price on the day of conversion.

On May 14, 2014, the Company issued 10,000,000 shares of its series A preferred stock in to Calvin Mosley, Jr. for $20,000 cash.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by East Coast Diversified Corporation (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on April 15, 2014, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation

Since acquiring EarthSearch in April of 2010, ECDC has embarked on developing its technology operations and improving its product offerings to the market. The company is currently in the research and development phase and has developed three distinct technology divisions, (i) EarthSearch Communication Inc., (ii) StudentConnect Inc. and (iii) WetWinds Inc. To date, we have completed the development of two proprietary technologies, (i) wireless communications between GPS & RFID (comprising of several GPS, RFID and cargo locking devices) and (ii) “nVite” which is a proprietary environment sharing application for our social media division. Additionally, we developed an entire group of web assets, comprised of five proprietary “Softwares” for the operation and management of our businesses, the following list represents proprietary software owned by the company:

1.	GATIS – Global Asset Tracking & Identification Systems
2.	CARAS – Customs And Revenue Authority Systems
3.	StudentConnect – Student Transportation System
4.	SCAAP – StudentConnect Advertisement Aggregation Platform
5.	Vir2o – Online Social Media Platform

Halo2

On February 15, 2014, we created a prototype for a modified and less expensive version of our Halo device called Halo2, which we believe will allow us to be more competitive in 2014. We plan to distribute this product globally for small business applications. Our goal is to reenergize the EarthSearch business with Halo2 and create a mass market solution for small businesses. We believe the product will allow us to be more competitive globally where cheaper Chinese products have created significant competition for our business.

We completed the integration of Halo2 into our GATIS platform in May of 2014 and have begun the marketing efforts to deploy services with this product. Currently, we are continuing our discussion with several local police authorities regarding the sales of Halo2. Halo 2 is now deployed for commercialization.

We are offering Halo2 to resellers and distributors at wholesale pricing of $64.99 and to end user customers at $129.99.

StudentConnect

StudentConnect began commercial deployment in the first quarter of 2014. In February 2014, we deployed StudentConnect on school buses in school districts in Georgia, Arkansas, Kentucky, California, and South Carolina. In addition, Texas, Florida and North Carolina engaged us to implement systems on their school buses. Our objective is to secure as many schools as we can through the end of the current school year and the summer break to generate revenue for the 2015 school year. We plan to expend a significant amount of resources over the same period to train and distribute products for these schools and for our advertising team to continue to strengthen relationships with local chambers of commerce to enhance revenue in all of the districts we plan to offer our services. Additionally, we plan to launch our StudentConnect mobile application this quarter and implement a mobile advertising platform that we believe will also help enhance revenue for StudentConnect.

On January 15, 2014, we launched a licensing program for exclusive distributorship that would allow for rapid deployment of StudentConnect in key US markets. We have successfully deployed our StudentConnect product on the Verizon Network. We are currently conducting sales training and producing presentation material for the Verizon sales force to market StudentConnect. We plan to engage in joint sales and marketing activities during the summer school break.

Vir2o

Vir2o, our social media division, has launched its first marketing campaign in the US and North America. We executed a promotional agreement with CBS local Atlanta Radio Station WVEE as the first beta test for our marketing strategy for North America. On April 15, 2014, we launched Radio campaign on CBS Atlanta local Radio WVEE. If successful, we plan to introduce a similar strategy to key markets in North America to allow us to compete even more effectively in the social media space.

We plan to introduce commercial content and ecommerce into social media space. We have entered into agreement with Amazon, collegebooks.com and fanatics.com, an online retailer of sporting goods. We have begun integrating products from fanatics.com and collegebooks.com. We anticipate products from both of these companies to become available to users in the marketplace on June 1, 2014.

We believe the future of social media is to deliver movies, music, and shopping, in a live, engaging and interactive way, for users, their friends and family. Our goal is to join the next wave of innovation to transform social media. We plan to deliver content on mobile and cross platform that integrates mobile and desktop. We believe Vir2o brings everything from the web to social media including online games, video, movies, shopping, and music and live broadcast. It is imperative that we form strategic alliances with content providers for our strategy to be successful.

In May of 2014, we secured a music licensing agreement with Medianet that will give us access to 28 million songs and allow us to offer free music channels to users on Vir2o funded through advertising revenue.

We have reached terms with CES MMA sports and CES Boxing sports to published content and broadcast live event on Vir2o. We plan to have a finalized agreement by end of May 2014.

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

The Company maintains a 51% interest in Rogue Paper and considers it to be a discontinued subsidiary. For accounting purposes, the Company has treated its relationship with Rouge as a discontinued operation and has written off all net assets and contingent acquisition liabilities associated with Rogue paper.

Results of Operations

For the Three Months Ended March 31, 2014 and 2013

Revenues

For the three months ended March 31, 2014, our revenue was $18,107 compared to $43,334 for the same period in 2013, representing a decrease of 58%. This decrease is attributed to our focus on completing development of the StudentConnect and WetWinds divisions. Management believes these changes will result in greater stability and long term growth for the Company.

Revenues are generated from four separate but related offerings, RFID/GPS product sales, license fees, consulting services, and user fees for GATIS – our advanced web based asset management platform. We generated revenues from product sales of $8,769 and $38,913 for the three months ended March 31, 2014 and 2013, respectively. Revenues for license fees were $1,667 and $-0- for the three months ended March 31, 2014 and 2013. Revenues for consulting services were $-0- and $-0- for the three months ended March 31, 2014 and 2013. User fees were $7,671 and $4,421 for the three months ended March 31, 2014 and 2013, respectively.

Operating Expenses

For the three months ended March 31, 2014, operating expenses were $421,678 compared to $592,450 for the same period in 2013, a decrease of 29%.

Cost of revenues decreased $22,859 and is directly attributable to the decrease in related revenues for the three months ended March 31, 2014.

For the three months ended March 31, 2014, selling, general and administrative expenses were $414,659 compared to $562,572 for the same period in 2013, a decrease of 26%. This decrease was primarily caused by decreases in legal fees of $111,742 and salary expenses of $85,931; offset by increases in the distribution, installation and marketing of our StudentConnect products of $44,653.

Net Loss

We generated net losses from continuing operations of $512,369 for the three months ended March 31, 2014 compared to $753,373 for the same period in 2013, a decrease of 32%. Included in the net loss for the three months ended March 31, 2014 was interest expense of $108,798 (of which $97,519 represents accretion of embedded beneficial conversion features on notes payable).  Included in the net loss for the three months ended March 31, 2013 was interest expense of $204,257 (of which $185,773 represents accretion of embedded beneficial conversion features on notes payable).

Net loss attributable to noncontrolling interests in EarthSearch were $4,492 and $6,021 for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, the Company recognized a gain from discontinued operations of $984,115 on the disposition of the net assets and liabilities associated with Rogue Paper.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2014 and 2013, we funded our operations through financing activities consisting of private placements of equity securities and loans from related and unrelated parties. Our principal use of funds during the three months ended March 31, 2014 and 2013 has been for working capital and general corporate expenses.

Liquidity and Capital Resources during the three months ended March 31, 2014 compared to the three months ended March 31, 2013

As of March 31, 2014, we had cash of $4,207 and a working capital deficit of $3,842,639.  The Company generated a negative cash flow from operations of $212,497 for the nine months ended March 31, 2014, as compared to cash used in operations of $254,999 for the three months ended March 31, 2013. The negative cash flow from operating activities for the three months ended March 31, 2014 is primarily attributable to the Company's net income of $476,238, offset by noncash depreciation of $696, stock issued for services of $2,905, amortization of prepaid license fees of $12,500, accretion of beneficial conversion features on convertible notes payable of $97,519, accrued interest on loans payable of $11,279, changes in operating assets and liabilities of $175,783, and increased by a gain on disposal of discontinued operations of $984,115 and noncontrolling interests in the loss of EarthSearch of $4,492.

The negative cash flow from operating activities for the three months ended March 31, 2013 is primarily attributable to the Company's net loss of $747,352, offset by noncash depreciation and amortization of $1,296, issuance of loan payable for consulting services of $78,922, amortization of prepaid license fees of $12,500, accretion of beneficial conversion features on convertible notes payable of $185,773, accrued interest on loans payable of $18,438, changes in operating assets and liabilities of $201,445, and increased by noncontrolling interests in the loss of EarthSearch of $6,021.

No cash was used in investing activities for the three months ended March 31, 2014 and 2013.

Cash generated from our financing activities was $216,463 for the three months ended March 31, 2014, compared to $255,191 during the comparable period in 2013. The decrease was primarily attributed to the repurchase of common stock of $0 in 2014 compared to $5,000 in 2013, the proceeds from the issuance of preferred stock of $50,000 in 2014 compared to $185,000 in 2013, proceeds from the issuance of preferred stock subscriptions of $43,000 in 2014 compared to $6,191 in 2013, proceeds from loans payable of $60,150 in 2014 compared to $47,500 in 2013, and proceeds from loans payable – related parties of $63,313 in 2013 compared to $21,500 in 2013.

We will require additional financing during the current fiscal year. During the period from April 1, 2014 to May 16, 2014, we received proceeds of $97,500 from the issuance of convertible promissory notes and loans, $11,000 from the receipt of preferred stock subscriptions receivable, and $52,500 from the sale of preferred stock.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the consolidated financial statements for the year ended December 31, 2013 regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this conclusion by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited annual consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K as filed on April 15, 2014, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission's rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 6, 2014, pursuant to a debt conversion notice, the Company issued 189,739,800 shares of the Company’s common stock to satisfy debt obligations of $9,487.

On January 8, 2014, pursuant to a debt conversion notice, the Company issued 200,000,000 shares of the Company’s common stock to satisfy debt obligations of $10,000.

On January 27 2014, pursuant to a debt conversion notice, the Company issued 220,844,765 shares of the Company’s common stock to satisfy debt obligations of $11,042.

On February 10, 2014, pursuant to a debt conversion notice, the Company issued 110,385,400 shares of the Company’s common stock to satisfy debt obligations of $4,967.

On February 11, 2014, pursuant to three debt conversion notices, the Company issued 462,812,001 shares of the Company’s common stock to satisfy debt obligations of $23,141.

On February 13, 2014, pursuant to a debt conversion notice, the Company issued 294,000,000 shares of the Company’s common stock to satisfy debt obligations of $14,700.

On February 14, 2014, pursuant to two debt conversion notices, the Company issued 231,904,000 shares of the Company’s common stock to satisfy debt obligations of $11,595.

On February 21, 2014, pursuant to a debt conversion notice, the Company issued 155,000,000 shares of the Company’s common stock to satisfy debt obligations of $6,975.

On February 24, 2014, pursuant to a debt conversion notice, the Company issued 280,000,000 shares of the Company’s common stock to satisfy debt obligations of $14,000.

On February 25, 2014, pursuant to a debt conversion notice, the Company issued 100,548,000 shares of the Company’s common stock to satisfy debt obligations of $5,027.

On February 28, 2014, pursuant to a debt conversion notice, the Company issued 293,519,800 shares of the Company’s common stock to satisfy debt obligations of $17,176.

On March 3, 2014, pursuant to a debt conversion notice, the Company issued 36,000,000 shares of the Company’s common stock to satisfy debt obligations of $1,800.

On March 5, 2014, pursuant to a debt conversion notice, the Company issued 169,000,000 shares of the Company’s common stock to satisfy debt obligations of $9,000.

On March 6, 2014, pursuant to a debt conversion notice, the Company issued 177,400,000 shares of the Company’s common stock to satisfy debt obligations of $7,096.

On March 11, 2014, pursuant to a debt conversion notice, the Company issued 294,000,000 shares of the Company’s common stock to satisfy debt obligations of $14,700.

On March 21, 2014, pursuant to a debt conversion notice, the Company issued 194,000,000 shares of the Company’s common stock to satisfy debt obligations of $9,700.

On March 24, 2014, pursuant to a debt conversion notice, the Company issued 100,000,000 shares of the Company’s common stock to satisfy debt obligations of $7,000.

On March 25, 2014, pursuant to three debt conversion notices, the Company issued 572,190,277 shares of the Company’s common stock to satisfy debt obligations of $33,796.

On March 26, 2014, pursuant to two debt conversion notices, the Company issued 314,285,714 shares of the Company’s common stock to satisfy debt obligations of $16,400.

On March 28, 2014, pursuant to a debt conversion notice, the Company issued 369,872,800 shares of the Company’s common stock to satisfy debt obligations of $18,494.

On March 31, 2014, pursuant to a debt conversion notice, the Company issued 200,000,000 shares of the Company’s common stock to satisfy debt obligations of $5,904.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

The Company is in default with several of its noteholders as reflected below and disclosed within this report in Note 3 of the Notes to the Consolidated Financial Statements dated March 31, 2014.

Panache Capital, LLC	$7,189
Hanover Holdings I, LLC	88,344
Hanover Holdings I, LLC	19,797
Hanover Holdings I, LLC	7,934
Hanover Holdings I, LLC	18,113
Southridge Partners II LP	26,703
SC Advisors, Inc.	16,820
Azfar Hague	14,367
SC Advisors, Inc.	16,698
SC Advisors, Inc.	16,612
Asher Enterprises, Inc.	34,902
Andre Fluellen	8,500
WHC Capital, LLC	21,211
WHC Capital, LLC	21,434
Asher Enterprises, Inc.	34,681
Andre Fluellen	8,900
Sammie Hill	12,000
Andre Fluellen	3,500
Andre Fluellen	3,150
Bulldog Insurance	5,730
Robert Saidel	43,676

$430,261

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

Date: May 20, 2014	By: /s/ Kayode Aladesuyi
Kayode Aladesuyi
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

