Form 10-Q
period 2014-06-30
EAST COAST DIVERSIFIED CORP
filed 2014-08-19
CIK 1256540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

As of August 18, 2014, the issuer had 12,409,117,011 shares of its Common Stock, $0.001 par value, outstanding.

EAST COAST DIVERSIFIED CORPORATION

FORM 10-Q

JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets
Cash	$3,666	$241
Accounts receivable, net	75,953	41
Inventory	244,003	251,576
Prepaid license fees	200,000	200,000
Prepaid expenses	14,548	13,945
Assets attributable to disputed subsidiary	–	107,271
Total current assets	538,170	573,074

Property and equipment, net	2,149	3,540

Other assets
Prepaid license fees	12,500	37,500
Security deposits	15,408	20,000
Total other assets	27,908	57,500

Total assets	$568,227	$634,114

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets (Continued)

	June 30,	December 31,
	2014	2013
	(unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$6,666	$1,889
Loans payable, current	447,401	680,795
Loans payable - related parties, current	599,997	601,348
Due to related party	–	10,120
Accounts payable and accrued expenses	643,621	628,970
Accrued payroll and related liabilities	2,600,370	2,371,656
Deferred revenue	93,332	–
Liabilities attributable to disputed subsidiary	–	11,116
Total current liabilities	4,391,387	4,305,894

Other liabilities
Loans payable - related parties, non-current	74,791	72,349

Total liabilities	4,466,178	4,378,243

Commitments and contingencies:
Contingent acquisition liabilities	–	1,081,850

Amounts payable in common stock	2,925	121,225

Derivative liability	1,575	65,275

Stockholders' deficit
Preferred stock, $0.001 par value, 600,000,000 and 400,000,000 shares authorized:
Series A preferred stock, 410,937,090 and 285,487,091 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	410,937	285,487
Series B preferred stock, 2,169 and 2,169 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2	2
Common stock, $0.001 par value, 24,400,000,000 and 5,900,000,000 shares authorized, 12,409,117,011 and 2,221,746,925 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	12,409,117	2,221,747
Additional paid-in capital	5,702,216	14,949,524
Preferred stock issuable	10,000	119,000
Common stock issuable	–	4,500
Preferred stock subscriptions receivable	(1,087,498)	(1,113,498)
Accumulated deficit	(20,957,289)	(21,096,462)
Total East Coast Diversified stockholders' deficit	(3,512,515)	(4,629,700)
Noncontrolling interest	(389,936)	(382,779)
Total stockholders' deficit	(3,902,451)	(5,012,479)

Total liabilities and stockholders' deficit	$568,227	$634,114

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Product sales	$45,858	$14,909	$54,627	$53,822
License Fees	5,001	–	6,668	–
User fees	7,441	3,976	15,112	8,397
Total revenues	58,300	18,885	76,407	62,219

Operating Expenses
Cost of revenues:
Product sales	28,071	3,453	31,660	26,513
User fees	9,645	6,501	13,075	13,319
Selling, general and administrative expense	318,072	506,338	732,731	1,068,910

Total operating expenses	355,788	516,292	777,466	1,108,742

Loss from operations	(297,488)	(497,407)	(701,059)	(1,046,523)

Other income (expense)
Interest expense	(107,522)	(130,460)	(216,320)	(334,717)
Change in derivative liability	63,700	(5,723)	63,700	(5,723)
Total other income (expense)	(43,822)	(136,183)	(152,620)	(340,440)

Net loss from continuing operations	(341,310)	(633,590)	(853,679)	(1,386,963)
Net loss attributable to noncontrolling interests	4,245	7,228	8,737	13,249

Net loss attributable to East Coast Diversified Corporation	(337,065)	(626,362)	(844,942)	(1,373,714)

Net income from discontinued operations, net of tax	–	–	984,115	–

Total net income (loss) after discontinued operations	$(337,065)	$(626,362)	$139,173	$(1,373,714)

Net loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.07)

Weighted average number of shares outstanding during the period - basic and diluted	10,510,546,241	28,716,914	7,248,045,703	18,658,057

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$139,173	$(1,373,714)
Adjustments to reconcile net income (loss) to net cash used in operations:
Noncontrolling interests	(8,737)	(13,249)
Depreciation and amortization	1,391	2,471
Issuance of loan payable for consulting services	–	78,922
Stock issued for services and compensation	2,096	12,900
Amortization of prepaid license fee	25,000	25,000
Gain on disposal of discontinued operations	(984,115)	–
Accretion of beneficial conversion feature on convertible notes payable as interest	188,303	292,948
Change in derivative liability	(63,700)	5,723
Interest accrued on loans payable	28,018	38,522
Changes in operating assets and liabilities:
Accounts receivable, net	(75,912)	17,181
Inventory	7,573	4,938
Prepaid expenses	(603)	(4,426)
Security deposits	4,592	–
Bank overdraft, net	4,777	47,376
Due to related party	(10,120)	(57,457)
Accounts payable and accrued expenses	14,651	77,315
Accrued payroll and related liabilities	228,714	377,294
Deferred revenue	93,332	–
Net cash used in operating activities	(405,567)	(468,256)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Proceeds from issuance of common stock	–	20,000
Repurchase of common stock	–	(5,000)
Proceeds from issuance of preferred stock	95,000	149,000
Proceeds from preferred stock subscriptions	64,000	67,500
Proceeds from loans payable	97,850	217,000
Proceeds from loans payable - related party	152,142	21,500
Net cash from financing activities	408,992	470,000

Net increase (decrease) in cash	3,425	1,744

Cash at beginning of period	241	–

Cash at end of period	$3,666	$1,744

See accompanying notes to consolidated financial statements.

Continued

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$3,247

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:

Issuance of 7,674,970,146 and 51,585,277 shares of common stock in conversion of loans payable, respectively	$428,418	$98,743

Issuance of 17,000,000 shares of Series A preferred stock in conversion of loans payable	$34,000	$–

Issuance of 675,304,000 shares of common stock in conversion of loans payable - related parties	$20,808	$–

Issuance of 7,500,000 shares of Series A preferred stock in conversion of loans payable - related parties	$–	$15,000

Issuance of 15,000,000 shares of common stock previously held as common stock issuable	$4,500	$–

Issuance of 63,449,999 shares of Series A preferred stock previously held as preferred stock issuable	$147,000	$–

Issuance of 1,820,000,000 and 1,300,000 shares of common stock in settlement of loans and accounts payable converted to Amounts payable in common stock, respectively	$118,300	$53,000

Beneficial conversion feature of convertible notes payable	$215,390	$280,401

Issuance of 27,500,000 shares of series A preferred stock in conversion of accrued salaries	$–	$60,500

Reduction of acuisition liabilities due to conversion of 39,050 shares of Series A preferred stock to 6,219,000 shares of common stock	$–	$23,123

See accompanying notes to consolidated financial statements.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 1 – Organiztion, Presentation, and Going Concern

Organization

East Coast Diversified Corp. (the "Company") was incorporated in Florida on May 27, 1994 as Plantastic Corp. In June 2003, the Company changed its name to East Coast Diversified Corporation from Lifekeepers International, Inc. and changed its domicile to Nevada.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $20,957,289 at June 30, 2014, a net loss attributable to East Coast Diversified Corporation and net cash used in operations of $844,942 and $405,567, respectively, for the six months ended June 30, 2014.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Effective March 31, 2014, the Company’s management believed that the net assets of Rogue Paper were not recoverable and, as such, the Company has accounted for the disputed assets and liabilities as if they have been disposed. Additionally, the Company believes the contingent acquisition liabilities no longer exist. The net effect of these transactions results in a gain from discontinued operations of $984,115.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 2 – Discontinued Subsidiary (Continued)

Assets and liabilities of the discontinued subsidiary as of June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013

Total assets	$-0-	$107,271

Total liabilities	$-0-	$11,116

Note 3 – Loans Payable

Loans payable at June 30, 2014 and December 31, 2013 consist of the following:

	June 30,	December 31,
	2014	2013

Unsecured $30,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due October 17, 2012. During the year ended December 31, 2012, $28,000 of the note balance was converted to common stock. During the year ended December 31, 2013, the remaining $2,000 of the note was converted to common stock. Accrued interest is equal to $2.905 at December 31, 2013. During the six months ended June 30, 2014, the remaining accrued interest of $2,905 was forgiven by the lender.	$–	$2,905

On February 17, 2012, Panache Capital, LLC entered into an agreement to purchase $50,000 of the note payable to Azfar Haque. The Company exchanged the original note to Mr. Haque with a new note to Pananche which bears interest at 10% per annum and was due February 17, 2013. During the year ended December 31, 2012, $44,348 of the note was converted to common stock. Accrued interest is equal to $1,678 and $1,396 at June 30, 2014 and December 31, 2013, respectively. This note is in default at June 30, 2014.	7,330	7,048

Unsecured $70,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due was October 24 2013. Accrued interest is equal to $20,438 and $16,244 at June 30, 2014 and December 31, 2013, resepctively. This note is in default at June 30, 2014.	90,438	86,244

Unsecured $16,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due May 3, 2013. Accrued interest is equal to $4,276 and $3,317 at June 30, 2014 and December 31, 2013, respectively. This note is in default at June 30, 2014.	20,276	19,317

Unsecured $12,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due February 5, 2013. During the year ended December 31, 2013, $6,210 of the note was converted to common stock. Accrued interest is equal to $2,317 and $1,970 at June 30, 2014 and December 31, 2013. This note is in default at June 30, 2014.	8,107	7,760

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 3 – Loans Payable (Continued)

	June 30,	December 31,
	2014	2013

Unsecured $15,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due March 26, 2013. Accrued interest is equal to $3,562 and $2,663 at June 30, 2014 and December 31, 2013, respectively. This note is in default at June 30, 2014.	18,562	17,663

Unsecured $40,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and was due June 30, 2013. During the six months ended June 30, 2014, the note balance and accrued interest of $1,203 was converted to common stock. Accrued interest is equal to $4,191 at December 31, 2013.	–	44,191

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and was due June 30, 2013. During the six months ended June 30, 2014, the note was converted to common stock. Accrued interest is equal to $1,520 at December 31, 2013.	–	16,520

Unsecured $39,647 note payable to Azfar Hague, which bears interest at 9% per annum and was due April 25, 2013. $20,000 of this note was purchased by Tangiers Investment Group, LLC on July 26, 2013. During the six months ended June 30, 2014, $9,000 of the note was converted to common stock. Accrued interest is equal to $3,959 and $3,379 at June 30, 2014 and December 31, 2013, respectively. This note is in default at June 30, 2014.	14,606	23,026

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and was due June 30, 2013. During the six months ended June 30, 2014, the note was converted to common stock. Accrued interest is equal to $1,398 at December 31, 2013.	–	16,398

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due August 13, 2013. During the year ended December 31, 2013, $3,300 of the note was converted to common stock. During the six months ended June 30, 2014, the remaining balance of the note, including accrued interst, of $30,500 was converted to common stock. Accrued interest is equal to $2,874 at December 31, 2013.	–	32,074

Unsecured $9,000 convertible note payable to Star City Capital LLC, which bears interest at 12% per annum and was due December 3, 2013. During the six months ended June 30, 2014, the note, including accrued interest, of $10,290 was converted to common stock. Accrued interest is equal to $1,179 at December 31, 2013.	–	10,179

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and was due June 30, 2013. During the six months ended June 30, 2014, the note was converted to common stock. Accrued interest is equal to $1,312 at December 31, 2013.	–	16,312

Unsecured $25,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and was due June 30, 2013. During the six months ended June 30, 2014, the note, including accrued interest, of $27,317 was converted to common stock. Accrued interest is equal to $2,125 at December 31, 2013.	–	27,125

On December 12, 2012, Star City Capital LLC entered into an agreement to purchase $19,700 of a note payable to Bulldog Insurance. The note bears interest at 8% per annum and is due on demand. During the year ended December 31, 2013, $18,018 of the note, including accrued interest, was converted to common stock. During the six months ended June 30, 2014, the remainder of the note, including accrued interest, of $2,851 was converted to common stock.	–	2,407

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 3 – Loans Payable (Continued)

	June 30,	December 31,
	2014	2013

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due November 1, 2013. During the six months ended June 30, 2014, the note, including accrued interest, of $33,800 was converted to common stock. Accrued interest is equal to $2,351 at December 31, 2013.	–	34,851

Unsecured $35,000 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $5,475 and $3,378 at June 30, 2014 and December 31, 2013, respectively.	40,475	38,378

Unsecured $43,922 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $6,871 and $4,238 at June 30, 2014 and December 31, 2013, respectively.	50,793	48,160

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due January 31, 2014. During the six months ended June 30, 2014, $7,988 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $3,501 at December 31, 2013. Accrued interest is equal to $2,971 and $1,752 at June 30, 2014 and December 31, 2013, respectively. This note is in default at June 30, 2014.	27,483	30,751

Unsecured $7,000 note payable to Andre Fluellen, which calls for flat interest of $1,500 at maturity and was due October 30, 2013. This note is in default at June 30, 2014.	8,500	8,500

On May 6, 2013, WHC Capital, LLC entered into an agreement to purchase $50,000 of notes payable to Bulldog Insurance. The note bears interest at 8% per annum and was due March 6, 2014. During the year ended December 31, 2013, $20,612 of the note was converted to common stock. During the six months ended June 30, 2014, $31,494 of the note and accrued interest was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $8,748 at December 31, 2013. Accrued interest is equal to $1,832 and $3,297 at June 30, 2014 and December 31, 2013, respectively. This note is in default at June 30, 2014.	1,832	23,937

Unsecured $20,000 convertible note payable to WHC Capital, LLC., which bears interest at 8% per annum and was due March 9, 2014. The note is discounted for its unamortized beneficial conversion feature of $3,661 at December 31, 2013. Accrued interest is equal to $1,833 and $1,034 at June 30, 2014 and December 31, 2013, respectively. This note is in default at June 30, 2014.	21,833	17,373

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due March 3, 2014. During the six months ended June 30, 2014, $7,500 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $6,316 at December 31, 2013. Accrued interest is equal to $2,754 and $1,531 at June 30, 2014 and December 31, 2013, respectively. This note is in default at June 30, 2014.	27,754	27,715

Unsecured $7,500 note payable to Andre Fluellen, which calls for flat interest of $1,400 at maturity and was due December 1, 2013. This note is in default at June 30, 2014.	8,900	8,900

Unsecured $10,000 note payable to Sammie Hill, III, which calls for flat interest of $2,000 at maturity and was due December 15, 2013. During the six months ended June 30, 2014, the note and accrued interest was converted to common stock.	–	12,000

Unsecured $5,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 10% per annum and is due June 21, 2014. The note is discounted for its unamortized beneficial conversion feature of $2,356 at December 31, 2013. During the six months ended June 30, 2014, the note, including accrued interest, of $5,068 was converted to common stock. Accrued interest is equal to $264 at December 31, 2013.	–	2,908

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 3 – Loans Payable (Continued)

	June 30,	December 31,
	2014	2013

Unsecured $12,000 note payable to Bulldog Insurance, which bears interest at 7% per annum and was due December 1, 2013. During the six months ended June 30, 2014, the note was converted to common stock. Accrued interest is equal to $433 at December 31, 2013.	–	12,433

Unsecured $3,000 note payable to Andre Fluellen, which calls for flat interest of $500 at maturity and was due December 1, 2013. This note is in default at June 30, 2014.	3,500	3,500

Unsecured $3,000 note payable to Andre Fluellen, which calls for flat interest of $150 at maturity and was due February 22, 2014. Accrued interest is equal to $150 and $106 at June 30, 2014 and December 31, 2013, respectively. This note is in default at June 30, 2014.	3,150	3,106

Unsecured $14,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and is due May 5, 2014. The note is discounted for its unamortized beneficial conversion feature of $6,202 at December 31, 2013. Accrued interest is equal to $1,036 and $457 at June 30, 2014 and December 31, 2013, respectively. This note is in default at June 30, 2014.	15,536	8,755

Unsecured $8,500 non-interest bearing note payable to Azfar Hague due February 5, 2014. During the six months ended June 30, 2014, the note was converted to common stock.	–	8,500

Unsecured $10,000 non-interest bearing note payable to Azfar Hague due February 20, 2014. During the six months ended June 30, 2014, the note was converted to common stock.	–	10,000

Unsecured $8,500 note payable to Bulldog Insurance, which bears interest at 5% per annum and due February 28, 2014. During the six months ended June 30, 2014, $3,000 of the note was converted to common stock. Accrued interest is equal to $299 and $142 at June 30, 2014 and December 31, 2013, respectively. This note is in default at June 30, 2014.	5,799	8,642

Unsecured $6,500 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 10% per annum and is due July 25, 2014. During the six months ended June 30, 2014, the note, including accrued interest, of $6,527 was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $3,668 at December 31, 2013. Accrued interest is equal to $283 at December 31, 2013.	–	3,115

On July 26, 2013, Tangiers Investment Group, LLC entered into an agreement to purchase $20,000 of notes payable to Azfar Hague. The note bears interest at 10% per annum and is due July 26, 2014. During the six months ended June 30, 2014, the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $11,342 at December 31, 2013. Accrued interest is equal to $866 at December 31, 2013.	–	9,524

Unsecured $5,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 10% per annum and due August 2, 2014. During the six months ended June 30, 2014, the note, including accrued interest, of $5,027 was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $2,931 at December 31, 2013. Accrued interest is equal to $207 at December 31, 2013.	–	2,276

Unsecured $5,000 convertible note payable to WHC Capital, LLC., which bears interest at 8% per annum and is due August 12, 2014. The note is discounted for its unamortized beneficial conversion feature of $588 and $3,068 at June 30, 2014 and December 31, 2013, respectively. Accrued interest is equal to $355 and $155 at June 30, 2014 and December 31, 2013, respectively.	4,767	2,087

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 3 – Loans Payable (Continued)

	June 30,	December 31,
	2014	2013

On January 3, 2013, Black Arch Opportunity Fund LP entered into an agreement to purchase $18,737 of notes payable to Bulldog Insurance. The note bears interest at 12% per annum and is was due December 1, 2013. During the year ended December 31, 2013, $9,466 of the note, including accrued interest, was converted to common stock. During the six months ended June 30, 2014, the remainder of the note, including accrued interest, was converted to common stock. Accrued interest is equal to $1,088 at December 31, 2013.	–	11,265

Unsecured $20,000 convertible note payable to CJ Mosley, which calls for flat interest of $1,800 due at maturity and is due April 28, 2014. During the six months ended June 30, 2014, the note, including accrued interest, was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $5,650 at December 31, 2013. Accrued interest is equal to $600 at December 31, 2013.	–	14,950

Unsecured $7,700 convertible note payable to Andre Fluellen, which calls for flat interest of $770 due at maturity and is due June 21, 2014. Accrued interest is equal to $352 at June 30, 2014. This note is in default at June 30, 2014.	8,052	–

Unsecured $3,450 non-interest bearing note payable to Azfar Hague due September 20, 2014.	3,450	–

Unsecured $2,000 non-interest bearing note payable to Bulldog Insurance due September 26, 2014.	2,000	–

Unsecured $29,000 convertible note payable to LG Capital Funding, LLC., which bears interest at 8% per annum and is due March 17, 2015. The note is discounted for its unamortized beneficial conversion feature of $20,657 at June 30, 2014. Accrued interest is equal to $667at June 30, 2014.	9,010	–

On March 17, 2014, LG Capital Funding, LLC entered into an agreement to purchase $40,000 of notes payable to Frank Russo. The note bears interest at 8% per annum and is due March 17, 2015. During the six months ended June 30, 2014, the the note and accrued interest was converted to common stock.	–	–

On March 27, 2014, Microcap Equity Group LLC entered into an agreement to purchase $25,000 of notes payable to Frank Russo. The note bears interest at 10% per annum and is due on demand. During the six months ended June 30, 2014, the the note was converted to common stock. Accrued interest is equal to $27 at June 30, 2014.	27	–

Unsecured $18,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 8% per annum and is due March 27, 2015. The note is discounted for its unamortized beneficial conversion feature of $13,315 at June 30, 2014. Accrued interest is equal to $3,748 at June 30, 2014.	8,433	–

On March 27, 2014, Tangiers Investment Group, LLC. entered into an agreement to purchase $15,000 of notes payable to Frank Russo. The note bears interest at 10% per annum and is due March 27, 2015. During the six months ended June 30, 2014, the the note and accrued interest was converted to common stock.	–	–

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 3 – Loans Payable (Continued)

	June 30,	December 31,
	2014	2013

Unsecured $6,000 note payable to Andre Fluellen, which bears interest at 10% per annum and is due June 21, 2015. Accrued interest is equal to $15 at June 30, 2014.	6,015	–

Unsecured $10,000 note payable to Falmouth Street Holdings, LLC, which bears interest at 10% per annum and is due on demand. Accrued interest is equal to $222 at June 30, 2014.	10,222	–

On April 9, 2014, GEL Properties, LLC entered into an agreement to purchase $24,000 of notes payable to Frank Russo. The note bears interest at 8% per annum and is due April 9, 2015. During the six months ended June 30, 2014, $16,500 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $5,815 at June 30, 2014. Accrued interest is equal to $431 at June 30, 2014.	2,116	–

Unsecured $5,000 note payable to Israek Idonije, which is noninterest bearing and is due July 3, 2014.	5,000	–

On May 7, 2014, LG Capital Funding, LLC entered into an agreement to purchase $40,000 of notes payable to Frank Russo. The note bears interest at 8% per annum and is due May 7, 2015. The note is discounted for its unamortized beneficial conversion feature of $34,081 at June 30, 2014. Accrued interest is equal to $473 at June 30, 2014.	6,392	–

Unsecured $12,5000 convertible note payable to Microcap Equity Group LLC, which bears interest at 12% per annum and is due October 8, 2014. The note is discounted for its unamortized beneficial conversion feature of $6,830 at June 30, 2014. Accrued interest is equal to $341 at June 30, 2014.	6,011	–

Unsecured $4,200 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 8% per annum and is due April 8, 2015. The note is discounted for its unamortized beneficial conversion feature of $3,244 at June 30, 2014. Accrued interest is equal to $76 at June 30, 2014.	1,032	–

Total Loans Payable	$447,401	$680,795

The Company accrued interest expense of $14,261 and $31,553 for the six months ended June 30, 2014 and 2013, respectively, on the above loans.  Accrued interest is included in the loan balances.

The Company borrowed $97,850 and $217,000 during the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, the Company converted $428,418 of loans payable into 7,674,970,146 shares of the Company’s common stock and $34,000 of loans into 17,000,000 shares of the Company’s Series A preferred stock. During the six months ended June 30, 2013, the Company converted $98,743 of loans payable into 51,585,277 shares of the Company’s common stock.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 4 – Related Parties

Loans payable – related parties at June 30, 2014 and December 31, 2013 consist of the following:

	June 30,	December 31,
	2014	2013

Unsecured non-interest bearing notes payable, due on demand, to Frank Russo, a shareholder and former Director of the Company. During the year ended December 31, 2013, $60,000 of the note balance was converted to Series A preferred stock. During the six months ended June 30, 2014, Mr. Russo loaned the Company an additional $28,800, $20,808 of the note was converted to common stock, and $104,000 was purchased by four unrelated parties.	$165,421	$301,429

Unsecured notes payable to Edward Eppel, a shareholder and Director of the Company, which bears interest at 10% per annum and is due on demand. During the year ended December 31, 2013, $80,000 of the note was converted to Series A preferred stock. During the six months ended June 30, 2014, Mr. Eppel loaned the Company an additional $25,092. Accrued interest is equal to $67,032 and $60,789, respectively.	221,284	189,950

Unsecured $20,000 note payable to Robert Saidel, which bears interest at 7% per annum and due December 1, 2013. Accrued interest is equal to $1,547 and $848 at June 30, 2014 and December 31, 2013, respectively. This note is in default at June 30, 2014.	21,547	20,848

Unsecured $7,500 note payable to Robert Saidel, which bears interest at 7% per annum and due January 8, 2014. Accrued interest is equal to $515 and $253 at June 30, 2014 and December 31, 2013, respectively. This note is in default at June 30, 2014.	8,015	7,753

Unsecured $10,000 note payable to Robert Saidel, which bears interest at 7% per annum and due February 16, 2014. Accrued interest is equal to $612 and $262 at June 30, 2014 and December 31, 2013, respectively. This note is in default at June 30, 2014.	10,612	10,262

Unsecured $4,000 note payable to Robert Saidel, which bears interest at 7% per annum and due March 9, 2014. Accrued interest is equal to $227 and $87 at June 30, 2014 and December 31, 2013, respectively. This note is in default at June 30, 2014.	4,227	4,087

Unsecured $137,833 note payable to Robert Saidel, which bears interest at 7% per annum and due April 25, 2014. Accrued interest is equal to $6,352 and $1,535 at June 30, 2014 and December 31, 2013, respectively. This note is in default at June 30, 2014.	144,185	139,368

Unsecured $10,000 note payable to Robert Saidel, which bears interest at 7% per annum and due February 28, 2015. Accrued interest is equal to $229 at June 30, 2014.	10,229	–

Unsecured $20,000 note payable to Frank Russo, which bears interest at 7% per annum and due April 3, 2015. Accrued interest is equal to $422 at June 30, 2014.	25,422	–

Unsecured $63,250 notes payable to Frank Russo, which bear interest at 7% per annum and due May 1, 2015 through June 25, 2015. Accrued interest is equal to $596 at June 30, 2014.	63,846	–

Total	674,788	673,697

Less current portion	(599,997)	(601,348)

Loan payable - related parties, non-current	$74,791	$72,349

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 4 – Related Parties (Continued)

Frank Russo, a shareholder and former Director of the Company, is a holder of an unsecured non-interest bearing note of the Company. At December 31, 2013, $301,429 was due to Mr. Russo. The Company borrowed $28,800 from Mr. Russo during the six months ended June 30, 2014. During the six months ended June 30, 2014, the Company converted $20,808 of the note into 675,304,000 shares of common stock and Mr. Russo sold $144,000 of the note to unrelated parties. Mr. Russo also loaned the Company $88,250 during the six months ended June 30, 2014 and is a holder of multiple notes which bear interest at 7% per annum and are due on various dates through June 25, 2015. $1,018 of interest was accrued and included in the loan balances for the six months ended June 30, 2014.

Edward Eppel, a Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum. At December 31, 2013, $189,950 was due to Mr. Eppel.  The Company borrowed $25,092 from Mr. Eppel during the six months ended June 30, 2014.  $3,109 of interest was accrued and included in the loan balance for the six months ended June 30, 2014.

Robert Saidel, a shareholder of the Company, is a holder of notes of the Company which bear interest at 10% per annum. At December 31, 2013, $182,318 was due to Mr. Saidel. The Company borrowed $10,000 from Mr. Saidel during the six months ended June 30, 2014. $6,177 of interest was accrued and included in the loan balance for the six months ended June 30, 2014.

During the six months ended June 30, 2014, Mr. Anis Sherali, a Director of the Company, purchased 15,000,000 shares of the Company’s common stock for $4,500 and 63,374,999 shares of the Company’s Series A preferred stock for $145,500.

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

As common stock is issued in installments on the settlement, the Amounts Payable in Common Stock and the Derivative Liability will be reduced accordingly. During the six months ended June 30, 2014, 1,820,000,000 shares of common stock, with a market value of $182,000, were issued to Ironridge in settlement of $118,300 of the liability, resulting in the reduction of the derivative liability of $63,700. During the six months ended June 30, 2013, 1,300,000 shares of common stock, with a market value of $53,000, were issued to Ironridge in settlement of $30,730 of the liability, resulting in the reduction of the derivative liability of $22,270.

Note 6 – Stockholders’ Deficit

Authorized Capital

The Company has 24,400,000,000 authorized shares of Common Stock at $0.001 par value and 600,000,000 authorized shares of Preferred Stock at par value of $0.001 per share.

On September 17, 2010, the Board of Directors authorized the creation of a common stock incentive plan (the “2010 Stock Incentive Plan”) for its management and consultants. The Company registered twenty five million (25,000,000) shares of its common stock pursuant to the 2010 Stock Incentive Plan on Form S-8 filed with the Commission on September 27, 2010. As of June 30, 2014, no options have been granted under the plan.

On June 24, 2014, the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to increase the Company’s authorized capital stock to 25,000,000,000 shares, par value $0.001 per share, including (i) 24,400,000,000 shares of common stock, par value $0.001 per share and (ii) 600,000,000 shares of preferred stock, par value $0.001 per share.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 6 – Stockholders’ Deficit (Continued)

Preferred Stock Issued for Cash

During the six months ended June 30, 2014, the Company issued 45,000,000 Series A preferred shares for cash of $95,000.

Preferred Stock Issuable for Subscriptions

Also during the six months ended June 30, 2014, the Company issued 63,449,999 of the issuable shares of Series A preferred stock to the shareholders at a value of $147,000. As of June 30, 2014, there were a total of 5,000,000 shares of Series A preferred stock, representing $10,000, remaining to be issued.

Preferred Stock Issued in Conversion of Debt

During the six months ended June 30, 2014, the Company issued 17,000,000 shares of Series A preferred stock in the conversion of $34,000 of notes payable to unrelated parties (see Note 3 – Loans Payable).

Common Stock Issuable for Subscriptions

During the six months ended June 30, 2014, the Company issued 15,000,000 of the issuable shares of common stock to the shareholder at a value of $4,500.

Common Stock Issued in Conversion of Debt

During the six months ended June 30, 2014, the Company issued 7,674,970,146 shares of common stock in the conversion of $428,418 of notes payable to unrelated parties (see Note 3 – Loans Payable).

During the six months ended June 30, 2014, the Company issued 675,304,000 shares of common stock in the conversion of $20,808 of notes payable to related parties (see Note 4 – Related Parties).

During the six months ended June 30, 2014, the Company issued 1,820,000,000 shares of common stock to Ironridge in settlement of $118,300 of amounts payable in common stock.

Common Stock Issued for Services

During the six months ended June 30, 2014, the Company issued 2,096,000 shares of common stock to an unrelated party for services of $2,096, or an average price of $0.001 per share based on the fair value of the shares at the time of issuance.

Note 7 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities in Marietta, Georgia. The term of the lease is 66 months with escalating lease payments beginning at $2,163 per month. At June 30, 2014, future minimum lease payments under the lease are as follows:

2014	13,775
2015	28,366
2016	29,219
2017	15,054
$86,414

Rent expense was $15,004 and $15,078 for the six months ended June 30, 2014 and 2013, respectively.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 7 – Commitments and Contingencies (Continued)

Acquisition Liabilities

Pursuant to the RP Share Exchange Agreement with Rogue Paper, Inc., commencing six months from October 23, 2011 (the “Execution Date”), both the Company and the holders of the Preferred Shares shall have the option to redeem any portion of such holders Preferred Shares for cash, at a price of sixty cents ($0.60) per share, or $1,075,000.  Commencing twenty four (24) months from the Execution date, holders of the remaining forty-nine percent (49%) of Rogue Paper Common Shares, have the option to have such shares redeemed by the Company for cash, at a price of $0.03 per share, or $29,973.  During the nine months ended June 30, 2014, the Company issued 6,219,000 shares of common stock to unrelated parties for the conversion and return of 39,050 shares of Series A preferred stock resulting in a reduction in the acquisition liability of $23,123 resulting in a remaining liability of $1,081,850 at December 31, 2013.

Effective March 31, 2014, the Company’s management believed that the net assets of Rogue Paper were not recoverable and, as such, the Company has accounted for the disputed assets and liabilities as if they have been disposed. Additionally, the Company believes the contingent acquisition liabilities no longer exist. The net effect of these transactions results in a gain from discontinued operations of $984,115.

License Agreements

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of BBGN&K. The license agreement calls for royalty payments beginning in 2012 of 8% of the revenue generated from the use of the license, to be paid quarterly. Royalty expense was $3,236 and $-0- for the six months ended June 30, 2014 and 2013, respectively.

On August 5, 2012, the Company entered into a license agreement with Web Asset, LLC (“Web Asset”) for the rights to use certain social media concept and idea created by Mr. Kayode Aladesuyi. The license agreement calls for royalty payments of 49% of the revenues earned by the Company in its use of the social media concept after the Company has earned its first $2,000,000 of revenue, payable quarterly. No royalty payments have been made as of June 30, 2014.

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

Note 8 – Subsequent Events

On July 13, 2014, the Company issued 5,000,000 shares of its Series A preferred stock to a third party for $10,000 cash.

On July 15, 2014, the Company issued 7,500,000 shares of its Series A preferred stock to a third party for $15,000 cash.

On July 21, 2014, the Company issued a $20,000 unsecured promissory note to Health Information Systems Fund, LLC. The note bears interest at 20% per annum, is due October 21, 2014.

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

Plan of Operation

Since acquiring EarthSearch in April of 2010, ECDC has embarked on developing its technology operations and improving its product offerings to the market. The company is currently in the research and development phase and has developed three distinct technology divisions, (i) EarthSearch Communication Inc., StudentConnect Inc. (ii) and (iii) WetWinds Inc. We completed the development of two proprietary technologies, (i) wireless communications between GPS & RFID (comprising of several GPS, RFID and cargo locking devices) and (ii) “nVite” which is a proprietary environment sharing application for our social media division. Additionally, we developed an entire group of web assets, comprised of five proprietary “Software” for the operation and management of our businesses, the following list represents proprietary software owned by the company:

1.	GATIS – Global Asset Tracking & Identification Systems
2.	CARAS – Customs And Revenue Authority Systems
3.	StudentConnect – Student Transportation System
4.	SCAAP – StudentConnect Advertisement Aggregation Platform
5.	Vir2o – Online Social Media Platform

On February 15, 2014, we created a prototype for a modified and less expensive version of our Halo device called Halo2, which we believe will allow us to be more competitive in 2014. We plan to deploy this product globally for small business applications. Our goal is to reenergize the EarthSearch business with Halo2 and create a mass market solution for small businesses. We believe the product will allow us to be more competitive globally where cheaper Chinese products have created significant competition for our business.

We completed the integration of Halo 2 into our GATIS platform in May 2014 and have begun the marketing efforts to deploy services with the product and are continuing discussion with several local police authorities regarding the sales of Halo. Halo 2 is now deployed for commercialization. We delivered pilot units to our partner in Nigeria and potential partner in Costa Rica.

We are offering HALO 2 to resellers and distributors at wholesale pricing of $64.99 and to end user customers at $129.99.

In August 2014, we delivered a pilot order for oil tanker monitoring to Dangote Group in Nigeria. Additionally, in August 2014 we executed a partner agreement with Zultec Fleet Management in Saudi Arabia to represent both EarthSearch and StudentConnect solution in the Kingdom.

StudentConnect

Our plan for the commercial deployment of StudentConnect in the first quarter was disrupted by excessive inclement weather in the South East where we had focused our resources. We completed deployment into several school districts in the second quarter and over the summer break.

We have completed the deployment of hardware and software for Logan County School District in KY, Chattooga County School District in GA, Demark Olar School District in SC, Napa Valley School District in CA, and a 100 bus deployment for Auntora Private Catholic School in Beirut, Lebanon. We completed software deployment for Moore House Parish in Louisiana, and completed a pilot for Clovis School District in central California and awaiting board approval for full deployment.

We engaged in joint marketing activities with the Verizon sales division in presenting StudentConnect to several School districts in GA and are anticipating several pilots to commence by September 2014 in some of Georgia’s largest school districts.

We launch the StudentConnect app on Android and have submitted the app to iOS as of August 15, 2014 for publishing.

We executed an agreement with Mobisoko Group in Kenya and Zultec Fleet Management in Saudi Arabia to introduce StudentConnect to their respective countries.

Vir2o

Vir2o, our social media division, has launched is first marketing campaign in the US and North America. We executed a promotional agreement with CBS Local Atlanta Radio Station WVEE as the first beta test for our marketing strategy for North America. We believe the initial test was highly successful with more than 300,000 users visiting our site in the first 90 days.

We are currently implementing commercial content to Vir2o including a free music service named VMaestro, which is under our licensing agreement with Medianet. We are also currently implementing the retail site “Discounted College Books and Fanatic.com. We completed the integration of the Amazon shopping site API to our social media site.

We plan to deliver content on mobile and cross platforms that integrates mobile and desktop. We believe Vir2o brings everything from the web to social media including online games, video, movies, shopping, and music and live broadcast.

We have reached terms with CES MMA sports and CES Boxing sports to published content and broadcast live event on Vir2o. We have begun to integrate the Content Delivery Network to our platform that would allow us to host media files for delivery of content to end users.

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

The Company maintains a 51% interest in Rogue Paper and considers it to be a discontinued subsidiary. For accounting purposes, the Company has treated its relationship with Rouge Paper as a discontinued operation and has written off all net assets and contingent acquisition liabilities associated with Rogue Paper.

Results of Operations

For the Three Months Ended June 30, 2014 and 2013

Revenues

For the three months ended June 30, 2014, our revenue was $58,300 compared to $18,885 for the same period in 2013, representing an increase of 182%. This increase is attributed to our commencing installations of our StudentConnect products.

Revenues are generated from four separate but related offerings, RFID/GPS product sales, license fees, consulting services, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $45,858 and $14,909 for the three months ended June 30, 2014 and 2013, respectively. Revenues for license fees were $5,001 and $-0- for the three months ended June 30, 2014 and 2013.  Revenues for consulting services were $-0- and $-0- for the three months ended June 30, 2014 and 2013.  User fees were $7,441 and $3,976 for the three months ended June 30, 2014 and 2013, respectively.

Operating Expenses

For the three months ended June 30, 2014, operating expenses were $355,788 compared to $516,292 for the same period in 2013, a decrease of 31%.

Cost of revenues increased $27,762 and is directly attributable to the increase in related revenues for the three months ended June 30, 2014.

For the three months ended June 30, 2014, selling, general and administrative expenses were $318,072 compared to $506,338 for the same period in 2013, a decrease of 37%. This decrease was primarily caused by decreases in legal fees of $6,842, consulting expense of $39,850 and salary expenses of $102,157.

Net Loss

We generated net losses from continuing operations of $341,310 for the three months ended June 30, 2014 compared to $633,590 for the same period in 2013, a decrease of 45%. Included in the net loss for the three months ended June 30, 2014 was interest expense of $107,522 (of which $90,784 represents accretion of embedded beneficial conversion features on notes payable) offset by a change in derivative liability of $63,700.  Included in the net loss for the three months ended June 30, 2013 was interest expense of $130,460 (of which $107,175 represents accretion of embedded beneficial conversion features on notes payable) and change in derivative liability of $5,723.

Net loss attributable to noncontrolling interests in EarthSearch were $4,245 and $7,228 for the three months ended June 30, 2014 and 2013, respectively.

For the Six Months Ended June 30, 2014 and 2013

Revenues

For the six months ended June 30, 2014, our revenue was $76,407 compared to $62,219 for the same period in 2013, representing an increase of 23%. This increase is attributed to our commencing installations of our StudentConnect products.

Revenues are generated from four separate but related offerings, RFID/GPS product sales, license fees, consulting services, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $54,627 and $53,822 for the six months ended June 30, 2014 and 2013, respectively. Revenues for license fees were $6,668 and $-0- for the six months ended June 30, 2014 and 2013.  Revenues for consulting services were $-0- and $-0- for the six months ended June 30, 2014 and 2013.  User fees were $15,112 and $8,397 for the six months ended June 30, 2014 and 2013, respectively.

Operating Expenses

For the six months ended June 30, 2014, operating expenses were $777,466 compared to $1,108,742 for the same period in 2013, a decrease of 30%.

Cost of revenues increased $4,903 and is directly attributable to the increase in related revenues for the six months ended June 30, 2014.

For the six months ended June 30, 2014, selling, general and administrative expenses were $732,731 compared to $1,068,910 for the same period in 2013, a decrease of 31%. This decrease was primarily caused by decreases in legal fees of $118,584, consulting expenses of $39,850 and salary expenses of $188,088.

Net Loss

We generated net losses from continuing operations of $853,679 for the six months ended June 30, 2014 compared to $1,386,963 for the same period in 2013, a decrease of 38%. Included in the net loss for the six months ended June 30, 2014 was interest expense of $216,320 (of which $188,303 represents accretion of embedded beneficial conversion features on notes payable) offset by a change in derivative liability of $63,700.  Included in the net loss for the six months ended June 30, 2013 was interest expense of $334,717 (of which $292,948 represents accretion of embedded beneficial conversion features on notes payable) and change in derivative liability of $5,723.

Net loss attributable to noncontrolling interests in EarthSearch were $8,737 and $13,249 for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, the Company recognized a gain from discontinued operations of $984,115 on the disposition of the net assets and liabilities associated with Rogue Paper.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2014 and 2013, we funded our operations through financing activities consisting of private placements of equity securities and loans from related and unrelated parties. Our principal use of funds during the six months ended June 30, 2014 and 2013 has been for working capital and general corporate expenses.

Liquidity and Capital Resources during the Six Months ended June 30, 2014 compared to the Six Months ended June 30, 2013

As of June 30, 2014, we had cash of $3,666 and a working capital deficit of $3,853,217.  The Company generated a negative cash flow from operations of $405,567 for the six months ended June 30, 2014, as compared to cash used in operations of $468,256 for the six months ended June 30, 2013. The negative cash flow from operating activities for the six months ended June 30, 2014 is primarily attributable to the Company's net income of $139,173, offset by noncash depreciation of $1,391, stock issued for services of $2,096, amortization of prepaid license fees of $25,000, accretion of beneficial conversion features on convertible notes payable of $188,303, accrued interest on loans payable of $28,018, changes in operating assets and liabilities of $267,004, and increased by a gain on disposal of discontinued operations of $984,115, change in derivative liability of $63,700 and noncontrolling interests in the loss of EarthSearch of $8,737.

The negative cash flow from operating activities for the six months ended June 30, 2013 is primarily attributable to the Company's net loss of $1,373,714, offset by noncash depreciation and amortization of $2,471, issuance of loan payable for consulting services of $78,922, stock issued for services of $12,900, amortization of prepaid license fees of $25,000, accretion of beneficial conversion features on convertible notes payable of $292,948, change in derivative liability of $5,723, accrued interest on loans payable of $38,522, changes in operating assets and liabilities of $462,221, and increased by noncontrolling interests in the loss of EarthSearch of $13,249.

No cash was used in investing activities for the six months ended June 30, 2014 and 2013.

Cash generated from our financing activities was $408,992 for the six months ended June 30, 2014, compared to $470,000 during the comparable period in 2013. The decrease was primarily attributed to the repurchase of common stock of $-0- in 2014 compared to $20,000 in 2013, the proceeds from the issuance of preferred stock of $95,000 in 2014 compared to $149,000 in 2013, proceeds from the issuance of preferred stock subscriptions of $64,000 in 2014 compared to $67,500 in 2013, proceeds from loans payable of $97,850 in 2014 compared to $217,000 in 2013, and proceeds from loans payable – related parties of $152,142 in 2013 compared to $21,500 in 2013, offset by the repurchase of common stock of $-0- in 2014 compared to $5,000 in 2013.

We will require additional financing during the current fiscal year. During the period from July 1, 2014 to August 18, 2014, we received proceeds of $20,000 from the issuance of promissory notes and loans and $25,000 from the sale of preferred stock.

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

Item 4.     Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission's rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2014, pursuant to a debt conversion notice, the Company issued 250,000,000 shares of the Company’s common stock to satisfy debt obligations of $12,500.

On April 7, 2014, pursuant to three debt conversion notices, the Company issued 821,007,589 shares of the Company’s common stock to satisfy debt obligations of $50,701.

On April 8, 2014, pursuant to a debt conversion notice, the Company issued 670,000,000 shares of the Company’s common stock to satisfy debt obligations of $43,550.

On April 16, 2014, pursuant to two debt conversion notices, the Company issued 309,760,000 shares of the Company’s common stock to satisfy debt obligations of $15,488.

On April 21, 2014, pursuant to a debt conversion notice, the Company issued 300,000,000 shares of the Company’s common stock to satisfy debt obligations of $15,000.

On April 23, 2014, pursuant to two debt conversion notices, the Company issued 580,000,000 shares of the Company’s common stock to satisfy debt obligations of $29,000.

On April 25, 2014, pursuant to three debt conversion notices, the Company issued 450,000,000 shares of the Company’s common stock to satisfy debt obligations of $45,000.

On May 1, 2014, pursuant to a debt conversion notice, the Company issued 241,600,000 shares of the Company’s common stock to satisfy debt obligations of $12,080.

On June 11, 2014, pursuant to a debt conversion notice, the Company issued 434,500,000 shares of the Company’s common stock to satisfy debt obligations of $19,553.

On June 19, 2014, pursuant to a debt conversion notice, the Company issued 1,150,000,000, shares of the Company’s common stock to satisfy debt obligations of $74,750.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3.     Defaults Upon Senior Securities.

The Company is in default with several of its noteholders as reflected below and disclosed within this report in Note 3 of the Notes to the Consolidated Financial Statements dated June 30, 2014.

Panache Capital, LLC	$7,330
Hanover Holdings I, LLC	90,438
Hanover Holdings I, LLC	20,276
Hanover Holdings I, LLC	8,107
Hanover Holdings I, LLC	18,562
Azfar Hague	14,606
Asher Enterprises, Inc.	27,483
Andre Fluellen	8,500
WHC Capital, LLC	1,832
WHC Capital, LLC	21,833
Asher Enterprises, Inc.	27,754
Andre Fluellen	8,900
Andre Fluellen	3,500
Andre Fluellen	3,150
Asher Enterprises, Inc.	15,536
Bulldog Insurance	5,799
Andre Fluellen	8,052
Robert Saidel	188,586

$480,244

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.     Exhibits

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Temporary Hardship Exemption
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

____________

*	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2014	By: /s/ Kayode Aladesuyi
Kayode Aladesuyi
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

