Form 10-Q
period 2014-09-30
EAST COAST DIVERSIFIED CORP
filed 2014-11-20
CIK 1256540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

As of November 18, 2014, the issuer had 12,409,117,071 shares of its Common Stock, $0.001 par value, outstanding.

EAST COAST DIVERSIFIED CORPORATION

FORM 10-Q

SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets
Cash	$5,203	$241
Accounts receivable, net	143,011	41
Inventory	249,063	251,576
Prepaid license fees	200,000	200,000
Prepaid expenses	13,945	13,945
Assets attributable to disputed subsidiary	–	107,271
Total current assets	611,222	573,074

Property and equipment, net	1,570	3,540

Other assets
Prepaid license fees	–	37,500
Security deposits	15,408	20,000
Total other assets	15,408	57,500

Total assets	$628,200	$634,114

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets (Continued)

	September 30,	December 31,
	2014	2013
	(unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$4,247	$1,889
Loans payable, current	547,739	680,795
Loans payable - related parties, current	704,295	601,348
Due to related party	–	10,120
Accounts payable and accrued expenses	714,051	628,970
Accrued payroll and related liabilities	2,729,307	2,371,656
Deferred revenue	88,331	–
Liabilities attributable to disputed subsidiary	–	11,116
Total current liabilities	4,787,970	4,305,894

Other liabilities
Loans payable - related parties, non-current	–	72,349

Total liabilities	4,787,970	4,378,243

Commitments and contingencies:
Contingent acquisition liabilities	–	1,081,850

Amounts payable in common stock	2,925	121,225

Derivative liability	1,575	65,275

Stockholders' deficit
Preferred stock, $0.001 par value, 600,000,000 and 400,000,000 shares authorized:
Series A preferred stock, 423,437,090 and 285,487,091 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	423,437	285,487
Series B preferred stock, 2,169 and 2,169 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2	2
Common stock, $0.001 par value, 24,400,000,000 and 5,900,000,000 shares authorized, 12,409,117,011 and 2,221,746,925 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	12,409,117	2,221,747
Additional paid-in capital	5,714,716	14,949,524
Preferred stock issuable	17,500	119,000
Common stock issuable	–	4,500
Preferred stock subscriptions receivable	(1,087,498)	(1,113,498)
Accumulated deficit	(21,249,247)	(21,096,462)
Total East Coast Diversified stockholders' deficit	(3,771,973)	(4,629,700)
Noncontrolling interest	(392,297)	(382,779)
Total stockholders' deficit	(4,164,270)	(5,012,479)

Total liabilities and stockholders' deficit	$628,200	$634,114

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product sales	$45,593	$101,563	$100,220	$155,385
License Fees	–	–	6,668	–
Consulting and development	100,000	–	100,000	–
User fees	7,832	5,386	22,944	13,783
Total revenues	153,425	106,949	229,832	169,168
Operating Expenses
Cost of revenues:
Product sales	18,916	69,979	50,576	96,492
User fees	4,731	6,757	17,806	20,076
Selling, general and administrative expense	372,801	453,896	1,105,532	1,522,806
Total operating expenses	396,448	530,632	1,173,914	1,639,374
Loss from operations	(243,023)	(423,683)	(944,082)	(1,470,206)
Other income (expense)
Interest expense	(51,296)	(125,578)	(267,616)	(460,295)
Change in derivative liability	–	160,000	63,700	154,277
Total other income (expense)	(51,296)	34,422	(203,916)	(306,018)
Net loss from continuing operations	(294,319)	(389,261)	(1,147,998)	(1,776,224)
Net loss attributable to noncontrolling interests	2,361	4,459	11,098	17,708
Net loss attributable to East Coast
Diversified Corporation	(291,958)	(384,802)	(1,136,900)	(1,758,516)
Net income from discontinued operations, net of tax	–	–	984,115	–

Total net income (loss) after discontinued operations	$(291,958)	$(384,802)	$(152,785)	$(1,758,516)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	12,409,117,071	601,870,578	8,987,307,849	215,198,540

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(152,785)	$(1,758,516)
Adjustments to reconcile net income (loss) to net cash used in operations:
Noncontrolling interests	(11,098)	(17,708)
Depreciation and amortization	1,970	3,166
Issuance of loan payable for consulting services	–	78,922
Stock issued for services and compensation	2,096	12,900
Amortization of prepaid license fee	37,500	37,500
Gain on disposal of discontinued operations	(984,115)	–
Accretion of beneficial conversion feature on convertible notes payable as interest	220,061	400,424
Change in derivative liability	(63,700)	(154,277)
Interest accrued on loans payable	47,555	56,626
Changes in operating assets and liabilities:
Accounts receivable, net	(142,970)	(21,967)
Inventory	2,513	45,353
Prepaid expenses	–	(7,212)
Security deposits	4,592	–
Bank overdraft, net	2,358	31,677
Due to related party	(10,120)	(39,986)
Accounts payable and accrued expenses	85,081	98,913
Accrued payroll and related liabilities	357,651	564,396
Deferred revenue	88,331	–
Net cash used in operating activities	(515,080)	(669,789)

Cash flows from investing activities:

Cash flows from financing activities:
Proceeds from issuance of common stock	–	20,000
Proceeds from common stock subscriptions	–	14,000
Repurchase of common stock	–	(5,000)
Proceeds from issuance of preferred stock	120,000	184,000
Proceeds from preferred stock subscriptions	71,500	91,500
Proceeds from loans payable	157,850	302,500
Repayments on loans payable	(2,800)	(2,000)
Proceeds from loans payable - related party	173,492	65,157
Net cash from financing activities	520,042	670,157

Net increase (decrease) in cash	4,962	368

Cash at beginning of period	241	–

Cash at end of period	$5,203	$368

See accompanying notes to consolidated financial statements.

Continued

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$3,245

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:

Issuance of 7,674,970,146 and 1,210,999,766 shares of common stock in conversion of loans payable, respectively	$428,418	$219,159

Issuance of 17,000,000 shares of Series A preferred stock in conversion of loans payable	$34,000	$–

Issuance of 675,304,000 shares of common stock in conversion of loans payable - related parties	$20,808	$–

Issuance of 15,833,333 shares of Series A preferred stock in conversion of loans payable - related parties	$–	$115,000

Issuance of 15,000,000 shares of common stock previously held as common stock issuable	$4,500	$–

Issuance of 63,449,999 shares of Series A preferred stock previously held as preferred stock issuable	$147,000	$–

Issuance of 1,820,000,000 and 101,300,000 shares of common stock in settlement of loans and accounts payable converted to Amounts payable in common stock, respectively	$118,300	$113,000

Beneficial conversion feature of convertible notes payable	$215,390	$345,590

Issuance of 35,833,333 shares of series A preferred stock in conversion of accrued salaries	$–	$160,500

Reduction of acquisition liabilities due to conversion of 39,050 shares of Series A preferred stock to 6,219,000 shares of common stock	$–	$23,123

See accompanying notes to consolidated financial statements.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 1 – Organization, Presentation, and Going Concern

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $21,249,247 at September 30, 2014, a net loss and net cash used in operations of $1,136,900 and $515,080, respectively, for the nine months ended September 30, 2014.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 2 – Discontinued Subsidiary (Continued)

Assets and liabilities of the discontinued subsidiary as of September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013

Total assets	$-0-	$107,271

Total liabilities	$-0-	$11,116

Note 3 – Loans Payable

Loans payable at September 30, 2014 and December 31, 2013 consist of the following:

	September 30,	December 31,
	2014	2013

Unsecured $30,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due October 17, 2012. During the year ended December 31, 2012, $28,000 of the note balance was converted to common stock. During the year ended December 31, 2013, the remaining $2,000 of the note was converted to common stock. Accrued interest is equal to $2.905 at December 31, 2013. During the nine months ended September 30, 2014, the remaining accrued interest of $2,905 was forgiven by the lender.	$–	$2,905

On February 17, 2012, Panache Capital, LLC entered into an agreement to purchase $50,000 of the note payable to Azfar Haque. The Company exchanged the original note to Mr. Haque with a new note to Pananche which bears interest at 10% per annum and was due February 17, 2013. During the year ended December 31, 2012, $44,348 of the note was converted to common stock. Accrued interest is equal to $1,820 and $1,396 at September 30, 2014 and December 31, 2013, respectively. This note is in default at September 30, 2014.	7,472	7,048

Unsecured $70,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due was October 24 2013. Accrued interest is equal to $22,555 and $16,244 at September 30, 2014 and December 31, 2013, respectively. This note is in default at September 30, 2014.	92,555	86,244

Unsecured $16,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due May 3, 2013. Accrued interest is equal to $4,760 and $3,317 at September 30, 2014 and December 31, 2013, respectively. This note is in default at September 30, 2014.	20,760	19,317

Unsecured $12,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due February 5, 2013. During the year ended December 31, 2013, $6,210 of the note was converted to common stock. Accrued interest is equal to $2,492 and $1,970 at September 30, 2014 and December 31, 2013. This note is in default at September 30, 2014.	8,282	7,760

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 3 – Loans Payable (Continued)

	September 30,	December 31,
	2014	2013

Unsecured $15,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due March 26, 2013. Accrued interest is equal to $4,016 and $2,663 at September 30, 2014 and December 31, 2013, respectively. This note is in default at September 30, 2014.	19,016	17,663

Unsecured $40,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and was due June 30, 2013. During the nine months ended September 30, 2014, the note balance and accrued interest of $1,203 was converted to common stock. Accrued interest is equal to $4,191 at December 31, 2013.	–	44,191

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and was due June 30, 2013. During the nine months ended September 30, 2014, the note was converted to common stock. Accrued interest is equal to $1,520 at December 31, 2013.	–	16,520

Unsecured $39,647 note payable to Azfar Hague, which bears interest at 9% per annum and was due April 25, 2013. $20,000 of this note was purchased by Tangiers Investment Group, LLC on July 26, 2013. During the nine months ended September 30, 2014, $9,000 of the note was converted to common stock. Accrued interest is equal to $4,201 and $3,379 at September 30, 2014 and December 31, 2013, respectively. This note is in default at September 30, 2014.	14,848	23,026

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and was due June 30, 2013. During the nine months ended September 30, 2014, the note was converted to common stock. Accrued interest is equal to $1,398 at December 31, 2013.	–	16,398

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due August 13, 2013. During the year ended December 31, 2013, $3,300 of the note was converted to common stock. During the nine months ended September 30, 2014, the remaining balance of the note, including accrued interest, of $30,500 was converted to common stock. Accrued interest is equal to $2,874 at December 31, 2013.	–	32,074

Unsecured $9,000 convertible note payable to Star City Capital LLC, which bears interest at 12% per annum and was due December 3, 2013. During the nine months ended September 30, 2014, the note, including accrued interest, of $10,290 was converted to common stock. Accrued interest is equal to $1,179 at December 31, 2013.	–	10,179

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and was due June 30, 2013. During the nine months ended September 30, 2014, the note was converted to common stock. Accrued interest is equal to $1,312 at December 31, 2013.	–	16,312

Unsecured $25,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and was due June 30, 2013. During the nine months ended September 30, 2014, the note, including accrued interest, of $27,317 was converted to common stock. Accrued interest is equal to $2,125 at December 31, 2013.	–	27,125

On December 12, 2012, Star City Capital LLC entered into an agreement to purchase $19,700 of a note payable to Bulldog Insurance. The note bears interest at 8% per annum and is due on demand. During the year ended December 31, 2013, $18,018 of the note, including accrued interest, was converted to common stock. During the nine months ended September 30, 2014, the remainder of the note, including accrued interest, of $2,851 was converted to common stock.	–	2,407

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 3 – Loans Payable (Continued)

	September 30,	December 31,
	2014	2013

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due November 1, 2013. During the nine months ended September 30, 2014, the note, including accrued interest, of $33,800 was converted to common stock. Accrued interest is equal to $2,351 at December 31, 2013.	–	34,851

Unsecured $35,000 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $6,534 and $3,378 at September 30, 2014 and December 31, 2013, respectively.	41,534	38,378

Unsecured $43,922 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $8,198 and $4,238 at September 30, 2014 and December 31, 2013, respectively.	52,120	48,160

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due January 31, 2014. During the six months ended June 30, 2014, $7,988 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $3,501 at December 31, 2013. Accrued interest is equal to $3,465 and $1,752 at September 30, 2014 and December 31, 2013, respectively. This note is in default at September 30, 2014.	27,977	30,751

Unsecured $7,000 note payable to Andre Fluellen, which calls for flat interest of $1,500 at maturity and was due October 30, 2013. This note is in default at September 30, 2014.	8,500	8,500

On May 6, 2013, WHC Capital, LLC entered into an agreement to purchase $50,000 of notes payable to Bulldog Insurance. The note bears interest at 8% per annum and was due March 6, 2014. During the year ended December 31, 2013, $20,612 of the note was converted to common stock. During the nine months ended September 30, 2014, $31,494 of the note and accrued interest was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $8,748 at December 31, 2013. Accrued interest is equal to $3,297 at December 31, 2013, respectively. This note is in default at September 30, 2014.	–	23,937

Unsecured $20,000 convertible note payable to WHC Capital, LLC., which bears interest at 8% per annum and was due March 9, 2014. The note is discounted for its unamortized beneficial conversion feature of $3,661 at December 31, 2013. Accrued interest is equal to $2,236 and $1,034 at September 30, 2014 and December 31, 2013, respectively. This note is in default at September 30, 2014.	22,236	17,373

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due March 3, 2014. During the nine months ended September 30, 2014, $7,500 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $6,316 at December 31, 2013. Accrued interest is equal to $3,258 and $1,531 at September 30, 2014 and December 31, 2013, respectively. This note is in default at September 30, 2014.	28,258	27,715

Unsecured $7,500 note payable to Andre Fluellen, which calls for flat interest of $1,400 at maturity and was due December 1, 2013. This note is in default at September 30, 2014.	8,900	8,900

Unsecured $10,000 note payable to Sammie Hill, III, which calls for flat interest of $2,000 at maturity and was due December 15, 2013. During the nine months ended September 30, 2014, the note and accrued interest was converted to common stock.	–	12,000

Unsecured $5,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 10% per annum and is due June 21, 2014. The note is discounted for its unamortized beneficial conversion feature of $2,356 at December 31, 2013. During the nine months ended September 30, 2014, the note, including accrued interest, of $5,068 was converted to common stock. Accrued interest is equal to $264 at December 31, 2013.	–	2,908

Note 3 – Loans Payable (Continued)

	September 30,	December 31,
	2014	2013

Unsecured $12,000 note payable to Bulldog Insurance, which bears interest at 7% per annum and was due December 1, 2013. During the nine months ended September 30, 2014, the note was converted to common stock. Accrued interest is equal to $433 at December 31, 2013.	–	12,433

Unsecured $3,000 note payable to Andre Fluellen, which calls for flat interest of $500 at maturity and was due December 1, 2013. This note is in default at September 30, 2014.	3,500	3,500

Unsecured $3,000 note payable to Andre Fluellen, which calls for flat interest of $150 at maturity and was due February 22, 2014. Accrued interest is equal to $150 and $106 at September 30, 2014 and December 31, 2013, respectively. This note is in default at September 30, 2014.	3,150	3,106

Unsecured $14,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and is due May 5, 2014. The note is discounted for its unamortized beneficial conversion feature of $6,202 at December 31, 2013. Accrued interest is equal to $1,328 and $457 at September 30, 2014 and December 31, 2013, respectively. This note is in default at September 30, 2014.	15,828	8,755

Unsecured $8,500 non-interest bearing note payable to Azfar Hague due February 5, 2014. During the nine months ended September 30, 2014, the note was converted to common stock.	–	8,500

Unsecured $10,000 non-interest bearing note payable to Azfar Hague due February 20, 2014. During the nine months ended September 30, 2014, the note was converted to common stock.	–	10,000

Unsecured $8,500 note payable to Bulldog Insurance, which bears interest at 5% per annum and due February 28, 2014. During the six months ended June 30, 2014, $3,000 of the note was converted to common stock. Accrued interest is equal to $368 and $142 at September 30, 2014 and December 31, 2013, respectively. This note is in default at September 30, 2014.	5,868	8,642

Unsecured $6,500 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 10% per annum and was due July 25, 2014. During the nine months ended September 30, 2014, the note, including accrued interest, of $6,527 was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $3,668 at December 31, 2013. Accrued interest is equal to $283 at December 31, 2013.	–	3,115

On July 26, 2013, Tangiers Investment Group, LLC entered into an agreement to purchase $20,000 of notes payable to Azfar Hague. The note bears interest at 10% per annum and was due July 26, 2014. During the nine months ended September 30, 2014, the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $11,342 at December 31, 2013. Accrued interest is equal to $866 at December 31, 2013.	–	9,524

Unsecured $5,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 10% per annum and was due August 2, 2014. During the nine months ended September 30, 2014, the note, including accrued interest, of $5,027 was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $2,931 at December 31, 2013. Accrued interest is equal to $207 at December 31, 2013.	–	2,276

Unsecured $5,000 convertible note payable to WHC Capital, LLC., which bears interest at 8% per annum and was due August 12, 2014. The note is discounted for its unamortized beneficial conversion feature of $3,068 at December 31, 2013. Accrued interest is equal to $456 and $155 at September 30, 2014 and December 31, 2013, respectively. This note is in default at September 30, 2014.	5,456	2,087

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 3 – Loans Payable (Continued)

	September 30,	December 31,
	2014	2013

On January 3, 2013, Black Arch Opportunity Fund LP entered into an agreement to purchase $18,737 of notes payable to Bulldog Insurance. The note bears interest at 12% per annum and is was due December 1, 2013. During the year ended December 31, 2013, $9,466 of the note, including accrued interest, was converted to common stock. During the nine months ended September 30, 2014, the remainder of the note, including accrued interest, was converted to common stock. Accrued interest is equal to $1,088 at December 31, 2013.	–	11,265

Unsecured $20,000 convertible note payable to CJ Mosley, which calls for flat interest of $1,800 due at maturity and was due April 28, 2014. During the nine months ended September 30, 2014, the note, including accrued interest, was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $5,650 at December 31, 2013. Accrued interest is equal to $600 at December 31, 2013.	–	14,950

Unsecured $7,700 convertible note payable to Andre Fluellen, which calls for flat interest of $770 due at maturity and was due June 21, 2014. Accrued interest is equal to $546 at September 30, 2014. This note is in default at September 30, 2014.	8,246	–

Unsecured $3,450 non-interest bearing note payable to Azfar Hague due September 20, 2014. This note is in default at September 30, 2014.	3,450	–

Unsecured $2,000 non-interest bearing note payable to Bulldog Insurance due September 26, 2014. This note is in default at September 30, 2014.	2,000	–

Unsecured $29,000 convertible note payable to LG Capital Funding, LLC., which bears interest at 8% per annum and is due March 17, 2015. The note is discounted for its unamortized beneficial conversion feature of $13,348 at September 30, 2014. Accrued interest is equal to $1,252 at September 30, 2014.	16,904	–

On March 17, 2014, LG Capital Funding, LLC entered into an agreement to purchase $40,000 of notes payable to Frank Russo. The note bears interest at 8% per annum and was due March 17, 2015. During the nine months ended September 30, 2014, the the note and accrued interest was converted to common stock.	–	–

On March 27, 2014, Microcap Equity Group LLC entered into an agreement to purchase $25,000 of notes payable to Frank Russo. The note bears interest at 10% per annum and was due on demand. During the nine months ended September 30, 2014, the the note was converted to common stock.	–	–

Unsecured $18,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 8% per annum and is due March 27, 2015. The note is discounted for its unamortized beneficial conversion feature of $8,778 at September 30, 2014. Accrued interest is equal to $738 at September 30, 2014.	9,960	–

On March 27, 2014, Tangiers Investment Group, LLC. entered into an agreement to purchase $15,000 of notes payable to Frank Russo. The note bears interest at 10% per annum and was due March 27, 2015. During the nine months ended September 30, 2014, the the note and accrued interest was converted to common stock.	–	–

Note 3 – Loans Payable (Continued)

	September 30,	December 31,
	2014	2013

Unsecured $6,000 note payable to Andre Fluellen, which bears interest at 10% per annum and is due June 21, 2015. Accrued interest is equal to $166 at September 30, 2014.	6,166	–

Unsecured $10,000 note payable to Falmouth Street Holdings, LLC, which bears interest at 10% per annum and is due on demand. Accrued interest is equal to $474 at September 30, 2014.	10,474	–

On April 9, 2014, GEL Properties, LLC entered into an agreement to purchase $24,000 of notes payable to Frank Russo. The note bears interest at 8% per annum and is due April 9, 2015. During the nine months ended September 30, 2014, $16,500 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $3,915 at September 30, 2014. Accrued interest is equal to $582 at September 30, 2014.	4,167	–

Unsecured $5,000 note payable to Israek Idonije, which is noninterest bearing and was due July 3, 2014. During the nine months ended September 30, 2014, $2,800 was repaid on the loan and $1,875 of penalty interst was accrued at September 30, 2014. This note is in default at September 30, 2014.	4,075	–

On May 7, 2014, LG Capital Funding, LLC entered into an agreement to purchase $40,000 of notes payable to Frank Russo. The note bears interest at 8% per annum and is due May 7, 2015. The note is discounted for its unamortized beneficial conversion feature of $23,999 at September 30, 2014. Accrued interest is equal to $1,280 at September 30, 2014.	17,281	–

Unsecured $12,5000 convertible note payable to Microcap Equity Group LLC, which bears interest at 12% per annum and is due October 8, 2014. The note is discounted for its unamortized beneficial conversion feature of $546 at September 30, 2014. Accrued interest is equal to $719 at September 30, 2014.	12,673	–

Unsecured $4,200 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 8% per annum and is due April 8, 2015. The note is discounted for its unamortized beneficial conversion feature of $2,186 at September 30, 2014. Accrued interest is equal to $161 at September 30, 2014.	2,175	–

Unsecured $20,000 promissory note payable to Health Information Systems Fund, LLC, which bears interest at 80% per annum and is due October 21, 2014. If the note is not repaid on its due date, penalty interest of 120% per annum shall be accrued until the note is paid. Accrued interest is equal to $3,112 at September 30, 2014.	23,112

Unsecured $5,000 note payable to Andre Fluellen, which bears interest at 10% per annum and is due September 9, 2015. Accrued interest is equal to $29 at September 30, 2014.	5,029

Unsecured $35,000 promissory note payable to Health Information Systems Fund, LLC, which bears interest at 80% per annum and is due December 20, 2014. If the note is not repaid on its due date, penalty interest of 120% per annum shall be accrued until the note is paid. Accrued interest is equal to $767 at September 30, 2014.	35,767

Total Loans Payable	$547,739	$680,795

The Company accrued interest expense of $25,642 and $47,144 for the nine months ended September 30, 2014 and 2013, respectively, on the above loans. Accrued interest is included in the loan balances.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 3 – Loans Payable (Continued)

The Company borrowed $97,850 and $302,500 during the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, the Company converted $428,418 of loans payable into 7,674,970,146 shares of the Company’s common stock and $34,000 of loans into 17,000,000 shares of the Company’s Series A preferred stock. During the nine months ended September 30, 2013, the Company converted $219,159 of loans payable into 1,210,999,766 shares of the Company’s common stock.

Note 4 – Related Parties

Loans payable – related parties at September 30, 2014 and December 31, 2013 consist of the following:

	September 30,	December 31,
	2014	2013

Unsecured non-interest bearing notes payable, due on demand, to Frank Russo, a shareholder and former Director of the Company. During the year ended December 31, 2013, $60,000 of the note balance was converted to Series A preferred stock. During the nine months ended September 30, 2014, Mr. Russo loaned the Company an additional $28,800, $60,808 of the note was converted to common stock, and $104,000 was purchased by four unrelated parties.	$165,421	$301,429

Unsecured notes payable to Edward Eppel, a shareholder and Director of the Company, which bears interest at 10% per annum and is due on demand. During the year ended December 31, 2013, $80,000 of the note was converted to Series A preferred stock. During the nine months ended September 30, 2014, Mr Eppel loaned the Company an additional $40,092. Accrued interest is equal to $70,292 and $60,789, respectively.	244,544	189,950

Unsecured $20,000 note payable to Robert Saidel, which bears interest at 7% per annum and due December 1, 2013. Accrued interest is equal to $1,547 and $1,900 at September 30, 2014 and December 31, 2013, respectively. This note is in default at September 30, 2014.	21,900	20,848

Unsecured $7,500 note payable to Robert Saidel, which bears interest at 7% per annum and due January 8, 2014. Accrued interest is equal to $647 and $253 at September 30, 2014 and December 31, 2013, respectively. This note is in default at September 30, 2014.	8,147	7,753

Unsecured $10,000 note payable to Robert Saidel, which bears interest at 7% per annum and due February 16, 2014. Accrued interest is equal to $788 and $262 at September 30, 2014 and December 31, 2013, respectively. This note is in default at September 30, 2014.	10,788	10,262

Unsecured $4,000 note payable to Robert Saidel, which bears interest at 7% per annum and due March 9, 2014. Accrued interest is equal to $298 and $87 at September 30, 2014 and December 31, 2013, respectively. This note is in default at September 30, 2014.	4,298	4,087

Unsecured $137,833 note payable to Robert Saidel, which bears interest at 7% per annum and due April 25, 2014. Accrued interest is equal to $8,784 and $1,535 at September 30, 2014 and December 31, 2013, respectively. This note is in default at September 30, 2014.	146,617	139,368

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 4 – Related Parties (Continued)

	September 30,	December 31,
	2014	2013

Unsecured $10,000 note payable to Robert Saidel, which bears interest at 7% per annum and due February 28, 2015. Accrued interest is equal to $405 at September 30, 2014.	10,405	–

Unsecured $20,000 note payable to Frank Russo, which bears interest at 7% per annum and due April 3, 2015. Accrued interest is equal to $863 at September 30, 2014.	25,863	–

Unsecured $63,250 notes payable to Frank Russo, which bear interest at 7% per annum and due May 1, 2015 through June 25, 2015. Accrued interest is equal to $1,712 at September 30, 2014.	64,962	–

Unsecured $1,350 note payable to Frank Russo, which bears interest at 7% per annum and due May 30, 2015.	1,350	–

Total	704,295	673,697

Less current portion	(704,295)	(601,348)

Loan payable - related parties, non-current	$–	$72,349

Frank Russo, a shareholder and former Director of the Company, is a holder of an unsecured non-interest bearing note of the Company. At December 31, 2013, $301,429 was due to Mr. Russo. During the nine months ended September 30, 2014, the Company converted $20,808 of the note into 675,304,000 shares of common stock and Mr. Russo sold $144,000 of the note to unrelated parties. Mr. Russo also loaned the Company $118,400 during the nine months ended September 30, 2014 and is a holder of multiple notes which bear interest at 7% per annum and are due on various dates through June 25, 2015. $2,575 of interest was accrued and included in the loan balances for the nine months ended September 30, 2014.

Edward Eppel, a Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum. At December 31, 2013, $189,950 was due to Mr. Eppel. The Company borrowed $45,092 from Mr. Eppel during the nine months ended September 30, 2014. $9,502 of interest was accrued and included in the loan balance for the nine months ended September 30, 2014.

Robert Saidel, a shareholder of the Company, is a holder of notes of the Company which bear interest at 10% per annum. At December 31, 2013, $182,318 was due to Mr. Saidel. The Company borrowed $10,000 from Mr. Saidel during the nine months ended September 30, 2014. $9,837 of interest was accrued and included in the loan balance for the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, Mr. Anis Sherali, a Director of the Company, purchased 15,000,000 shares of the Company’s common stock for $4,500 and 63,374,999 shares of the Company’s Series A preferred stock for $145,500.

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

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 5 – Amounts Payable in Common Stock and Derivative Liability (Continued)

As common stock is issued in installments on the settlement, the Amounts Payable in Common Stock and the Derivative Liability will be reduced accordingly. During the nine months ended September 30, 2014, 1,820,000,000 shares of common stock, with a market value of $182,000, were issued to Ironridge in settlement of $118,300 of the liability, resulting in the reduction of the derivative liability of $63,700. During the nine months ended September 30, 2013, 101,300,000 shares of common stock, with a market value of $113,000, were issued to Ironridge in settlement of $173,730 of the liability, resulting in the reduction of the derivative liability of $154,277.

Note 6 – Stockholders’ Deficit

Authorized Capital

The Company has 24,400,000,000 authorized shares of Common Stock at $0.001 par value and 600,000,000 authorized shares of Preferred Stock at par value of $0.001 per share.

On September 17, 2010, the Board authorized the creation of a common stock incentive plan (the “2010 Stock Incentive Plan”) for our management and consultants. The Company registered twenty five million (25,000,000) shares of its common stock pursuant to the 2010 Stock Incentive Plan on Form S-8 filed with the Commission on September 27, 2010. As of September 30, 2014, no options have been granted under the plan.

Preferred Stock Issued for Cash

During the nine months ended September 30, 2014, the Company issued 57,500,000 Series A preferred shares for cash of $120,000.

Preferred Stock Issuable for Subscriptions

During the nine months ended September 30, 2014, the Company received cash of $45,500 for 20,847,999 Series A preferred shares. Also during the nine months ended September 30, 2014, the Company issued 63,449,999 of the issuable shares of Series A preferred stock to the shareholders at a value of $147,000. As of September 30, 2014, there were a total of 8,750,000 shares of Series A preferred stock, representing $17,500, remaining to be issued.

Preferred Stock Issued in Conversion of Debt

During the nine months ended September 30, 2014, the Company issued 17,000,000 shares of Series A preferred stock in the conversion of $34,000 of notes payable to unrelated parties (see Note 3 – Loans Payable).

Common Stock Issuable for Subscriptions

During the nine months ended September 30, 2014, the Company issued 15,000,000 of the issuable shares of common stock to the shareholder at a value of $4,500.

Common Stock Issued in Conversion of Debt

During the nine months ended September 30, 2014, the Company issued 7,674,970,146 shares of common stock in the conversion of $428,418 of notes payable to unrelated parties (see Note 3 – Loans Payable).

During the nine months ended September 30, 2014, the Company issued 675,304,000 shares of common stock in the conversion of $20,808 of notes payable to related parties (see Note 4 – Related Parties).

During the nine months ended September 30, 2014, the Company issued 1,820,000,000 shares of common stock to Ironridge in settlement of $118,300 of amounts payable in common stock.

Common Stock Issued for Services

During the nine months ended September 30, 2014, the Company issued 2,096,000 shares of common stock to an unrelated party for services of $2,096, or an average price of $0.001 per share based on the fair value of the shares at the time of issuance.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 7 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities in Marietta, Georgia. The term of the lease is 66 months with escalating lease payments beginning at $2,163 per month. At September 30, 2014, future minimum lease payments under the lease are as follows:

2014	6,888
2015	28,366
2016	29,219
2017	15,054
$79,527

Rent expense was $22,412 and $22,946 for the nine months ended September 30, 2014 and 2013, respectively.

Acquisition Liabilities

Pursuant to the RP Share Exchange Agreement with Rogue Paper, Inc., commencing nine months from October 23, 2011 (the “Execution Date”), both the Company and the holders of the Preferred Shares shall have the option to redeem any portion of such holders Preferred Shares for cash, at a price of sixty cents ($0.60) per share, or $1,075,000. Commencing twenty four (24) months from the Execution date, holders of the remaining forty-nine percent (49%) of Rogue Paper Common Shares, have the option to have such shares redeemed by the Company for cash, at a price of $0.03 per share, or $29,973.  During the nine months ended September 30, 2014, the Company issued 6,219,000 shares of common stock to unrelated parties for the conversion and return of 39,050 shares of Series A preferred stock resulting in a reduction in the acquisition liability of $23,123 resulting in a remaining liability of $1,081,850 at December 31, 2013.

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

License Agreements

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of BBGN&K. The license agreement calls for royalty payments beginning in 2012 of 8% of the revenue generated from the use of the license, to be paid quarterly. Royalty expense was $3,236 and $-0- for the nine months ended September 30, 2014 and 2013, respectively.

On August 5, 2012, the Company entered into a license agreement with Web Asset, LLC (“Web Asset”) for the rights to use certain social media concept and idea created by Mr. Kayode Aladesuyi. The license agreement calls for royalty payments of 49% of the revenues earned by the Company in its use of the social media concept after the Company has earned its first $2,000,000 of revenue, payable quarterly. No royalty payments have been made as of September 30, 2014.

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

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 7 – Commitments and Contingencies (Continued)

License Agreements (Continued)

On March 27, 2014, the Company’s subsidiary, Student Connect entered into a 5 year licensing agreement with Smart1st, a Beirut, Lebanon corporation. Under the terms of the agreement, Smart1st is appointed a Master Distributor of the Company’s products and granted an exclusive license to sell the products in the country of Lebanon. All advertisement revenue generated will be shared, net of communication costs, 40% to Student Connect and 60% to Smart1st.

On August 20, 2014, the Company’s subsidiary, Student Connect entered into a 5 year licensing agreement with InGlobs Ltd. (“InGlobs”), a Beirut, Lebanon corporation. Under the terms of the agreement, InGlobs is appointed a Regional Licensee with the right to market, secure and establish a distributor network on behalf of the Company’s products throughout the Middle East, excluding Lebanon. The Regional licensee shall receive 1) a commission of 35% of all residual service revenue paid to StudentConnect by Licensees and Distributors in the region, 2) a 25% commission on all revenue received by StudentConnect from advertising revenue generated within the territory defined herein, 3) a 25% commission on all licensing fees received from the grant of distribution rights granted within the territory as defined herein, and 4) a 10% commission on all hardware purchases by all distributors within the territory. Under the terms of the agreement, InGlobs has agreed to pay $100,000 for a one-time customization fee of the operating software. As of September 30, 2014, $20,000 of the fee has been paid by InGlobs Ltd. while the remaining $80,000 will be withheld monthly from payments due to InGlobs under the agreement. The software customization was completed and provided to InGlobs and, as such, has been included in revenue for the three and nine months ended September 30, 2014.

Note 8 – Subsequent Events

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

Plan of Operation

Since acquiring EarthSearch in April of 2010, ECDC has embarked on developing its technology operations and improving its product offerings to the market. Two of the business divisions, “StudentConnect and EarthSearch” are now in the commercial phase of operations. Vir2o, our social media division, was launched in June 2014 and the recently completed redesign is planned for the first quarter of 2015.

To date, we have completed the development of two proprietary technologies (i) wireless communications between GPS & RFID (comprising of several GPS, RFID and cargo locking devices) and (ii) “nVite” which is a proprietary environment sharing application for our social media division. Additionally, we developed several web assets, comprised of proprietary “Software” for the operation and management of our businesses, the following list represents the proprietary software owned by the company:

1. GATIS – Global Asset Tracking & Identification Systems

2. CARAS – Customs And Revenue Authority Systems

3. StudentConnect – Student Transportation System

4. SCAAP – StudentConnect Advertisement Aggregation Platform

5. Vir2o – Online Social Media Platform

EarthSearch

On February 15, 2014, we created a prototype for a modified and less expensive version of our Halo device called Halo2, which we believe will allow us to be more competitive in 2014. Our goal is to reenergize the EarthSearch basic GPS business with Halo2 and create a mass market solution for small businesses. We believe the product will allow us to be more competitive globally where cheaper Chinese products have created significant competition for our business.

In October 2014, we delivered our first order of 100 units of the Halo 2 to Halogen Security in Nigeria.

On October 8, 2014, we entered into an agreement with PassBox Global, located in Jonesboro GA, to install our TrailerSeal on all of the containers it manufactures and sells globally. Pursuant to the Agreement, an initial order of 40 container Seals, humidity and temperature sensors were delivered under the agreement.

On September 15, 2014, we began piloting our oil tanker solution for Dangote Group in Nigeria, and delivered the initial 20 units of oil tanker application under the pilot agreement. Additionally, on October 12, 2014, we began piloting our cargo solution in Guatemala through local service provider, Localiza and are participating in the bid for electronic seal providers for the Guatemala Custom Agency.

On September 28, 2014, we delivered the first order of 100 units of the Halo2 to Halogen Security in Nigeria.

StudentConnect

StudentConnect began commercial deployment in the first quarter of 2014. In February 2014, we deployed StudentConnect on school buses in school districts in Georgia, Arkansas, Kentucky, California, and South Carolina. In addition, Texas, Florida and North Carolina engaged us to implement systems on their school buses. Our objective is to secure as many schools as we can through the end of the current school year and the summer break to generate revenue for the 2015 school year. We plan to launch our StudentConnect mobile application in the second quarter and implement a mobile advertising platform that we believe will also help enhance revenue for StudentConnect. The StudentConnect mobile app can now be downloaded in the iOS and Google Play stores.

On October 3, 2013, we executed an exclusive network access agreement and a marketing agreement with Verizon Wireless. Our StudentConnect devices will be implemented exclusively on Verizon network and Verizon government sales executives will market our StudentConnect product to school districts. We have engaged in successful joint marketing efforts to schools districts in Georgia.

On September 22, 2014, we entered into an advertising agreement with AdMedia which began serving advertisement on Student status messages on November 12, 2014. We will earn between $0.50 and $5.00 per ad click and $4.00 and $10.00 per thousand impression under the agreement. We will however continue to promote our proprietary Advertising platform SCAAP directly to businesses and Ad agencies in the districts we launch our services. We intend to launch SCAAP on December 1, 2014.

We have deployed the StudentConnect hardware and software at the following school districts under a 5 year service agreements:

•	St Joseph School Antoura, Beirut, Lebanon
•	Chattooga County School, GA
•	Sanger Unified School district, CA
•	Napa Valley Unified School District, CA
•	Bassett County Unified School District, CA
•	Logan County School District, KY
•	Bamberg County School District, SC

There are currently three school districts undergoing pilot testing and 5 schools districts currently in contract negotiations.

On January 15, 2014, we launched a licensing program for exclusive distributorship that would allow for rapid deployment of StudentConnect in key US and Global markets. We have successfully deployed our StudentConnect product on the Verizon Network. We completed sales training with Verizon government sales team.

We executed licensing agreements with the following:

Neuva Tech California

Smart1st –Licensee Lebanon

InGlobs, Lebanon - Regional Marketing and Service Support Rep for Middle East Region

We are in license negotiation with potential partners in Dubai, Saudi Arabia, Jordan, and Bahrain.

Vir2o

Vir2o, our social media division, has launched its first marketing campaign in the US and North America. We executed a promotional agreement with CBS local Atlanta Radio Station WVEE as the first beta test for our marketing strategy for North America. On April 15, 2014, we launched a Radio campaign on CBS Atlanta local Radio WVEE. If successful, we plan to introduce a similar strategy to key markets in North America to allow us to compete even more effectively in the social media space.

We plan to introduce commercial content and ecommerce into social media space. On January 30, 2013, we entered into agreement with Amazon, collegebooks.com and fanatics.com, an online retailer of sporting goods. We have begun integrating products from fanatics.com and collegebooks.com. Products from both of these companies became available to users in the marketplace on June 1, 2014.

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

We have completed the redesign of Vir2o, however we have temporarily ceased all marketing activities related to Vir2o and will launch our new design in 2015. The current Vir2o design will remain available to users currently registered on the platform.

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

Results of Operations

For the Three Months Ended September 30, 2014 and 2013

Revenues

For the three months ended September 30, 2014, our revenue was $153,425 compared to $106,949 for the same period in 2013, representing an increase of 43%. This increase is attributed to our commencing installations of our StudentConnect products.

Revenues are generated from four separate but related offerings, RFID/GPS product sales, license fees, consulting services, and user fees for GATIS – our advanced web based asset management platform. We generated revenues from product sales of $45,593 and $101,563 for the three months ended September 30, 2014 and 2013, respectively. Revenues for license fees were $-0- and $-0- for the three months ended September 30, 2014 and 2013.  Revenues for consulting services were $100,000 and $-0- for the three months ended September 30, 2014 and 2013. User fees were $7,832 and $5,386 for the three months ended September 30, 2014 and 2013, respectively.

Operating Expenses

For the three months ended September 30, 2014, operating expenses were $396,448 compared to $530,632 for the same period in 2013, a decrease of 25%.

Cost of revenues decreased $53,089 and is directly attributable to the decrease in product sales for the three months ended September 30, 2014.

For the three months ended September 30, 2014, selling, general and administrative expenses were $372,801 compared to $453,896 for the same period in 2013, a decrease of 18%. This decrease was primarily caused by decreases in legal fees of $7,027 and salary expenses of $65,668.

Net Loss

We generated net losses from continuing operations of $291,319 for the three months ended September 30, 2014 compared to $389,261 for the same period in 2013, a decrease of 24%. Included in the net loss for the three months ended September 30, 2014 was interest expense of $51,296 (of which $31,758 represents accretion of embedded beneficial conversion features on notes payable). Included in the net loss for the three months ended September 30, 2013 was interest expense of $125,578 (of which $101,476 represents accretion of embedded beneficial conversion features on notes payable) and change in derivative liability of $160,000.

Net loss attributable to noncontrolling interests in EarthSearch were $2,361 and $4,459 for the three months ended September 30, 2014 and 2013, respectively.

For the Nine months Ended September 30, 2014 and 2013

Revenues

For the nine months ended September 30, 2014, our revenue was $229,832 compared to $169,168 for the same period in 2013, representing an increase of 36%. This increase is attributed to our commencing installations of our StudentConnect products.

Revenues are generated from four separate but related offerings, RFID/GPS product sales, license fees, consulting services, and user fees for GATIS – our advanced web based asset management platform. We generated revenues from product sales of $100,220 and $155,385 for the nine months ended September 30, 2014 and 2013, respectively. Revenues for license fees were $6,668 and $-0- for the nine months ended September 30, 2014 and 2013.  Revenues for consulting services were $100,000 and $-0- for the nine months ended September 30, 2014 and 2013. User fees were $22,944 and $13,783 for the nine months ended September 30, 2014 and 2013, respectively.

Operating Expenses

For the nine months ended September 30, 2014, operating expenses were $1,173,914 compared to $1,639,374 for the same period in 2013, a decrease of 28%.

Cost of revenues decreased $48,186 and is attributable to the decrease in product sales for the nine months ended September 30, 2014.

For the nine months ended September 30, 2014, selling, general and administrative expenses were $1,105,532 compared to $1,522,806 for the same period in 2013, a decrease of 27%. This decrease was primarily caused by decreases in legal fees of $125,611, consulting expenses of $30,808 and salary expenses of $253,756.

Net Loss

We generated net losses from continuing operations of $1,147,998 for the nine months ended September 30, 2014 compared to $1,776,224 for the same period in 2013, a decrease of 35%. Included in the net loss for the nine months ended September 30, 2014 was interest expense of $267,616 (of which $220,061 represents accretion of embedded beneficial conversion features on notes payable) offset by a change in derivative liability of $63,700. Included in the net loss for the nine months ended September 30, 2013 was interest expense of $460,295 (of which $400,424 represents accretion of embedded beneficial conversion features on notes payable) and change in derivative liability of $154,277.

Net loss attributable to noncontrolling interests in EarthSearch were $11,098 and $17,708 for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, the Company recognized a gain from discontinued operations of $984,115 on the disposition of the net assets and liabilities associated with Rogue Paper.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2014 and 2013, we funded our operations through financing activities consisting of private placements of equity securities and loans from related and unrelated parties. Our principal use of funds during the nine months ended September 30, 2014 and 2013 has been for working capital and general corporate expenses.

Liquidity and Capital Resources during the Nine months ended September 30, 2014 compared to the Nine months ended September 30, 2013

As of September 30, 2014, we had cash of $5,203 and a working capital deficit of $4,176,748. The Company used cash in operations of $515,080 for the nine months ended September 30, 2014, as compared to cash used in operations of $669,789 for the nine months ended September 30, 2013. The cash used in operations for the nine months ended September 30, 2014 is primarily attributable to the Company's net loss of $152,785, offset by noncash depreciation of $1,970, stock issued for services of $2,096, amortization of prepaid license fees of $37,500, accretion of beneficial conversion features on convertible notes payable of $220,061, accrued interest on loans payable of $47,555, changes in operating assets and liabilities of $387,436, and increased by a gain on disposal of discontinued operations of $984,115, change in derivative liability of $63,700 and noncontrolling interests in the loss of EarthSearch of $11,098.

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

No cash was used in investing activities for the nine months ended September 30, 2014 and 2013.

Cash generated from our financing activities was $520,042 for the nine months ended September 30, 2014, compared to $670,157 during the comparable period in 2013. The decrease was primarily attributed to proceeds from the sale of common stock of $-0- in 2014 compared to $20,000 in 2013, proceeds from the issuance of common stock subscriptions of $-0- in 2014 compared to $14,000 in 2013, the proceeds from the issuance of preferred stock of $120,000 in 2014 compared to $184,000 in 2013, proceeds from the issuance of preferred stock subscriptions of $71,500 in 2014 compared to $91,500 in 2013, proceeds from loans payable of $157,850 in 2014 compared to $302,500 in 2013, and proceeds from loans payable – related parties of $173,492 in 2013 compared to $65,157 in 2013, offset by the repurchase of common stock of $-0- in 2014 compared to $5,000 in 2013 and the repayment of loans payable of $2,800 in 2014 compared to $2,000 in 2013.

We will require additional financing during the current fiscal year. Our commercial activities has been significantly hampered and restricted due to ongoing Chill placed on our stock trading by DTCC and difficulties with funding the last stages of development of our businesses.

We expect the continued successful commercialization of StudentConnect and EarthSearch business divisions to enhance our financial position and continued growth of the business operation. Management is reviewing all options that will enhance shareholders and investor value as well as the value of our business portfolio, in our efforts to mitigate the impact of the chill placed on our stock by DTCC.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of September 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

None.

Item 3. Defaults Upon Senior Securities.

The Company is in default with several of its noteholders as reflected below and disclosed within this report in Notes 3 and 4 of the Notes to the Consolidated Financial Statements dated September 30, 2014.

Panache Capital, LLC	$7,472
Hanover Holdings I, LLC	92,555
Hanover Holdings I, LLC	20,760
Hanover Holdings I, LLC	8,282
Hanover Holdings I, LLC	19,016
Azfar Hague	14,848
Asher Enterprises, Inc.	27,977
Andre Fluellen	8,500
WHC Capital, LLC	22,236
WHC Capital, LLC	5,456
Asher Enterprises, Inc.	28,258
Andre Fluellen	8,900
Andre Fluellen	3,500
Andre Fluellen	3,150
Asher Enterprises, Inc.	15,828
Bulldog Insurance	5,868
Andre Fluellen	8,246
Azfar Hague	3,450
Bulldog Insurance	2,000
Israek Idonije	4,075
Robert Saidel	191,750

$502,127

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Temporary Hardship Exemption

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2014	By: /s/ Kayode Aladesuyi
Kayode Aladesuyi
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

