Form 10-Q/A
period 2014-06-30
EAST COAST DIVERSIFIED CORP
filed 2014-12-01
CIK 1256540

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the East Coast Diversified, Inc. quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 19, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

3

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST COAST DIVERSIFIED, INC.

Date: December 1, 2014	By:	/s/ Kayode Aladesuyi
	Name:	Kayode Aladesuyi
	Title:	Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

4