Form 10-Q/A
period 2014-09-30
EAST COAST DIVERSIFIED CORP
filed 2014-12-01
CIK 1256540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

As of November 20, 2014, the issuer had 12,409,117,071 shares of its Common Stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the East Coast Diversified, Inc. quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 20, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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