Form 10-K
period 2014-12-31
EAST COAST DIVERSIFIED CORP
filed 2015-04-15
CIK 1256540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-K

_______________________________________________

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

On June 30, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,197,412, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.0001. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of April 15, 2015 the registrant had 12,409,117,071 shares of its Common Stock, $0.001 par value per share, outstanding.

EAST COAST DIVERSIFIED CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

The Stock Exchange was accounted for as a reverse acquisition and recapitalization. EarthSearch was the acquirer for accounting purposes and, consequently, the assets and liabilities and the historical operations that were reflected in the consolidated financial statements were those of EarthSearch. The accumulated deficit of EarthSearch was also carried forward after the acquisition.

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

We deployed equipment on buses for schools in GA, Kentucky, SC, and California. We expanded our licensee network to Dubai, Nigeria, Saudi Arabia and Lebanon.

We launched the StudentConnect mobile app, which is now available in Android and Apple stores. We implemented advertising platform form AdMedia and Admob by google. We experienced significant delay in deployment strictly die to bureaucracy and delays in assigning ID badges to students by Schools districts. We have executed 5 year agreement with 15 school districts with approximately 40,000 bus riders. In addition we are actively engaged in pilots with several school districts. Once fully deployed these would form the foundation for revenue from our StudentConnect operation.

We launched our advertisement platform: www.service.scaap-ad.com to allow local advertisers direct access to advertising opportunities on StudentConnect.

We have presented employment agreement to C. Dean Alford to take on the position of CEO of StudentConnect so Mr. Aladesuyi our current Chairman and CEO can put more focused on making EarthSearch and Vir2o so we can take better advantage of opportunities in the markets represented respectively.

We formed an international division of StudentConnect and have executed licensing agreement with Smart1st in Lebanon, Location Solution Telematics in Dubai, DCGroup in Saudi Arabia and Halogen Security in Nigeria. We shipped 100 bus units to Lebanon and 25 bus units to Dubai and Saudi Arabia respectively for their initial pilots.

Distributors purchase product/devices, and share service and advertising revenue with us. We are paid 40% of service fees collected from each participating students per month and 60% of advertising revenue generated on messages sent to parents.

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

WetWinds

Wetwinds launched Vir2o on April 5, and has commenced marketing of the platform to users. The Vir2o offers users a community newsfeed, messaging module, profile wall and private rooms to share content with friends and families. Each user will have their own private photo, music, movie, game and ecommerce rooms. Users can privately or publicly share content in these rooms with their friends and family.

Vir2o also features the interactive “NVite” technology that allows user and friends to engage in social activities online.

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

Employees

As of December 31, 2014, we had 12 full-time employees and 8 full-time consultants.

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

THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditor’s report in our 2014 consolidated financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing concern. Because obtaining investment capital in not certain, or that our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. Currently, our liabilities are greater than our assets. Our ability to meet our operating needs depends in large part on our ability to secure third party financing. We cannot provide any assurances that we will be able to obtain financing. See “December 31, 2014 Audited Consolidated Financial Statements.”

WE HAVE SUSTAINED RECURRING LOSSES SINCE INCEPTION AND EXPECT TO INCUR ADDITIONAL LOSSES IN THE FORESEEABLE FUTURE.

Our main operating subsidiary was formed in November 2003 and has reported annual net losses since inception. For our fiscal years ended December 31, 2014 and 2013, we experienced a loss of operations of $1,281,486 and $1,886,916, respectively. As of December 31, 2014, we had an accumulated deficit of $21,926,354. In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

WE DO NOT HAVE SUBSTANTIAL CASH RESOURCES AND IF WE CANNOT RAISE ADDITIONAL FUNDS OR GENERATE MORE REVENUES, WE WILL NOT BE ABLE TO PAY OUR VENDORS AND WILL PROBABLY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

As of December 31, 2014 our available cash balance was $16,334. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. We estimate that it will require an additional $50,000 to pay our outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to enter into, and be paid under, contracts with merchants to provide our products to their customers. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

In many foreign markets, barriers to entry are created by long-standing relationships between potential customers and their local providers and protective regulations, including local content and service requirements. In addition, the pursuit of international growth opportunities requires significant efforts for an extended period before substantial revenues from these markets are realized. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:

•	Unexpected changes in legal or regulatory requirements;
•	Difficulty in protecting our intellectual property rights in a particular foreign jurisdiction;
•	Cultural differences in the conduct of business;
•	Difficulty in attracting qualified personnel and managing foreign activities;
•	Recessions in foreign economies;
•	Longer payment cycles for and greater difficulties collecting accounts receivable;
•	Export controls, tariffs, and other trade protection measures;
•	Fluctuations in currency exchange rates;
•	Nationalization, expropriation, and limitations on repatriation of cash;
•	Social, economic, and political instability;
•	Natural disasters, acts of terrorism, and war;
•	Taxation; and
•	Changes in laws and policies affecting trade, foreign investment, and loans.

Our partnership program is a white label program that allow us to brand our technology and software for our partners. We customize the technology (hardware and software) under their corporate brand and make software modifications and changes to meet the individual local culture. Some of the countries where we have generated significant portion of our revenue include Kenya, Tanzania, Nigeria, UAE, Indonesia, Turkey and Vietnam.

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

We expect that it will become more difficult to forecast demand as we introduce and support multiple products and as competition in the market for our products intensifies. Significant unanticipated fluctuations in demand could cause the following problems in our operations:

•	If demand increases beyond what we forecast, we would have to rapidly increase production. We would depend on suppliers to provide additional volumes of components, and those suppliers might not be able to increase production rapidly enough to meet unexpected demand.
•	Rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing quality could decline, which may also lower our profit margins.
•	If forecasted demand does not develop, we could have excess production resulting in higher inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity at our facilities, which could result in lower margins.

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

WE MAY NOT BE SUCCESSFUL IN OUR EFFORTS TO GROW AND MONETIZE WETWINDS VIR2o PLATFORM.

We have made and are continuing to make investments to enable developers to build applications (apps) and websites that integrate with the Vir2o Platform. Existing and prospective Platform developers may not be successful in building apps or websites that create and maintain user engagement. Additionally, developers may choose to build on other platforms, including mobile platforms controlled by third parties, rather than building on our Platform. We are continuously seeking to balance the distribution objectives of our Platform developers with our desire to provide an optimal user experience, and we may not be successful in achieving a balance that continues to attract and retain Platform developers. If we are not successful in our efforts to grow our Platform or if we are unable to build and maintain good relations with Platform developers, our user growth and user engagement and our financial results related to this Platform may be adversely affected.

Additionally, we may not be successful in monetizing the Vir2o Platform. We are currently trying to monetize the Vir2o Platform in several ways, including ads on pages generated by apps, direct advertising on Vir2o purchased by Platform developers to drive traffic to their apps and websites, and fees from commissions from ecommerce generated on our Platform. If we unable to attract users and advertisers to our site our financial performance and ability monetize the Vir2o Platform will be adversely affected and we may need to cease operations.

OUR NEW PRODUCTS AND CHANGES TO EXISTING PRODUCTS COULD FAIL TO ATTRACT OR RETAIN USERS OR GENERATE REVENUE.

Our ability to retain, increase, and engage our user base and to create revenue for Vir2o will depend heavily on our ability to create successful new products for user engagement. We may introduce significant changes to our existing products or develop and introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to engage users, developers, or advertisers, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments in Vir2o, and our business will be adversely affected. In the future, we may invest in new products and initiatives to generate revenue, but there is no guarantee these approaches will be successful. If we are not successful with new approaches to monetization, we may not be able to grow our revenue as anticipated or recover any associated development costs, and our financial results could be adversely affected.

IMPROPER ACCESS TO OR DISCLOSURE OF USERS’ INFORMATION ON WETWINDS VIR2o, OR VIOLATION OF OUR TERMS OF SERVICE OR POLICIES, COULD HARM OUR REPUTATION AND ADVERSELY AFFECT OUR BUSINESS.

Our efforts to protect the information that our users have chosen to share using Vir2o may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. If any of these events occur, our users’ information could be accessed or disclosed improperly. Any incidents involving unauthorized access to or improper use of the information of our users or incidents involving violation of our terms of service or policies could damage our reputation and our brand. In addition, the affected users or government authorities could initiate legal or regulatory action against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Any of these events could have a material and adverse effect on our business, reputation, or financial results.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

WETWINDS AND VIR2o ARE SUBJECT TO A VARIETY OF LAWS AND REGULATIONS IN THE UNITED STATES AND ABROAD THAT INVOLVE MATTERS CENTRAL TO OUR BUSINESS, INCLUDING USER PRIVACY, RIGHTS OF PUBLICITY, DATA PROTECTION, CONTENT, INTELLECTUAL PROPERTY, DISTRIBUTION, ELECTRONIC CONTRACTS AND OTHER COMMUNICATIONS, COMPETITION, PROTECTION OF MINORS, CONSUMER PROTECTION, TAXATION, AND ONLINE PAYMENT SERVICES.

Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which WetWinds (Vir2o) will operate. For example, the interpretation of some laws and regulations that govern the use of names and likenesses in connection with advertising and marketing activities is unsettled and developments in this area could affect the manner in which we design our products, as well as our terms of use. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.

THE COMPANY MAY BE UNABLE TO OBTAIN, GENERATE, INCREASE OR MAINTAIN ADVERTISING REVENUES, WHICH COULD REDUCE THE COMPANY’S PROFITS.

While there is no assurance, the Company intends to pursue advertising revenues from the sale of display advertisements though School Connect and Vir2o. The ability of the Company to attract or maintain advertising revenue from each of these potential sources is largely dependent upon the number of members actively using the services of the Company and the traffic generated. The Company has to increase user engagement with its services in order to create advertising revenues. In addition, advertising revenue may fluctuate, and may fluctuate in the future, due to changes in the online advertising market, including extreme fluctuations in online advertising spending patterns and advertising rates.

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

We are authorized to issue up to 24.4 billion shares of common stock, and our board of directors has the sole authority to issue unissued authorized stock without further shareholder approval. To the extent that additional common shares are issued in the future, they will decrease existing shareholders’ percentage equity ownership and, depending upon the prices at which they are issued, could be dilutive to existing shareholders.

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

Item. 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

(a) Market Information

Our Class A common stock, $0.001 par value, is quoted on the OTC Bulletin Board under the symbol “ECDC.”

	For the Year Ended		For the Year Ended
	December 31, 2013		December 31, 2014
	High	Low	High	Low
First Quarter	$0.4800	$0.0500	$0.0003	$0.0001
Second Quarter	$0.1500	$0.0013	$0.0002	$0.0001
Third Quarter	$0.0028	$0.0001	$0.0001	$0.0001
Fourth Quarter	$0.0002	$0.0001	$0.0001	$0.0000

(b) Holders of Common Equity.

As of April 15, 2015, there were approximately 500 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

On February 15, 2014, we created a prototype for a modified less expensive version of our Halo device called Halo2 which we believe will allow us be more competitive in 2014. We plan to deploy the product globally for small business applications. Our goal is to reenergize the EarthSearch business with this product and create a mass market solution for small business. We believe the product will allow us to be more competitive globally where cheaper Chinese products have created significant competition for our business.

Once the product is deployed we plan to reorganize the sales operation for EarthSearch to push this product both from direct sales and increase efforts to establishing new distribution networks for the Halo2.

We shipped an initial 600 devices to partners and launched the website for Halo 2. The website address is: http://www. gatis-lowcostgps.com

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

We deployed equipment on buses for schools in GA, Kentucky, SC, and California. We expanded our licensee network to Dubai, Nigeria, Saudi Arabia and Lebanon.

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

We have embarked on redesigning Vir2o and plan to launch the new version of the platform at the end of the third quarter of 2015.

Proprietary software:

Vir2o – Social media platform

StudentConnect – Student Transportation Safety technology

GATIS – Global Asset Tracking and Identifications System – Logistics business

CARAS – Customs And Revenue Authority System – Ports and revenue collection

SCAAP – StudentConnect Advertisement Aggregation Platform.

LogiBoxx- Wireless Communication between GPS & RFID

Our Businesses

EarthSearch

EarthSearch, based in Atlanta, Georgia, has created one of the first integrations of RFID and GPS technology. EarthSearch is an international provider of supply chain management solutions offering real-time visibility in the supply chain with integrated RFID/GPS and other telemetry products. These solutions help businesses worldwide to increase asset management, provide safety and security, increase productivity, and deliver real-time visibility of the supply chain through automation.

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

Other EarthSearch Development

In other to reenergize our GPS business and to remain competitive locally and internationally with cheaper Chinese products we created a modified cheaper version of our basic GPS product in 2013 called Hallo2 the product will sell for under $70.00 and allow us to enter the GPS small business mass market

We modified our business model and pricing strategy by offering the devices to businesses at no cost but with a one-time activation fee of $55.00 and an increased monthly cost to $19.99 from $14.99 per month. This would allow us to capture the interest of small businesses and an activation fee that will provide us with a 35% margin on hardware and a 25% increase on annual service fee. As of February 2015, we had shipped initial 600 samples of Halo2 to our distributing partners globally

In April 2015, we launched a new web site for the promotion of Halo2. www.gatis-lowcostgps.com

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

We entered 5 year agreements with several school districts in 2013 and 2014 including schools districts in California, Texas, South Carolina, Louisiana, Arkansas and Kentucky. We are continuing pilot test and contract negotiation with additional schools in GA, California, Louisiana and Arkansas.

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

We executed a 5 year licensing agreement with Smart1st in Lebanon granting it exclusive territorial rights to market StudentConnect in Lebanon.

The company has expanded its sales force to introduce StudentConnect to school districts nationwide through a network of sales professional specializing on marketing and sales of services to school district nationwide.

We launched the StudentConnect Mobile app on April 25, 2014. The application will be available on iOS and Android platforms. Our goals is to secure several additional school district agreements over the summer break for deployment in the 2014 school year.

We launched the StudentConnect mobile app, which is now available in Android and Apple stores. We implemented the advertising platform from AdMedia and Admob by google. We experienced significant delay in deployment strictly due to bureaucracy and delays in assigning ID badges to students by school districts. We have executed a 5 year agreement with 15 school districts with approximately 40,000 bus riders. In addition we are actively engaged in pilots with several school districts. Once fully deployed these would form the foundation for revenue from our StudentConnect operation.

We launched our advertisement platform: www.service.scaap-ad.com to allow local advertisers direct access to advertising opportunities on StudentConnect.

We have presented an employment agreement to C. Dean Alford to take on the position of CEO of StudentConnect. This would allow Mr. Aladesuyi our current Chairman and CEO to put more focus on making EarthSearch and Vir2o so we can take better advantage of opportunities in the markets represented respectively.

We formed an international division of StudentConnect and have executed licensing agreement with Smart1st in Lebanon, Location Solution Telematics in Dubai, DCGroup in Saudi Arabia and Halogen Security in Nigeria. We shipped 100 bus units to Lebanon and 25 bus units to Dubai and Saudi Arabia respectively for their initial pilots.

Distributors purchase product/devices, and share service and advertising revenue with us. We are paid 40% of service fees collected from each participating student per month and 60% of advertising revenue generated on messages sent to parents.

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

We executed retailer publishing agreements with Fanatics.com a sporting gear retailer which will feature sporting gears on Vir2o market place.

We executed agreement with Campus Books Rental a college online books store to offer discounted books on Vir2o.

We have executed a retailer agreement with Amazon.com to resell product offered by Amazon on Vir2o.com. This agreement was a one sided reseller agreements. We had to apply to be approved as a retailer and we had to accept the terms if suitable for our business.

In 2014 we embarked on version 2 of the Vir2o social media platform while we saw the numbers of users signing up on the platform increase significantly in 2013. Additionally, we also saw a significant drop in user activity after the initial launch. In 2014 we constituted a new design team to radically change user experience, reduce the number of feature offerings and focus on those areas that will help us achieve an audience to form the basis for the growth of the platform.

We hope to launch the newly redesigned platform by end of the third quarter of 2015. Based on the growth we experienced in 2013 we are firmly convinced the social media audience is searching for a new experience and the opportunity to be successful in the industry remains very high.

Discontinued Operation

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

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenue

For the year ended December 31, 2014, our revenue was $404,455 compared to $180,271 for the same period in 2013, representing an increase of 124%. This increase is attributed to our commencing installation of our StudentConnect products and development of the StudentConnect platform for international partners

Revenues are generated from five separate but related offerings, RFID/GPS product sales (EarthSearch and StudentConnect), license fees (StudentConnect) consulting and development services (StudentConnect), advertising revenue (StudentConnect), and user fees for GATIS – our advanced web based asset management platform (EarthSearch). We generated revenues from product sales of $205,786 and $157,370 for the years ended December 31, 2014 and 2013, respectively. Revenues from license fees were $16,670 and $-0- for the years ended December 31, 2014 and 2013, respectively. Revenues for consulting and development services were $150,000 and $-0- for the years ended December 31, 2014 and 2013, respectively. Advertising revenues were $29 and $-0- for the years ended December 31, 2014 and 2013, respectively. User fees were $31,970 and $22,901 for the years ended December 31, 2014 and 2013, respectively.

Operating Expenses

For the year ended December 31, 2014, operating expenses were $1,685,941 compared to $2,067,187 for the same period in 2013, a decrease of 18%.

Cost of revenues increased $20,467 and is primarily due to the increase in product sales for the year ended December 31, 2014.

For the year ended December 31, 2014, selling, general and administrative expenses were $1,538,049 compared to $1,939,762 for the same period in 2013, a decrease of 21%. This decrease was primarily caused by research and development costs decreased from $580,119 to $-0-, and salary expenses decreased from $848,871 to $791,851, offset by an increase in consulting fees from $13,250 to $71,866.

Net Loss

We generated net losses of $829,892 for the year ended December 31, 2014 compared to $2,284,354 for the same period in 2013, a decrease of 63%. Included in the net loss for the year ended December 31, 2014 was interest expense of $619,505, reduced by a change in derivative liability of $63,700, net loss attributable to noncontrolling interests of $23,284 and net income from discontinued operations of $984,115.

Included in the net loss for the year ended December 31, 2013 was interest expense of $571,150, loss on the disposal of fixed assets of $4,729, reduced by a change in derivative liability of $154,277 and net loss attributable to noncontrolling interests of $24,164.

Liquidity and Capital Resources

Overview

For the years ended December 31, 2014 and 2013, we funded our operations through financing activities consisting of private placements of equity securities with outside investors and related parties and loans from related and unrelated parties. Our principal use of funds during the years ended December 31, 2014 and 2013 has been for working capital and general corporate expenses.

Liquidity and Capital Resources during the year ended December 31, 2014 compared to the year ended December 31, 2013

As of December 31, 2014, we had cash of $16,334 and a working capital deficit of $5,044,890. The Company generated a negative cash flow from operations of $743,827 for the year ended December 31, 2014, as compared to cash used in operations of $904,919 for the year ended December 31, 2013. The negative cash flow from operating activities for the year ended December 31, 2014 is primarily attributable to the Company's net loss of $829,892, offset by noncash depreciation and amortization of $7,683, stock issued for services of $2,096, accrued interest on loans payable of $82,612, accretion of beneficial conversion feature on notes payable of $245,493, amortization of prepaid license fee of $50,000 and net cash from changes in operating assets and liabilities of $769,280, and increased by a change in derivative liability of $63,700, gain on disposal of discontinued operations of $984,115, and noncontrolling interests in the loss of EarthSearch of $23,284.

The negative cash flow from operating activities for the year ended December 31, 2013 is primarily attributable to the Company's net loss of $2,284,354, offset by noncash depreciation and amortization of $3,861, the issuance of loan payable for consulting services of $78,922, stock issued for services of $12,900, accrued interest on loans payable of $81,208, accretion of beneficial conversion feature on notes payable of $486,696, amortization of prepaid license fee of $50,000 and net cash from changes in operating assets and liabilities of $844,289, and increased by a change in derivative liability of $154,277 and noncontrolling interests in the loss of EarthSearch of $24,164.

Cash used in investing activities included $29,970 for capital expenditures for the year ended December 31, 2014 compared to $-0- for the year ended December 31, 2013.

Cash generated from our financing activities was $789,890 for the year ended December 31, 2014, compared to $905,160 during the comparable period in 2013. This decrease was primarily attributed to proceeds received from the sale of preferred stock of $120,000 in 2014 compared to $184,000 in 2013, proceeds from preferred stock subscriptions of $71,500 in 2014 compared to $161,500 in 2013, proceeds from loans payable to related parties from $181,840 in 2014 compared to $257,160 in 2013, proceeds from the issuance of common stock of $-0- in 2014 compared to $32,000 in 2013, and proceeds from common stock subscriptions of $-0- in 2014 compared to $4,500 in 2013; offset by a reduction in the repurchase of common stock of $-0- in 2014 compared to $5,000 in 2013, a reduction in the repurchase of preferred stock of $-0- in 2014 compared to $5,000 in 2013, a reduction of payments on loans payable of $2,800 in 2014 compared to $5,000 in 2013, and an increase in proceeds from loans payable of $419,350 in 2014 compared to $281,000 in 2013.

The Company will need additional financing in 2015 to carry out its business plan. There can be no assurance that financing will be available or if available, that it will be on terms acceptable to the Company.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements for the year ended December 31, 2014, regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this conclusion by our independent auditors.

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

The Company has not granted any stock options as of December 31, 2014.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2014.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, and concluded that the disclosure controls and procedures were not effective as a whole.

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was not effective as of December 31, 2014, based on these criteria.

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

Name	Age	Positions	Held Position Since

Kayode A. Aladesuyi	54	Chief Executive Officer, President, Interim Chief Financial Officer and Chairman	April 2, 2010
Edward H. Eppel	71	Director	April 2, 2010
Anis D. Sherali	64	Director	April 2, 2010

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

For the year ended December 31, 2014, the Board held 6 meetings and acted by Unanimous Written Consent 5 times.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2014, were timely.

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards (3)	Option Awards (3)	Non-Equity Incentive Plan Compensation	All Other Compensation (2)		Total
Kayode Aledesuyi,	2014	$350,000	$–	$–	$–	$–	$16,450	(5)	$366,450
Chariman, Chief executive Officer, President and Chief Financial Officer (1)	2013	$281,250	$–	$–	$–	$–	$31,800	(5)	$313,050

_______________

(1)	Mr. Kayode Aladesuyi was appointed Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board of Directors on April 2, 2010.
(2)	All other compensation includes car allowance each year and health insurance premiums.
(3)	Fair value of stock and option awards on date of grant computed in accordance with FASB ASC Topic 718.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no outstanding equity awards at the end of the most recent completed fiscal year.

Compensation of Directors

The general policy of the Board is that Directors earn $10,000 per quarter for each quarter served. The Board of Directors has the primary responsibility for considering and determining the amount of Director compensation.

The following table shows amounts earned by each Director in the fiscal years ended December 31, 2014 and 2013.

Director	Year	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Kayode Aladesuyi	2014	$40,000	$–	$–	$–	$–	$–	$40,000
	2013	$40,000	$–	$–	$–	$–	$–	$40,000

Frank Russo	2014	$30,000	$–	$–	$–	$–	$–	$30,000
	2013	$40,000	$–	$–	$–	$–	$–	$40,000

Edward Eppel	2014	$40,000	$–	$–	$–	$–	$–	$40,000
	2013	$40,000	$–	$–	$–	$–	$–	$40,000

Anis D. Sherali	2014	$40,000	$–	$–	$–	$–	$–	$40,000
	2013	$40,000	$–	$–	$–	$–	$–	$40,000

_______________

(1)	Reflects the amount of fees earned during each year ended on December 31.
(2)	Fair value of stock and option awards on date of grant computed in accordance with FASB ASC Topic 718.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of April 15, 2015, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

	Common Stock		Series A Preferred Stock		All Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)	Number of Votes (1)	Percent of Class (2)
Kayode Aladesuyi (3) (7) (8)	4,000	0.00%	143,534,356	46.40%	14,353,439,600	38.43%
Edward Eppel (8)	409	0.00%	21,768,708	7.04%	2,176,871,209	5.83%
Anis Sherali (4) (8)	10,552,602	0.16%	33,516,895	10.83%	3,362,242,102	9.00%
Frank Russo (5)	304	0.00%	24,739,842	8.00%	2,473,984,504	6.62%
Tangiers Investment Group LLC (6)	369,872,800	5.77%	–	0.00%	369,872,800	0.99%

All Directors and Executive Officers as a Group (3 persons)	10,557,011	0.16%	198,819,959	64.27%	19,892,552,911	53.26%

_______________

(1)	“Beneficial Owner” means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power. The mailing address for all officers and directors is 120 Interstate North Parkway SE, Suite 445, Atlanta, GA 20853.
(2)	For each shareholder, the calculation of percentage of beneficial ownership is based upon 6,724,421,296 total shares comprised of our common stock (11,974,117,071) and Series A preferred stock (309,362,091) outstanding as of April 15, 2015. As of April 15, 2015, due to the super voting rights of the Series A preferred stock (100:1), the total number of votes is 37,351,268,305. Shares of our Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.
(3)	This total includes 67,301,363 of Series A preferred shares held by BBGN&K LLC, of which Mr. Aladesuyi’s is the managing member and has voting and dispositive power.
(4)	Includes 500 common shares held by Mr. Sherali’s wife, Farah Sherali, of which he has shared voting and dispositive power.
(5)	This total includes 304 common shares held by Mr. Russo’s three dependent children, of which he has voting and dispositive power.
(6)	The address for Tangiers Investment Group LLC is 7200 Wisconsin Ave., Suite 206, Bethesda, MD 20816.
(7)	Indicates Officer.
(8)	Indicates Director.

Description of Securities

The following summary includes a description of material provisions of the Company’s capital stock.

Authorized and Outstanding Securities

The Company is authorized to issue 24,400,000,000 shares of common stock, par value $0.001 per share, and 600,000,000 shares of our preferred stock par value $0.001 per share. As of April 15, 2015, there were issued and outstanding 12,409,117,011 shares of our common stock, 423,437,090 shares of our Series A preferred stock and 2,169 shares of our Series B preferred stock.

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

Series A Preferred Stock

The Company is authorized to issue 499,998,000 shares of the Company’s Series A Preferred Stock. As of April 15, 2014, 423,437,090 shares of the Company’s Series A Preferred Stock are issued and outstanding. One share of Series A Preferred Stock entitles holders to 100 votes for all matters submitted to a vote of the Company’s common stockholders.

Item 13.	Certain Relationships and Related Transactions.

Loans payable – related parties at December 31, 2014 and 2013 consist of the following:

	December 31,
	2014	2013

Unsecured non-interest bearing notes payable, due on demand, to Frank Russo, a shareholder and former Director of the Company. During the year ended December 31, 2013, $60,000 of the note balance was converted to Series A preferred stock. During the year ended December 31, 2014, Mr. Russo loaned the Company an additional $28,800, $20,808 of the note was converted to common stock, and $144,000 was purchased by four unrelated parties.	$165,421	$301,429

Unsecured notes payable to Edward Eppel, a shareholder and Director of the Company, which bears interest at 10% per annum and is due on demand. During the year ended December 31, 2013, $80,000 of the note was converted to Series A preferred stock. During the year ended December 31, 2014, Mr Eppel loaned the Company an additional $48,439. Accrued interest is equal to $73,803 and $60,789, respectively.	256,403	189,950

Unsecured $20,000 note payable to Robert Saidel, a shareholder of the Company, which bears interest at 7% per annum and due December 1, 2013. Accrued interest is equal to $2,253 and $1,900 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	22,253	20,848

Unsecured $7,500 note payable to Robert Saidel, which bears interest at 7% per annum and due January 8, 2014. Accrued interest is equal to $779 and $253 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	8,279	7,753

Unsecured $10,000 note payable to Robert Saidel, which bears interest at 7% per annum and due February 16, 2014. Accrued interest is equal to $964 and $262 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	10,964	10,262

Unsecured $4,000 note payable to Robert Saidel, which bears interest at 7% per annum and due March 9, 2014. Accrued interest is equal to $369 and $87 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	4,369	4,087

Unsecured $137,833 note payable to Robert Saidel, which bears interest at 7% per annum and due April 25, 2014. Accrued interest is equal to $11,216 and $1,535 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	149,049	139,368

Unsecured $10,000 note payable to Robert Saidel, which bears interest at 7% per annum and due February 28, 2015. Accrued interest is equal to $581 at December 31, 2014.	10,581	–

Unsecured $20,000 note payable to Frank Russo, which bears interest at 7% per annum and due April 3, 2015. Accrued interest is equal to $1,304 at December 31, 2014.	26,304	–

Unsecured $63,250 notes payable to Frank Russo, which bear interest at 7% per annum and due May 1, 2015 through June 25, 2015. Accrued interest is equal to $2,828 at December 31, 2014.	66,078	–

Unsecured $1,350 note payable to Frank Russo, which bears interest at 7% per annum and due May 30, 2015. Accrued interest is equal to $24 at December 31, 2014.	1,374	–

Total	721,075	673,697

Less current portion	(721,075)	(601,348)

Loan payable - related parties, non-current	$–	$72,349

Frank Russo, a shareholder and former Director of the Company, is a holder of an unsecured non-interest bearing note of the Company.  At December 31, 2012, $354,979 was due to Mr. Russo.  During the year ended December 31, 2013, the Company borrowed $6,450 from Mr. Russo and converted $60,000 of the note into 9,166,667 shares of Series A preferred stock. During the year ended December 31, 2014, the Company borrowed $118,400 from Mr. Russo, $20,808 was converted into 675,304,000 shares of common stock and $144,000 of the loan was sold to third party investors. $4,156 of interest was accrued and is included in the loan balances for the year ended December 31, 2014.

Edward Eppel, a shareholder and Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum. At December 31, 2012, $184,930 was due to Mr. Eppel. The Company borrowed $71,377 from Mr. Eppel during the year ended December 31, 2013.   During the year ended December 31, 2013, the Company converted $80,000 of the note to 19,166,166 shares of Series A preferred stock. During the year ended December 31, 2014, the Company borrowed $53,439 from Mr. Eppel. $13,014 and $13,643 of interest was accrued and included in the loan balance for the years ended December 31, 2014 and 2013, respectively.

Robert Saidel, a shareholder of the Company, is a holder of notes of the Company which bear interest at 10% per annum. The Company borrowed $10,000 and $179,333 from Mr. Saidel during the years ended December 31, 2014 and 2013, respectively. $13,177 and $2,985 of interest was accrued and included in the loan balances for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2013, Mr. Saidel purchased 7,000,000 shares of the Company’s Series A preferred stock for $45,000.

During the year ended December 31, 2013, Mr. Anis Sherali, a shareholder and Director of the Company, purchased 10,000,000 shares of the Company’s common stock for $20,000 and 14,862,035 shares of the Company’s Series A preferred stock for $55,500. Additionally, during the year ended December 31, 2013 Mr. Sherali agreed to purchase 15,000,000 shares of common stock for $4,500 and 51,250,000 shares of Series A preferred stock for $117,500. These amounts are included in common stock issuable and preferred stock issuable, respectively, at December 31, 2013. During the year ended December 31, 2014, the 15,000,000 shares of common stock and the 51,250,000 shares of Series A preferred stock purchased by Mr. Sherali in 2013 were issued. Additionally, Mr. Sherali purchased 12,124,999 shares of the Company’s Series A preferred stock for $28,000 during the year ended December 31, 2014.

During the year ended December 31, 2013, the Company converted $260,000 of accrued salaries due to Mr. Kayode Aladesuyi, the Chief Executive Officer and Director of the Company, into 98,333,333 shares of the Company’s Series A preferred stock.

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents. Mr. Aladesuyi is the managing member of BBGN&K. The license agreement calls for royalty payments beginning in 2012 of 8% of EarthSearch’s revenues to be paid quarterly. Also on October 5, 2011, the Company's Board of Directors approved the issuance of 1,428,572 shares of Series A preferred stock to Mr. Aladesuyi as payment of $200,000 initial license fee. Royalty fees were $6,327 and $4,013 for the years ended December 31, 2014 and 2013, respectively. Additionally, the Company has prepaid $90,956 of royalty fees it expects to incur for 2015 as of December 31, 2014.

On August 5, 2012, the Company entered into a license agreement with Web Asset, LLC (“Web Asset”) for the rights to use certain social media concept and idea created by Mr. Kayode Aladesuyi. Mr. Aladesuyi is the managing member of Web Asset. The license agreement calls for royalty payments of 49% of the revenues earned by the Company in its use of the social media concept after the Company has earned its first $2,000,000 of revenue, payable quarterly. In addition, the Company was required to pay to Web Asset a one-time fee of $150,000, which had been paid as of December 31, 2013. No royalty payments have been incurred as of December 31, 2014.

Item 14.	Principal Accounting Fees and Services.

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2014 and 2013 were $24,500 and $46,290, respectively.

Audit Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2014 and 2013.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended December 31, 2014 and 2013 were $14,500 and $14,500, respectively.

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

/s/ Kayode Aladesuyi	April 15, 2015
Kayode Aladesuyi, Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive and Principal Financial Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kayode Aladesuyi	April 15, 2015
KayodeAladesuyi, Director	Date

/s/ Anis D. Sherali	April 15, 2015
Anis D. Sherali, Director	Date

/s/ Edward Eppel	April 15, 2015
Edward Eppel, Director	Date

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll free: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

East Coast Diversified Corp

We have audited the accompanying balance sheet of East Coast Diversified Corp as of December 31, 2014, and the related statement of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Coast Diversified Corp through December 31, 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 15, 2015

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2014	2013

ASSETS

Current assets
Cash	$16,334	$241
Accounts receivable, net	185,342	41
Inventory	250,643	251,576
Prepaid license fees	37,500	50,000
Prepaid expenses	90,956	13,945
Assets attributable to disputed subsidiary	–	107,271
Total current assets	580,775	423,074

Property and equipment, net	25,827	3,540

Other assets
Intangible assets	150,000	150,000
Prepaid license fees	–	37,500
Security deposits	20,000	20,000
Total other assets	170,000	207,500

Total assets	$776,602	$634,114

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets (Continued)

	December 31,
	2014	2013

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$5,725	$1,889
Loans payable, current	861,296	680,795
Loans payable - related parties, current	721,075	601,348
Due to related party	–	10,120
Accounts payable and accrued expenses	1,034,734	628,970
Accrued payroll and related liabilities	2,919,505	2,371,656
Deferred revenue	83,330	–
Liabilities attributable to disputed subsidiary	–	11,116
Total current liabilities	5,625,665	4,305,894

Other liabilities
Loans payable - related parties, non-current	–	72,349

Total liabilities	5,625,665	4,378,243

Commitments and contingencies:
Contingent acquisition liabilities	–	1,081,850

Amounts payable in common stock	2,925	121,225

Derivative liability	1,575	65,275

Stockholders' deficit
Preferred stock, $0.001 par value, 600,000,000 and 400,000,000 shares authorized:
Series A preferred stock, 423,437,090 and 285,487,091 shares issued and outstanding at December 31, 2014 and 2013, respectively	423,437	285,487
Series B preferred stock, 2,169 and 2,169 shares issued and outstanding at December 31, 2014 and 2013, respectively	2	2
Common stock, $0.001 par value, 24,400,000,000 and 5,900,000,000 shares authorized, 12,409,117,011 and 2,221,746,925 shares issued and outstanding at December 31, 2014 and 2013, respectively	12,409,117	2,221,747
Additional paid-in capital	5,714,716	14,949,524
Preferred stock issuable	17,500	119,000
Common stock issuable	–	4,500
Preferred stock subscriptions receivable	(1,087,498)	(1,113,498)
Accumulated deficit	(21,926,354)	(21,096,462)
Total East Coast Diversified stockholders' deficit	(4,449,080)	(4,629,700)
Noncontrolling interest	(404,483)	(382,779)
Total stockholders' deficit	(4,853,563)	(5,012,479)

Total liabilities and stockholders' deficit	$776,602	$634,114

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2014	2013

Revenues:
Product sales	$205,786	$157,370
License Fees	16,670	–
Consulting and development	150,000	–
Advertising revenue	29	–
User fees	31,970	22,901
Total revenues	404,455	180,271

Operating Expenses
Cost of revenues:
Product sales	127,192	102,432
User fees	20,700	24,993
Selling, general and administrative expense	1,538,049	1,939,762

Total operating expenses	1,685,941	2,067,187

Loss from operations	(1,281,486)	(1,886,916)

Other income (expense)
Interest expense	(619,505)	(571,150)
Change in derivative liability	63,700	154,277
Loss on disposal of fixed assets	–	(4,729)
Total other income (expense)	(555,805)	(421,602)

Net loss from continuing operations	(1,837,291)	(2,308,518)
Net loss attributable to noncontrolling interests	23,284	24,164

Net loss attributable to East Coast Diversified Corporation	(1,814,007)	(2,284,354)

Net income from discontinued operations, net of tax	984,115	–

Total net loss after discontinued operations	$(829,892)	$(2,284,354)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	9,849,791,269	639,331,737

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(829,892)	$(2,284,354)
Adjustments to reconcile net income (loss) to net cash used in operations:
Noncontrolling interests	(23,284)	(24,164)
Depreciation and amortization	7,683	3,861
Issuance of loan payable for consulting services	–	78,922
Stock issued for services and compensation	2,096	12,900
Amortization of prepaid license fee	50,000	50,000
Gain on disposal of discontinued operations	(984,115)	–
Accretion of beneficial conversion feature on convertible notes payable as interest	245,493	486,696
Change in derivative liability	(63,700)	(154,277)
Interest accrued on loans payable	82,612	81,208
Changes in operating assets and liabilities:
Accounts receivable, net	(185,301)	199,999
Inventory	933	(142,799)
Prepaid expenses	(77,011)	1,873
Bank overdraft, net	3,836	(4,139)
Due to related party	(10,120)	(54,553)
Accounts payable and accrued expenses	405,764	120,030
Accrued payroll and related liabilities	547,849	723,878
Deferred revenue	83,330	–
Net cash used in operating activities	(743,827)	(904,919)

Cash flows from investing activities:
Capital expenditures	(29,970)	–
Net cash used in investing activities	(29,970)	–

Cash flows from financing activities:
Proceeds from issuance of common stock	–	32,000
Proceeds from common stock subscriptions	–	4,500
Repurchase of common stock	–	(5,000)
Proceeds from issuance of preferred stock	120,000	184,000
Proceeds from preferred stock subscriptions	71,500	161,500
Repurchase of preferred stock	–	(5,000)
Proceeds from loans payable	419,350	281,000
Repayments on loans payable	(2,800)	(5,000)
Proceeds from loans payable - related party	181,840	257,160
Net cash from financing activities	789,890	905,160

Net increase (decrease) in cash	16,093	241

Cash at beginning of period	241	–

Cash at end of period	$16,334	$241

See accompanying notes to consolidated financial statements.

Continued

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2014	2013
Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$3,246

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:

Issuance of 7,674,970,146 and 1,975,718,232 shares of common stock in conversion of loans payable, respectively	$428,418	$257,267

Issuance of 17,000,000 shares of Series A preferred stock in conversion of loans payable	$34,000	$–

Issuance of 675,304,000 shares of common stock in conversion of loans payable - related parties	$20,808	$–

Issuance of 28,833,333 shares of Series A preferred stock in conversion of loans payable - related parties	$–	$140,000

Issuance of 15,000,000 shares of common stock previously held as common stock issuable	$4,500	$–

Issuance of 63,449,999 shares of Series A preferred stock previously held as preferred stock issuable	$147,000	$–

Issuance of 1,820,000,000 and 101,300,000 shares of common stock in settlement of loans and accounts payable converted to Amounts payable in common stock, respectively	$118,300	$113,000

Beneficial conversion feature of convertible notes payable	$215,390	$372,897

Issuance of 100,833,333 shares of series A preferred stock in conversion of accrued salaries	$–	$290,500

Reduction of acquisition liabilities due to conversion of 39,050 shares of Series A preferred stock to 6,219,000 shares of common stock	$–	$23,124

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the Year Ended December 31, 2013

	Preferred stock				Common stock		Additional	Preferred	Common	Stock			Total
	Series A		Series B				paid-in	stock	stock	subscription	Accumulated	Noncontrolling	stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	capital	issuable	issuable	receivable	deficit	interest	deficit
Balance, December 31, 2012	103,361,855	$103,362	2,169	$2	7,198,321	$7,198	$15,930,510	$–	$–	$(1,155,998)	$(18,812,108)	$(358,615)	$(4,285,649)
Common shares repurchased and cancelled	–	–	–	–	(1,500)	(1)	(4,999)	–	–	–	–	–	(5,000)
Preferred shares issuable for cash	–	–	–	–	–	–	–	119,000	–	–	–	–	119,000
Preferred shares issued for cash	54,208,334	54,209	–	–	–	–	129,791	–	–	–	–	–	184,000
Preferred shares repurchased and cancelled	(1,375,000)	(1,375)	–	–	–	–	(3,625)	–	–	–	–	–	(5,000)
Stock subscriptions paid in cash	–	–	–	–	–	–	–	–	–	42,500	–	–	42,500
Preferred shares issued for conversion of loans payable - related party	28,333,333	28,333	–	–	–	–	111,667	–	–	–	–	–	140,000
Common shares issued for cash	–	–	–	–	130,000,000	130,000	(98,000)	–	–	–	–	–	32,000
Common shares issuable for cash	–	–	–	–	–	–	–	–	4,500	–	–	–	4,500
Common shares issued for conversion of loans payable	–	–	–	–	1,975,718,232	1,975,718	(1,718,451)	–	–	–	–	–	257,267
Common shares issued for conversion of amounts due in common stock	–	–	–	–	101,300,000	101,300	11,700	–	–	–	–	–	113,000
Common shares issued for services	–	–	–	–	1,319,444	1,319	11,581	–	–	–	–	–	12,900
Conversion of preferred stock to common stock by third parties	(39,050)	(39)	–	–	6,219,000	6,219	16,944	–	–	–	–	–	23,124
Conversion of common stock to preferred stock by third parties	164,286	164	–	–	(6,572)	(6)	(158)	–	–	–	–	–	–
Preferred shares issued for conversion of accrued salaries	100,833,333	100,833	–	–	–	–	189,667	–	–	–	–	–	290,500
Value of beneficial conversion feature of convertible notes payable	–	–	–	–	–	–	372,897	–	–	–	–	–	372,897
Net loss for the year ended December 31, 2013	–	–	–	–	–	–	–	–	–	–	(2,284,354)	(24,164)	(2,308,518)
Balance, December 31, 2013	285,487,091	$285,487	2,169	$2	2,221,746,925	$2,221,747	$14,949,524	$119,000	$4,500	$(1,113,498)	$(21,096,462)	$(382,779)	$(5,012,479)

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the Year Ended December 31, 2014

	Preferred stock				Common stock		Additional		Preferred	Common	Stock			Total
	Series A		Series B				paid-in		stock	stock	subscription	Accumulated	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital		issuable	issuable	receivable	deficit	interest	deficit

Balance, December 31, 2013	285,487,091	$285,487	2,169	$2	2,221,746,925	$2,221,747	$14,949,524		$119,000	$4,500	$(1,113,498)	$(21,096,462)	$(382,779)	$(5,012,479)

Preferred shares issuable for cash	–	–	–	–	–	–	–		45,500	–	–	–	–	45,500

Preferred shares issued for cash	57,500,000	57,500	–	–	–	–	62,500		–	–	–	–	–	120,000

Preferred shares issued, previously issuable	63,449,999	63,450	–	–	–	–	83,550		(147,000)	–	–	–	–	–

Stock subscriptions paid in cash	–	–	–	–	–	–	–		–	–	26,000	–	–	26,000

Preferred shares issued for conversion of loans payable - related party	17,000,000	17,000	–	–	–	–	17,000	–	–	–	–	–	–	34,000

Common shares issued for conversion of loans payable	–	–	–	–	7,674,970,146	7,674,970	(7,246,552)		–	–	–	–	–	428,418

Common shares issued for conversion of loans payable - related party	–	–	–	–	675,304,000	675,304	(654,496)		–	–	–	–	–	20,808

Common shares issued for conversion of amounts due in common stock	–	–	–	–	1,820,000,000	1,820,000	(1,701,700)		–	–	–	–	–	118,300

Common shares issued for services	–	–	–	–	2,096,000	2,096	–		–	–	–	–	–	2,096

Disposal of subsidiary	–	–	–	–	–	–	–		–	–	–	–	1,580	1,580

Common shares issued, previously issuable	–	–	–	–	15,000,000	15,000	(10,500)		–	(4,500)	–	–	–	–

Value of beneficial conversion feature of convertible notes payable	–	–	–	–	–	–	215,390		–	–	–	–	–	215,390

Net loss for the year ended December 31, 2014	–	–	–	–	–	–	–		–	–	–	(829,892)	(23,284)	(853,176)

Balance, December 31, 2014	423,437,090	$423,437	2,169	$2	12,409,117,071	$12,409,117	$5,714,716		$17,500	$–	$(1,087,498)	$(21,926,354)	$(404,483)	$(4,853,563)

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

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

The Share Exchange was accounted for us as a reverse acquisition and recapitalization. EarthSearch is the acquirer for accounting purposes and, consequently, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements herein are those of EarthSearch. The accumulated deficit of EarthSearch was also carried forward after the acquisition.

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

December 31, 2014

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

StudentConnect provides school transportation technology that allows parents to receive real time notification about the status of their children. The company utilizes wireless communication between GPS and RFID to provide these services. The product is provided to schools and parents at zero cost. The Company’s business model allows it to charge business advertisers who sponsor alerts and messages to parents receiving the messages.

Wetwinds launched its first beta test of Vir2o, its social media platform, for its marketing strategy for North America in 2014. If successful, the Company will introduce a similar strategy to key markets in North America to allow it to compete even more effectively in the social media space. Vir2o has the ability to deliver movies, music and shopping, in a live, engaging and interactive way, for users, their friends and family, which the Company believes is the future of social media. The Company’s goal is to join the next wave of innovation to transform social media and it plans to deliver content on mobile and cross platforms that integrates mobile and desktop. It will be imperative that the Company forms strategic alliances with content providers for the strategy to be successful. The Company has begun redesigning Vir2o and will launch the new version of the platform at end of 3rd quarter 2015.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Reclassifications

Certain items on the consolidated balance sheet for the year ended December 31, 2013 have been reclassified to conform to the current period presentation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $21,926,354 at December 31, 2014, a net loss and net cash used in operations of $829,892 and $743,827, respectively, for the year ended December 31, 2014.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

December 31, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, respectively, the Company had no cash equivalents.

Concentration of Credit Risk

The Company grants unsecured credit to commercial and governmental customers in the United States and abroad. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. As of December 31, 2014, three customers account for 95% of the total accounts receivable.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense was $66,000 and $3,296 for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, the allowance for doubtful accounts was $66,000 and $nil, respectively.

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

Depreciation expense was $7,683 and $3,861 for the years ended December 31, 2014 and 2013, respectively.

East Coast Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

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

Research and Development Costs

The Company accounts for research and development costs in accordance with ASC 730 “Research and Development”. ASC 730 requires that research and development costs be charged to expense when incurred.  Research and development costs charged to expense were $-0- and $580,119 for the years ended December 31, 2014 and 2013, respectively.

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

December 31, 2014

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

Revenue Recognition

The Company generates revenue through three processes: (1) Sale of its RFID/GPS products, (2) Fees for consulting services provided to its customers, (3) Service Fees for the use of its advanced web based asset management platform, and (4) Advertising fees in connection with the Student Connect messages sent to parents of school children.

•	Revenue for RFID/GPS products is recognized when shipments are made to customers. The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer.
•	Revenue for consulting services is recognized when the services have been performed.
•	Revenue for service fees is recognized ratably over the term of the use agreement.
•	Revenue for advertising fees is recognized ratably over the term advertising purchase.

Stock-Based Compensation

The Company accounts for Employee Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.  The Company has not granted any stock options as of December 31, 2014.

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

East Coast Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

Note 2 – Summary of Significant Accounting Policies (Continued)

Income Taxes (continued)

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2014.

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

As of December 31, 2014 and 2013, there were $354,693 and $532,958, respectively, of convertible notes payable which are convertible at various conversion rates and 423,437,090 shares of convertible preferred stock which are convertible into 8,468,741,800 common shares. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of net loss per share.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company operates in only one operating segment as of December 31, 2014

Note 3 – Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

East Coast Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

Note 3 – Recent Accounting Pronouncements (Continued)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of the amendments in this Update is to provide guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is evaluating the impact of ASU 2014-15 on its consolidated financial condition, results of operations and cash flows.

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

East Coast Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

Note 4 – Disputed Subsidiary (Continued)

Assets and liabilities of the discontinued subsidiary as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013

Total assets	$–	$107,271

Total liabilities	$–	$11,116

Note 5 – Loans Payable

Loans payable at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013

Unsecured $30,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due October 17, 2012. During the year ended December 31, 2012, $28,000 of the note balance was converted to common stock. During the year ended December 31, 2013, the remaining $2,000 of the note was converted to common stock. Accrued interest is equal to $2.905 at December 31, 2013. During the year ended December 31, 2014, the remaining accrued interest of $2,905 was forgiven by the lender.	$–	$2,905

On February 17, 2012, Panache Capital, LLC entered into an agreement to purchase $50,000 of the note payable to Azfar Haque. The Company exchanged the original note to Mr. Haque with a new note to Pananche which bears interest at 10% per annum and was due February 17, 2013. During the year ended December 31, 2012, $44,348 of the note was converted to common stock. Accrued interest is equal to $1,962 and $1,396 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	7,614	7,048

Unsecured $70,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due was October 24 2013. Accrued interest is equal to $24,672 and $16,244 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	94,672	86,244

Unsecured $16,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due May 3, 2013. Accrued interest is equal to $5,244 and $3,317 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	21,244	19,317

Unsecured $12,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due February 5, 2013. During the year ended December 31, 2013, $6,210 of the note was converted to common stock. Accrued interest is equal to $2,667 and $1,970 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	8,457	7,760

East Coast Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

Note 5 – Loans Payable (Continued)

	December 31,
	2014	2013

Unsecured $15,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due March 26, 2013. Accrued interest is equal to $4,470 and $2,663 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	19,470	17,663

Unsecured $40,000 convertible note payable to Southridge Partners II LP, which bears interest at 5% per annum and was due June 30, 2013. During the year ended December 31, 2014, the note balance and accrued interest of $1,203 was converted to common stock. Accrued interest is equal to $4,191 at December 31, 2013.	–	44,191

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and was due June 30, 2013. During the year ended December 31, 2014, the note was converted to common stock. Accrued interest is equal to $1,520 at December 31, 2013.	–	16,520

Unsecured $39,647 note payable to Azfar Hague, which bears interest at 9% per annum and was due April 25, 2013. $20,000 of this note was purchased by Tangiers Investment Group, LLC on July 26, 2013. During the year ended December 31, 2014, $9,000 of the note was converted to common stock. Accrued interest is equal to $4,443 and $3,379 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	15,090	23,026

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and was due June 30, 2013. During the year ended December 31, 2014, the note was converted to common stock. Accrued interest is equal to $1,398 at December 31, 2013.	–	16,398

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due August 13, 2013. During the year ended December 31, 2013, $3,300 of the note was converted to common stock. During the year ended December 31, 2014, the remaining balance of the note, including accrued interest, of $30,500 was converted to common stock. Accrued interest is equal to $2,874 at December 31, 2013.	–	32,074

Unsecured $9,000 convertible note payable to Star City Capital LLC, which bears interest at 12% per annum and was due December 3, 2013. During the year ended December 31, 2014, the note, including accrued interest, of $10,290 was converted to common stock. Accrued interest is equal to $1,179 at December 31, 2013.	–	10,179

Unsecured $15,000 note payable to SC Advisors, Inc., which bears interest at 8% per annum and was due June 30, 2013. During the year ended December 31, 2014, the note was converted to common stock. Accrued interest is equal to $1,312 at December 31, 2013.	–	16,312

Unsecured $25,000 convertible note payable to Southridge Partners II LP, which bears interest at 8% per annum and was due June 30, 2013. During the year ended December 31, 2014, the note, including accrued interest, of $27,317 was converted to common stock. Accrued interest is equal to $2,125 at December 31, 2013.	–	27,125

On December 12, 2012, Star City Capital LLC entered into an agreement to purchase $19,700 of a note payable to Bulldog Insurance. The note bears interest at 8% per annum and is due on demand. During the year ended December 31, 2013, $18,018 of the note, including accrued interest, was converted to common stock. During the year ended December 31, 2014, the remainder of the note, including accrued interest, of $2,851 was converted to common stock.	–	2,407

East Coast Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

Note 5 – Loans Payable (Continued)

	December 31,
	2014	2013

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due November 1, 2013. During the year ended December 31, 2014, the note, including accrued interest, of $33,800 was converted to common stock. Accrued interest is equal to $2,351 at December 31, 2013.	–	34,851

Unsecured $35,000 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $7,593 and $3,378 at December 31, 2014 and 2013, respectively.	42,593	38,378

Unsecured $43,922 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $9,526 and $4,238 at December 31, 2014 and 2013, respectively.	53,448	48,160

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due January 31, 2014. During the year ended December 31, 2014, $7,988 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $3,501 at December 31, 2013. Accrued interest is equal to $3,959 and $1,752 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	28,471	30,751

Unsecured $7,000 note payable to Andre Fluellen, which calls for flat interest of $1,500 at maturity and was due October 30, 2013. This note is in default at December 31, 2014.	8,500	8,500

On May 6, 2013, WHC Capital, LLC entered into an agreement to purchase $50,000 of notes payable to Bulldog Insurance. The note bears interest at 8% per annum and was due March 6, 2014. During the year ended December 31, 2013, $20,612 of the note was converted to common stock. During the year ended December 31, 2014, $31,494 of the note and accrued interest was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $8,748 at December 31, 2013. Accrued interest is equal to $3,297 at December 31, 2013, respectively.	–	23,937

Unsecured $20,000 convertible note payable to WHC Capital, LLC., which bears interest at 8% per annum and was due March 9, 2014. The note is discounted for its unamortized beneficial conversion feature of $3,661 at December 31, 2013. Accrued interest is equal to $2,639 and $1,034 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	22,639	17,373

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due March 3, 2014. During the year ended December 31, 2014, $7,500 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $6,316 at December 31, 2013. Accrued interest is equal to $3,762 and $1,531 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	28,762	27,715

Unsecured $7,500 note payable to Andre Fluellen, which calls for flat interest of $1,400 at maturity and was due December 1, 2013. This note is in default at December 31, 2014.	8,900	8,900

Unsecured $10,000 note payable to Sammie Hill, III, which calls for flat interest of $2,000 at maturity and was due December 15, 2013. During the year ended December 31, 2014, the note and accrued interest was converted to common stock.	–	12,000

Unsecured $5,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 10% per annum and is due June 21, 2014. The note is discounted for its unamortized beneficial conversion feature of $2,356 at December 31, 2013. During the year ended December 31, 2014, the note, including accrued interest, of $5,068 was converted to common stock. Accrued interest is equal to $264 at December 31, 2013.	–	2,908

East Coast Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

Note 5 – Loans Payable (Continued)

	December 31,
	2014	2013

Unsecured $12,000 note payable to Bulldog Insurance, which bears interest at 7% per annum and was due December 1, 2013. During the year ended December 31, 2014, the note was converted to common stock. Accrued interest is equal to $433 at December 31, 2013.	–	12,433

Unsecured $3,000 note payable to Andre Fluellen, which calls for flat interest of $500 at maturity and was due December 1, 2013. This note is in default at December 31, 2014.	3,500	3,500

Unsecured $3,000 note payable to Andre Fluellen, which calls for flat interest of $150 at maturity and was due February 22, 2014. Accrued interest is equal to $150 and $106 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	3,150	3,106

Unsecured $14,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and is due May 5, 2014. The note is discounted for its unamortized beneficial conversion feature of $6,202 at December 31, 2013. Accrued interest is equal to $1,620 and $457 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	16,120	8,755

Unsecured $8,500 non-interest bearing note payable to Azfar Hague due February 5, 2014. During the year ended December 31, 2014, the note was converted to common stock.	–	8,500

Unsecured $10,000 non-interest bearing note payable to Azfar Hague due February 20, 2014. During the year ended December 31, 2014, the note was converted to common stock.	–	10,000

Unsecured $8,500 note payable to Bulldog Insurance, which bears interest at 5% per annum and due February 28, 2014. During the year ended December 31, 2014, $3,000 of the note was converted to common stock. Accrued interest is equal to $437 and $142 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	5,937	8,642

Unsecured $6,500 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 10% per annum and was due July 25, 2014. During the year ended December 31, 2014, the note, including accrued interest, of $6,527 was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $3,668 at December 31, 2013. Accrued interest is equal to $283 at December 31, 2013.	–	3,115

On July 26, 2013, Tangiers Investment Group, LLC entered into an agreement to purchase $20,000 of notes payable to Azfar Hague. The note bears interest at 10% per annum and was due July 26, 2014. During the year ended December 31, 2014, the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $11,342 at December 31, 2013. Accrued interest is equal to $866 at December 31, 2013.	–	9,524

Unsecured $5,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 10% per annum and was due August 2, 2014. During the year ended December 31, 2014, the note, including accrued interest, of $5,027 was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $2,931 at December 31, 2013. Accrued interest is equal to $207 at December 31, 2013.	–	2,276

Unsecured $5,000 convertible note payable to WHC Capital, LLC., which bears interest at 8% per annum and was due August 12, 2014. The note is discounted for its unamortized beneficial conversion feature of $3,068 at December 31, 2013. Accrued interest is equal to $557 and $155 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	5,557	2,087

East Coast Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

Note 5 – Loans Payable (Continued)

	December 31,
	2014	2013

On January 3, 2013, Black Arch Opportunity Fund LP entered into an agreement to purchase $18,737 of notes payable to Bulldog Insurance. The note bears interest at 12% per annum and is was due December 1, 2013. During the year ended December 31, 2013, $9,466 of the note, including accrued interest, was converted to common stock. During the year ended December 31, 2014, the remainder of the note, including accrued interest, was converted to common stock. Accrued interest is equal to $1,088 at December 31, 2013.	–	11,265

Unsecured $20,000 convertible note payable to CJ Mosley, which calls for flat interest of $1,800 due at maturity and was due April 28, 2014. During the year ended December 31, 2014, the note, including accrued interest, was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $5,650 at December 31, 2013. Accrued interest is equal to $600 at December 31, 2013.	–	14,950

Unsecured $7,700 convertible note payable to Andre Fluellen, which calls for flat interest of $770 due at maturity and was due June 21, 2014. Accrued interest is equal to $1,177 at December 31, 2014. This note is in default at December 31, 2014.	8,877	–

Unsecured $3,450 non-interest bearing note payable to Azfar Hague due September 20, 2014. This note is in default at December 31, 2014.	3,450	–

Unsecured $2,000 non-interest bearing note payable to Bulldog Insurance due September 26, 2014. This note is in default at December 31, 2014.	2,000	–

Unsecured $29,000 convertible note payable to LG Capital Funding, LLC., which bears interest at 8% per annum and is due March 17, 2015. The note is discounted for its unamortized beneficial conversion feature of $6,039 at December 31, 2014. Accrued interest is equal to $1,837 at December 31, 2014.	24,798	–

On March 17, 2014, LG Capital Funding, LLC entered into an agreement to purchase $40,000 of notes payable to Frank Russo. The note bears interest at 8% per annum and was due March 17, 2015. During the year ended December 31, 2014, the the note and accrued interest was converted to common stock.	–	–

On March 27, 2014, Microcap Equity Group LLC entered into an agreement to purchase $25,000 of notes payable to Frank Russo. The note bears interest at 10% per annum and was due on demand. During the year ended December 31, 2014, the the note was converted to common stock.	–	–

Unsecured $18,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 8% per annum and is due March 27, 2015. The note is discounted for its unamortized beneficial conversion feature of $4,241 at December 31, 2014. Accrued interest is equal to $1,101 at December 31, 2014.	14,860	–

On March 27, 2014, Tangiers Investment Group, LLC. entered into an agreement to purchase $15,000 of notes payable to Frank Russo. The note bears interest at 10% per annum and was due March 27, 2015. During the year ended December 31, 2014, the the note and accrued interest was converted to common stock.	–	–

East Coast Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

Note 5 – Loans Payable (Continued)

	December 31,
	2014	2013

Unsecured $6,000 note payable to Andre Fluellen, which bears interest at 10% per annum and is due June 21, 2015. Accrued interest is equal to $317 at December 31, 2014.	6,317	–

Unsecured $10,000 note payable to Falmouth Street Holdings, LLC, which bears interest at 10% per annum and is due on demand. Accrued interest is equal to $726 at December 31, 2014.	10,726	–

On April 9, 2014, GEL Properties, LLC entered into an agreement to purchase $24,000 of notes payable to Frank Russo. The note bears interest at 8% per annum and is due April 9, 2015. During the year ended December 31, 2014, $16,500 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $2,015 at December 31, 2014. Accrued interest is equal to $733 at December 31, 2014.	6,218	–

Unsecured $5,000 note payable to Israek Idonije, which is noninterest bearing and was due July 3, 2014. During the year ended December 31, 2014, $2,800 was repaid on the loan and $1,986 of penalty interest was accrued at December 31, 2014. This note is in default at December 31, 2014.	4,186	–

On May 7, 2014, LG Capital Funding, LLC entered into an agreement to purchase $40,000 of notes payable to Frank Russo. The note bears interest at 8% per annum and is due May 7, 2015. The note is discounted for its unamortized beneficial conversion feature of $13,917 at December 31, 2014. Accrued interest is equal to $2,087 at December 31, 2014.	28,170	–

Unsecured $12,5000 convertible note payable to Microcap Equity Group LLC, which bears interest at 12% per annum and is due October 8, 2014. Accrued interest is equal to $1,097 at December 31, 2014.	13,597	–

Unsecured $4,200 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 8% per annum and is due April 8, 2015. The note is discounted for its unamortized beneficial conversion feature of $1,128 at December 31, 2014. Accrued interest is equal to $246 at December 31, 2014.	3,318	–

Unsecured loan advances of $333,000 payable to Health Information Systems Fund, LLC, which bear no interest and are due on demand.	333,000	–

Unsecured $5,000 note payable to Andre Fluellen, which bears interest at 10% per annum and is due September 9, 2015. Accrued interest is equal to $155 at December 31, 2014.	5,155	–

Unsecured $2,500 note payable to Andre Fluellen, which bears no interest and is due October 20 2015.	2,500	–

Total Loans Payable	$861,296	$680,795

East Coast Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

Note 5 – Loans Payable (Continued)

The Company accrued interest expense of $52,266 and $64,580 for the years ended December 31, 2014 and 2013, respectively, on the above loans. Accrued interest is included in the loan balances.

The Company borrowed $419,350 and $281,000 during the years ended December 31, 2014 and 2013, respectively. The Company made payments of $2,800 and $5,000 on the loans during the years ended December 31, 2014 and 2013. During the year ended December 31, 2014, the Company converted $428,418 of loans payable into 7,674,970,146 shares of the Company’s common stock and $34,000 of loans payable into 17,000,000 shares of the Company’s Series A preferred stock. During the year ended December 31, 2013, the Company converted $257,267 of loans payable into 1,975,718,232 shares of the Company’s common stock.

Note 6 – Related Parties

Loans payable – related parties at December 31, 2014 and 2013 consist of the following:

	December 31,
	2014	2013

Unsecured non-interest bearing notes payable, due on demand, to Frank Russo, a shareholder and former Director of the Company. During the year ended December 31, 2013, $60,000 of the note balance was converted to Series A preferred stock. During the year ended December 31, 2014, Mr. Russo loaned the Company an additional $28,800, $20,808 of the note was converted to common stock, and $144,000 was purchased by four unrelated parties.	$165,421	$301,429

Unsecured notes payable to Edward Eppel, a shareholder and Director of the Company, which bears interest at 10% per annum and is due on demand. During the year ended December 31, 2013, $80,000 of the note was converted to Series A preferred stock. During the year ended December 31, 2014, Mr. Eppel loaned the Company an additional $48,439. Accrued interest is equal to $73,803 and $60,789, respectively.	256,403	189,950

Unsecured $20,000 note payable to Robert Saidel, a shareholder of the Company, which bears interest at 7% per annum and due December 1, 2013. Accrued interest is equal to $2,253 and $1,900 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	22,253	20,848

Unsecured $7,500 note payable to Robert Saidel, which bears interest at 7% per annum and due January 8, 2014. Accrued interest is equal to $779 and $253 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	8,279	7,753

Unsecured $10,000 note payable to Robert Saidel, which bears interest at 7% per annum and due February 16, 2014. Accrued interest is equal to $964 and $262 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	10,964	10,262

Unsecured $4,000 note payable to Robert Saidel, which bears interest at 7% per annum and due March 9, 2014. Accrued interest is equal to $369 and $87 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	4,369	4,087

Unsecured $137,833 note payable to Robert Saidel, which bears interest at 7% per annum and due April 25, 2014. Accrued interest is equal to $11,216 and $1,535 at December 31, 2014 and 2013, respectively. This note is in default at December 31, 2014.	149,049	139,368

East Coast Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

Note 6 – Related Parties (Continued)

	December 31,
	2014	2013

Unsecured $10,000 note payable to Robert Saidel, which bears interest at 7% per annum and due February 28, 2015. Accrued interest is equal to $581 at December 31, 2014.	10,581	–

Unsecured $20,000 note payable to Frank Russo, which bears interest at 7% per annum and due April 3, 2015. Accrued interest is equal to $1,304 at December 31, 2014.	26,304	–

Unsecured $63,250 notes payable to Frank Russo, which bear interest at 7% per annum and due May 1, 2015 through June 25, 2015. Accrued interest is equal to $2,828 at December 31, 2014.	66,078	–

Unsecured $1,350 note payable to Frank Russo, which bears interest at 7% per annum and due May 30, 2015. Accrued interest is equal to $24 at December 31, 2014.	1,374	–

Total	721,075	673,697

Less current portion	(721,075)	(601,348)

Loan payable - related parties, non-current	$–	$72,349

Frank Russo, a shareholder and former Director of the Company, is a holder of an unsecured non-interest bearing note of the Company. At December 31, 2012, $354,979 was due to Mr. Russo. During the year ended December 31, 2013, the Company borrowed $6,450 from Mr. Russo and converted $60,000 of the note into 9,166,667 shares of Series A preferred stock. During the year ended December 31, 2014, the Company borrowed $118,400 from Mr. Russo, $20,808 was converted into 675,304,000 shares of common stock and $144,000 of the loan was sold to third party investors. $4,156 of interest was accrued and is included in the loan balances for the year ended December 31, 2014.

Edward Eppel, a shareholder and Director of the Company, is a holder of a note of the Company which bears interest at 10% per annum. At December 31, 2012, $184,930 was due to Mr. Eppel. The Company borrowed $71,377 from Mr. Eppel during the year ended December 31, 2013. During the year ended December 31, 2013, the Company converted $80,000 of the note to 19,166,166 shares of Series A preferred stock. During the year ended December 31, 2014, the Company borrowed $53,439 from Mr. Eppel. $13,014 and $13,643 of interest was accrued and included in the loan balance for the years ended December 31, 2014 and 2013, respectively.

Robert Saidel, a shareholder of the Company, is a holder of notes of the Company which bear interest at 10% per annum. The Company borrowed $10,000 and $179,333 from Mr. Saidel during the years ended December 31, 2014 and 2013, respectively. $13,177 and $2,985 of interest was accrued and included in the loan balances for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2013, Mr. Saidel purchased 7,000,000 shares of the Company’s Series A preferred stock for $45,000.

During the year ended December 31, 2013, Mr. Anis Sherali, a shareholder and Director of the Company, purchased 10,000,000 shares of the Company’s common stock for $20,000 and 14,862,035 shares of the Company’s Series A preferred stock for $55,500. Additionally, during the year ended December 31, 2013 Mr. Sherali agreed to purchase 15,000,000 shares of common stock for $4,500 and 51,250,000 shares of Series A preferred stock for $117,500. These amounts are included in common stock issuable and preferred stock issuable, respectively, at December 31, 2013. During the year ended December 31, 2014, the 15,000,000 shares of common stock and the 51,250,000 shares of Series A preferred stock purchased by Mr. Sherali in 2013 were issued. Additionally, Mr. Sherali purchased 12,124,999 shares of the Company’s Series A preferred stock for $28,000 during the year ended December 31, 2014.

East Coast Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

Note 6 – Related Parties (Continued)

During the year ended December 31, 2013, the Company converted $260,000 of accrued salaries due to Mr. Kayode Aladesuyi, the Chief Executive Officer and Director of the Company, into 98,333,333 shares of the Company’s Series A preferred stock.

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents. Mr. Aladesuyi is the managing member of BBGN&K. The license agreement calls for royalty payments beginning in 2012 of 8% of EarthSearch’s revenues to be paid quarterly. Also on October 5, 2011, the Company's Board of Directors approved the issuance of 1,428,572 shares of Series A preferred stock to Mr. Aladesuyi as payment of $200,000 initial license fee. Royalty fees were $6,327 and $4,013 for the years ended December 31, 2014 and 2013, respectively. Additionally, the Company has prepaid $90,956 of royalty fees it expects to incur for 2015 as of December 31, 2014, which is included in prepaid expenses in the consolidated balance sheet as of December 31, 2014.

On August 5, 2012, the Company entered into a license agreement with Web Asset, LLC (“Web Asset”) for the rights to use certain social media concept and idea created by Mr. Kayode Aladesuyi. Mr. Aladesuyi is the managing member of Web Asset. The license agreement calls for royalty payments of 49% of the revenues earned by the Company in its use of the social media concept after the Company has earned its first $2,000,000 of revenue, payable quarterly. In addition, the Company paid Web Asset a one-time fee of $150,000, which is included as intangible assets in the consolidated balance sheets at December 31, 2014 and 2013. No royalty payments have been incurred as of December 31, 2014.

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

As the terms of the settlement include issuing common stock at a 35% discount to the conversion price, a derivative liability for the discount was established at the time of the Settlement of Claims of $575,263, which was charged to operations during the year ended December 31, 2012 as a loss on conversion of debt. The derivative liability is revalued at the end of each reporting period with any change in the liability being charged to operations. For the years ended December 31, 2014 and 2013, the change in derivative liability of $63,700 and $154,277, respectively, has been recognized.

As common stock is issued in installments on the settlement, the Amounts Payable in Common Stock and the Derivative Liability is reduced accordingly. During the year ended December 31, 2014, 1,820,000,000 shares of common stock, with a market value of $182,000, were issued to Ironridge in settlement of $118,300 of the liability, resulting in the reduction of the derivative liability of $63,700. During the year ended December 31, 2013, 101,300,000 shares of common stock, with a market value of $113,000, were issued to Ironridge in settlement of $173,730 of the liability, resulting in the reduction of the derivative liability of $105,270.

Note 8 – Stockholders’ Deficit

Authorized Capital

The Company has 24,400,000,000 authorized shares of Common Stock at par value $0.001 and 600,000,000 authorized shares of Preferred Stock at par value of $0.001 per share.

On September 17, 2010, the Board authorized the creation of a common stock incentive plan (the “2010 Stock Incentive Plan”) for our management and consultants. The Company registered twenty five million (25,000,000) shares of its common stock pursuant to the 2010 Stock Incentive Plan on Form S-8 filed with the Commission on September 27, 2010. As of December 31, 2014, no options have been granted under the plan.

East Coast Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

Note 8 – Stockholders’ Deficit (Continued)

Preferred Stock Issued for Cash

During the year ended December 31, 2014, the Company issued 57,500,000 shares of Series A preferred stock in private placements for a total of $120,000 ($0.002 per share average). During the year ended December 31, 2013, the Company issued 54,208,334 shares of Series A preferred stock in private placements for a total of $184,000 ($0.0034 per share average).

Preferred Stock Issuable for Subscriptions

During the year ended December 31, 2014, the Company entered into subscription agreements for 20,847,999 shares of its Series A preferred stock to be issued for a total of $45,500. $147,000 of the amount in preferred stock issuable, representing 63,449,999 shares were issued As of December 31, 2014, there were 8,750,000 shares of Series A preferred stock, representing $17,500, remaining to be issued.

During the year ended December 31, 2013, the Company entered into subscription agreements for 161,437,035 shares of its Series A preferred stock to be issued for a total of $442,500. $248,000 cash was received for 74,812,035 shares, $15,000 of loans from related parties was converted into 7,500,000 shares, $60,500 of accrued salaries was converted into 27,500,000. As of December 31, 2013, there were 51,625,000 shares of Series A preferred stock, representing $119,000, remaining to be issued.

Preferred Stock Issued in Conversion of Debt

During the year ended December 31, 2014, the Company issued 17,000,000 shares of Series A preferred stock in the conversion of $17,000 of notes payable to related parties. During the year ended December 31, 2013, the Company issued 28,333,333 shares of Series A preferred stock in the conversion of $140,000 of notes payable to related parties.

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

Common Stock Issuable for Subscriptions

During the year ended December 31, 2013, the Company entered into subscription agreements for 15,000,000 shares of its common stock to be issued for a total of $4,500. During the year ended December 31, 2014, the 15,000,000 shares were issued.

East Coast Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

Note 8 – Stockholders’ Deficit (Continued)

Common Stock Issued in Conversion of Debt

During the year ended December 31, 2014, the Company issued 7,674,970,146 shares of common stock in the conversion of $428,418 of notes payable to unrelated parties. During the year ended December 31, 2013, the Company issued 1,975,718,232 shares of common stock in the conversion of $257,267 of notes payable to unrelated parties (see Note 5 – Loans Payable).

During the year ended December 31, 2014, the Company issued 675,304,000 shares of common stock in the conversion of $20,808 of notes payable to related parties (see Note 6 – Related Parties).

During the year ended December 31, 2014, the Company issued 1,820,000,000 shares of common stock, with a market value of $182,000, to Ironridge in settlement of $118,300 of amounts payable in common stock During the year ended December 31, 2013, the Company issued 101,300,000 shares of common stock, with a market value of $113,000, to Ironridge in settlement of $173,730 of amounts payable in common stock (see Note 7 – Amounts Payable in Common Stock and Derivative Liability).

Common Stock Issued for Services

During the year ended December 31, 2014, the Company issued 2,096,000 shares of common stock to an unrelated party for services of $2,096, or an average price of $0.001 per share based on the fair value of the shares at the time of issuance. During the year ended December 31, 2013, the Company issued 1,319,444 shares of common stock to two unrelated parties for services of $12,900, or an average price of $0.01 per share based on the fair value of the shares at the time of issuance.

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

Note 9 – Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	Year Ended December 31,
	2014	2013

Expected income tax (benefit) at 34% statutory rate	-34.0%	-34.0%
Permanent tax differences	17.3%	7.2%
Change in valuation allowance	16.7%	26.8%

Actual tax expense	0.0%	0.0%

East Coast Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

Note 9 – Income Taxes (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	December 31,
	2014	2013
Deferred income tax assets:

Net operating loss carry forwards	$7,123,830	$7,043,090
Valuation allowance	(7,123,830)	(7,043,090)

Net deferred income tax assets	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $80,740 and $619,330 for the years ended December 31, 2014 and 2013, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2014 and 2013. At December 31, 2014, the Company has net operating loss carry forwards of approximately $20,952,000, which expire commencing 2024. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2014, but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Georgia. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply.  As of December 31, 2014, tax years 2009 through 2012 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Note 10 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities in Marietta, Georgia. The term of the lease is 66 months with escalating lease payments beginning at $2,163 per month. At December 31, 2014, future minimum lease payments under the lease are as follows:

2015	28,366
2016	29,219
2017	15,054

$72,639

Rent expense was $30,402 and $30,727 for the years ended December 31, 2014 and 2013, respectively.

East Coast Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

Note 10 – Commitments and Contingencies (Continued)

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

License Agreements

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents. The license agreement calls for royalty payments beginning in 2012 of 8% of EarthSearch’s revenues to be paid quarterly. Royalty expense was $6,327 and $4,013 for the years ended December 31, 2014 and 2013, respectively (see Note 6 – Related Parties).

On August 5, 2012, the Company entered into a license agreement with Web Asset, LLC (“Web Asset”) for the rights to use certain social media concept and idea created by Mr. Kayode Aladesuyi. The license agreement calls for royalty payments of 49% of the revenues earned by the Company in its use of the social media concept after the Company has earned its first $2,000,000 of revenue, payable quarterly. No royalty payments have been made as of December 31, 2014 (see Note 6 – Related Parties).

Note 11 – Subsequent Events

From January 1, 2015 through April 14, 2015, the Company received $265,500 of advances from Health Information Systems Fund, LLC, which bear no interest and are due on demand.

On March 27, 2014, Student Connect entered into an indefinite term master licensing agreement with Location Solutions Telematics LLC (“LST”), a Dubai based corporation. Under the terms of the agreement, LST is appointed a Master Distributor of the Company’s products and granted an exclusive license to sell the products to the private school market in the country of the United Arab Emirates. All advertisement revenue generated will be shared, net of communication costs, 60% to Student Connect and 40% to LST.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

