Form 10-Q
period 2015-03-31
EAST COAST DIVERSIFIED CORP
filed 2015-05-15
CIK 1256540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

As of May 14, 2015, the issuer had 12,409,117,071 shares of its Common Stock, $0.001 par value, outstanding.

EAST COAST DIVERSIFIED CORPORATION

FORM 10-Q

MARCH 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets
Cash	$1,180	$16,334
Accounts receivable, net	298,618	185,342
Inventory	184,038	250,643
Prepaid license fees	25,000	37,500
Prepaid expenses	153,822	90,956
Total current assets	662,658	580,775

Property and equipment, net	27,286	25,827

Other assets
Intangible assets	150,000	150,000
Security deposits	20,000	20,000
Total other assets	170,000	170,000

Total assets	$859,944	$776,602

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets (Continued)

	March 31,	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$3,443	$5,725
Loans payable, current	1,135,813	861,296
Loans payable - related parties, current	730,320	721,075
Accounts payable and accrued expenses	719,030	1,034,734
Accrued payroll and related liabilities	3,627,833	2,919,505
Deferred revenue	78,329	83,330
Total current liabilities	6,294,768	5,625,665

Other liabilities	–	–

Total liabilities	6,294,768	5,625,665

Commitments and contingencies:	–	–

Amounts payable in common stock	2,925	2,925

Derivative liability	1,575	1,575

Stockholders' deficit
Preferred stock, $0.001 par value, 600,000,000 shares authorized:
Series A preferred stock, 423,437,090 and 423,437,090 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	423,437	423,437
Series B preferred stock, 2,169 and 2,169 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2	2
Common stock, $0.001 par value, 24,400,000,000 shares authorized, 12,409,117,071 and 12,409,117,071 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	12,409,117	12,409,117
Additional paid-in capital	5,714,716	5,714,716
Preferred stock issuable	17,500	17,500
Preferred stock subscriptions receivable	(1,087,498)	(1,087,498)
Accumulated deficit	(22,483,357)	(21,926,354)
Total East Coast Diversified stockholders' deficit	(5,006,083)	(4,449,080)
Noncontrolling interest	(433,241)	(404,483)
Total stockholders' deficit	(5,439,324)	(4,853,563)

Total liabilities and stockholders' deficit	$859,944	$776,602

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Product sales	$132,594	$8,769
License Fees	5,001	1,667
Consulting and development	50,000	–
Advertising revenue	1,022	–
User fees	9,480	7,671
Total revenues	198,097	18,107

Operating Expenses
Cost of revenues:
Product sales	81,266	3,589
User fees	7,169	3,430
Selling, general and administative expense	640,468	414,659

Total operating expenses	728,903	421,678

Loss from operations	(530,806)	(403,571)

Other income (expense)
Interest expense	(54,955)	(108,798)
Total other income (expense)	(54,955)	(108,798)

Net loss from continuing operations	(585,761)	(512,369)
Net loss attributable to noncontrolling interests	28,758	4,492

Net loss attributable to East Coast Diversified Corporation	(557,003)	(507,877)

Net income from discontinued operations, net of tax	–	984,115

Total net loss after discontinued operations	$(557,003)	$476,238

Net loss per share - basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding during the period - basic and diluted	12,409,117,071	3,949,295,159

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(557,003)	$476,238
Adjustments to reconcile net income (loss) to net cash used in operations:
Noncontrolling interests	(28,758)	(4,492)
Depreciation and amortization	3,087	696
Stock issued for services and compensation	–	2,095
Amortization of prepaid license fee	12,500	12,500
Gain on disposal of discontinued operations	–	(984,115)
Accretion of beneficial conversion feature on convertible notes payable as interest	23,078	97,519
Interest accrued on loans payable	19,373	11,279
Changes in operating assets and liabilities:
Accounts receivable, net	(113,276)	(50,905)
Inventory	66,605	376
Prepaid expenses	(62,866)	(1,910)
Security deposits	–	4,592
Bank overdraft, net	(2,282)	11,838
Due to related party	–	(10,120)
Accounts payable and accrued expenses	(315,704)	158
Accrued payroll and related liabilities	708,328	123,421
Deferred revenue	(5,001)	98,333
Net cash used in operating activities	(251,919)	(212,497)

Cash flows from investing activities:
Capital expenditures	(4,546)	–
Net cash used in investing activities	(4,546)	–

Cash flows from financing activities:
Proceeds from issuance of preferred stock	–	50,000
Proceeds from preferred stock subscriptions	–	43,000
Proceeds from loans payable	240,500	60,150
Proceeds from loans payable - related party	811	63,313
Net cash from financing activities	241,311	216,463

Net increase (decrease) in cash	(15,154)	3,966

Cash at beginning of period	16,334	241

Cash at end of period	$1,180	$4,207

See accompanying notes to consolidated financial statements.

Continued

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:

Issuance of 4,588,102,557 shares of common stock in conversion of loans payable, respectively	$–	$239,001

Issuance of 375,304,000 shares of common stock in conversion of loans payable - related parties	$–	$10,904

Beneficial conversion feature of convertible notes payable	$–	$134,694

See accompanying notes to consolidated financial statements.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

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

These unaudited consolidated financial statements should be read in conjunction with our 2014 audited annual financial statements included in our annual report on Form 10-K, filed with the SEC on April 15, 2015.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $22,483,357 at March 31, 2015, a net loss and net cash used in operations of $557,003 and $251,919, respectively, for the three months ended March 31, 2015.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 – Loans Payable

Loans payable at March 31, 2015 and December 31, 2014 consist of the following:

	March 31,	December 31,
	2015	2014
On February 17, 2012, Panache Capital, LLC entered into an agreement to purchase $50,000 of the note payable to Azfar Haque. The Company exchanged the original note to Mr. Haque with a new note to Pananche which bears interest at 10% per annum and was due February 17, 2013. During the year ended December 31, 2012, $44,348 of the note was converted to common stock. Accrued interest is equal to $2,101 and $1,962 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	7,753	7,614

Unsecured $70,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due was October 24 2013. Accrued interest is equal to $26,743 and $24,672 at March 31, 2015 and December 31, 2014, resepctively. This note is in default at March 31, 2015.	96,743	94,672

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 2 – Loans Payable (Continued)

	March 31,	December 31,
	2015	2014
Unsecured $16,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due May 3, 2013. Accrued interest is equal to $5,717 and $5,244 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	21,717	21,244

Unsecured $12,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due February 5, 2013. During the year ended December 31, 2013, $6,210 of the note was converted to common stock. Accrued interest is equal to $2,838 and $2,667 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	8,628	8,457

Unsecured $15,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due March 26, 2013. Accrued interest is equal to $4,914 and $4,470 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	19,914	19,470

Unsecured $39,647 note payable to Azfar Hague, which bears interest at 9% per annum and was due April 25, 2013. $20,000 of this note was purchased by Tangiers Investment Group, LLC on July 26, 2013. During the year ended December 31, 2014, $9,000 of the note was converted to common stock. Accrued interest is equal to $4,679 and $4,443 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	15,326	15,090

Unsecured $3,000 note payable to Andre Fluellen, which calls for flat interest of $500 at maturity and was due December 1, 2013. This note is in default at March 31, 2015.	3,500	3,500

Unsecured $3,000 note payable to Andre Fluellen, which calls for flat interest of $150 at maturity and was due February 22, 2014. This note is in default at March 31, 2015.	3,150	3,150

Unsecured $14,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and is due May 5, 2014. The note is discounted for its unamortized beneficial conversion feature of $6,202 at December 31, 2013. Accrued interest is equal to $1,906 and $1,620 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	16,406	16,120

Unsecured $8,500 note payable to Bulldog Insurance, which bears interest at 5% per annum and due February 28, 2014. During the year ended December 31, 2014, $3,000 of the note was converted to common stock. Accrued interest is equal to $505 and $437 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	6,005	5,937

Unsecured $5,000 convertible note payable to WHC Capital, LLC., which bears interest at 8% per annum and was due August 12, 2014. The note is discounted for its unamortized beneficial conversion feature of $3,068 at December 31, 2013. Accrued interest is equal to $656 and $557 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	5,656	5,557

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 2 – Loans Payable (Continued)

	March 31,	December 31,
	2015	2014
Unsecured $7,700 convertible note payable to Andre Fluellen, which calls for flat interest of $770 due at maturity and was due June 21, 2014. Accrued interest is equal to $1,367 and $1,177 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	9,067	8,877

Unsecured $3,450 non-interest bearing note payable to Azfar Hague due September 20, 2014. This note is in default at March 31, 2015.	3,450	3,450

Unsecured $2,000 non-interest bearing note payable to Bulldog Insurance due September 26, 2014. This note is in default at March 31, 2015.	2,000	2,000

Unsecured $29,000 convertible note payable to LG Capital Funding, LLC., which bears interest at 8% per annum and was due March 17, 2015. The note is discounted for its unamortized beneficial conversion feature of $6,039 at December 31, 2014. Accrued interest is equal to $2,094 and $1,837 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	31,409	24,798

Unsecured $18,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 8% per annum and is due March 27, 2015. The note is discounted for its unamortized beneficial conversion feature of $4,241 at December 31, 2014. Accrued interest is equal to $1,456 and $1,101 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	19,456	14,860

Unsecured $6,000 note payable to Andre Fluellen, which bears interest at 10% per annum and is due June 21, 2015. Accrued interest is equal to $465 and $317 at March 31, 2015 and December 31, 2014, respectively.	6,465	6,317

Unsecured $10,000 note payable to Falmouth Street Holdings, LLC, which bears interest at 10% per annum and is due on demand. Accrued interest is equal to $973 and $726 at March 31, 2015 and December 31, 2014, respectively.	10,973	10,726

On April 9, 2014, GEL Properties, LLC entered into an agreement to purchase $24,000 of notes payable to Frank Russo. The note bears interest at 8% per annum and is due April 9, 2015. During the year ended December 31, 2014, $16,500 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $2,015 at December 31, 2014. Accrued interest is equal to $881 and $733 at March 31, 2015 and December 31, 2014, respectively.	8,266	6,218

Unsecured $5,000 note payable to Israek Idonije, which is noninterest bearing and was due July 3, 2014. During the year ended December 31, 2014, $2,800 was repaid on the loan and $2,409 and $1,986 of penalty interest was accrued at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	4,294	4,186

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 2 – Loans Payable (Continued)

	March 31,	December 31,
	2015	2014
Unsecured $35,000 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $8,629 and $7,593 at March 31, 2105 and December 31, 2014, respectively.	43,629	42,593

Unsecured $43,922 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $10,826 and $9,526 at March 31, 2015 and December 31, 2014, respectively.	54,748	53,448

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due January 31, 2014. During the year ended December 31, 2014, $7,988 of the note was converted to common stock. Accrued interest is equal to $4,443 and $3,959 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	28,955	28,471

Unsecured $7,000 note payable to Andre Fluellen, which calls for flat interest of $1,500 at maturity and was due October 30, 2013. This note is in default at March 31, 2015.	8,500	8,500

Unsecured $20,000 convertible note payable to WHC Capital, LLC., which bears interest at 8% per annum and was due March 9, 2014. Accrued interest is equal to $3,034 and $2,639 at March 31, 2015 and December 31, 2014. This note is in default at March 31, 2015.	23,034	22,639

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due March 3, 2014. During the year ended December 31, 2014, $7,500 of the note was converted to common stock. Accrued interest is equal to $4,255 and $3,762 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	29,255	28,762

Unsecured $7,500 note payable to Andre Fluellen, which calls for flat interest of $1,400 at maturity and was due December 1, 2013. This note is in default at March 31, 2015.	8,900	8,900

On May 7, 2014, LG Capital Funding, LLC entered into an agreement to purchase $40,000 of notes payable to Frank Russo. The note bears interest at 8% per annum and is due May 7, 2015. The note is discounted for its unamortized beneficial conversion feature of $4,054 and $13,917 at March 31, 2015 and December 31, 2014, respectively. Accrued interest is equal to $2,876 and $2,087 at March 31, 2015 and December 31, 2014, respectively.	38,822	28,170

Unsecured $12,5000 convertible note payable to Microcap Equity Group LLC, which bears interest at 12% per annum and was due October 8, 2014. Accrued interest is equal to $1,467 and $1,097 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	13,967	13,597

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 2 – Loans Payable (Continued)

	March 31,	December 31,
	2015	2014
Unsecured $4,200 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 8% per annum and is due April 8, 2015. The note is discounted for its unamortized beneficial conversion feature of $93 and $1,128 at March 31, 2015 and December 31, 2014, respectively. Accrued interest is equal to $329 and $246 at March 31, 2015 and December 31, 2014, respectively.	4,436	3,318

Unsecured loan advances payable to Health Information Systems Fund, LLC, which bear no interest and are due on demand.	573,500	333,000

Unsecured $5,000 note payable to Andre Fluellen, which bears interest at 10% per annum and is due September 9, 2015. Accrued interest is equal to $278 and $155 at March 31, 2015 and December 31, 2014, respectively.	5,278	5,155

Unsecured $2,500 note payable to Andre Fluellen, which bears interest at 10% per annum and is due October 20, 2015. Accrued interest is equal to $111 at March 31, 2015.	2,611	2,500

Total Loans Payable	$1,135,813	$861,296

The Company accrued interest expense of $10,939 and $4,978 for the three months ended March 31, 2015 and 2014, respectively, on the above loans.  Accrued interest is included in the loan balances.

The Company borrowed $240,500 and $60,150 during the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2014, the Company converted $239,001 of loans payable into 4,588,102,557 shares of the Company’s common stock.

Note 3 – Related Parties

Loans payable – related parties at March 31, 2015 and December 31, 2014 consist of the following:

	March 31,	December 31,
	2015	2014
Unsecured non-interest bearing notes payable, due on demand, to Frank Russo, a shareholder and former Director of the Company. During the year ended December 31, 2014, Mr. Russo loaned the Company an additional $28,800, $20,808 of the note was converted to common stock, and $144,000 was purchased by four unrelated parties.	$165,421	$165,421

Unsecured notes payable to Edward Eppel, a shareholder and Director of the Company, which bears interest at 10% per annum and is due on demand. During the three months ended March 31, 2014, Mr Eppel loaned the Company an additional $811. Accrued interest is equal to $77,422 and $73,803, respectively.	260,833	256,403

Unsecured $20,000 note payable to Robert Saidel, a shareholder of the Company, which bears interest at 7% per annum and due December 1, 2013. Accrued interest is equal to $2,598 and $2,253 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	22,598	22,253

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 3 – Related Parties (Continued)

	March 31,	December 31,
	2015	2014
Unsecured $7,500 note payable to Robert Saidel, which bears interest at 7% per annum and due January 8, 2014. Accrued interest is equal to $908 and $779 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	8,408	8,279

Unsecured $10,000 note payable to Robert Saidel, which bears interest at 7% per annum and due February 16, 2014. Accrued interest is equal to $1,137 and $964 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	11,137	10,964

Unsecured $4,000 note payable to Robert Saidel, which bears interest at 7% per annum and due March 9, 2014. Accrued interest is equal to $438 and $369 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	4,438	4,369

Unsecured $137,833 note payable to Robert Saidel, which bears interest at 7% per annum and due April 25, 2014. Accrued interest is equal to $13,595 and $11,216 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	151,428	149,049

Unsecured $10,000 note payable to Robert Saidel, which bears interest at 7% per annum and due February 28, 2015. Accrued interest is equal to $754 and $581 at March 31, 2015 and December 31, 2014, respectively. This note is in default at March 31, 2015.	10,754	10,581

Unsecured $20,000 note payable to Frank Russo, which bears interest at 7% per annum and due April 3, 2015. Accrued interest is equal to $1,736 and $1,304 at March 31, 2015 and December 31, 2014, respectively.	26,736	26,304

Unsecured $63,250 notes payable to Frank Russo, which bear interest at 7% per annum and due May 1, 2015 through June 25, 2015. Accrued interest is equal to $3,920 and $2,828 at March 31, 2015 and December 31, 2014, respectively.	67,170	66,078

Unsecured $1,350 note payable to Frank Russo, which bears interest at 7% per annum and due May 30, 2015. Accrued interest is equal to $47 and $24 at March 31, 2015 and December 31, 2014, respectively.	1,397	1,374

Total loans payable - related parties	$730,320	$721,075

The Company accrued interest expense of $8,434 and $6,301 for the three months ended March 31, 2015 and 2014, respectively, on the above loans.  Accrued interest is included in the loan balances.

The Company borrowed $811 and $63,313 from related parties during the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2014, the Company converted $10,904 of loans payable to related parties into 375,304,000 shares of the Company’s common stock.

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents. Mr. Aladesuyi is the managing member of BBGN&K. The license agreement calls for royalty payments beginning in 2012 of 8% of EarthSearch’s revenues to be paid quarterly. Royalty fees were $6,877 and $-0- for the three months ended March 31, 2015 and 2014, respectively. Additionally, the Company has prepaid $90,956 of royalty fees it expects to incur for 2015 as of December 31, 2014. During the three months ended March 31, 2014, the Company prepaid an additional $63,556 for an aggregate of $153,612 as of March 31, 2014. These amounts are included in prepaid expenses in the consolidated balance sheets as of March 31, 2015 and December 31, 2014.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 4 – Accounts Payable and Accrued Expenses; Accrued Payroll and Related Liabilities

Accounts payable and accrued expenses consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Trade accounts payable	$500,117	$554,475
Interest payable	19,904	291,400
Accrued expenses	199,009	188,859

	$719,030	$1,034,734

$12,504 and $-0- of interest was accrued on payroll tax liabilities during the three months ended March 31, 2015 and 2014, respectively.

Accrued payroll and related liabilities consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Accrued payroll	$768,629	$658,629
Accrued directors' compensation	500,000	470,000
Accrued payroll taxes	2,359,204	1,790,876

	$3,627,833	$2,919,505

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

As the terms of the settlement include issuing common stock at a 35% discount to the conversion price, a derivative liability for the discount was established at the time of the Settlement of Claims of $575,263. The derivative liability is revalued at the end of each reporting period with any change in the liability being charged to operations.

As common stock is issued in installments on the settlement, the Amounts Payable in Common Stock and the Derivative Liability will be reduced accordingly. No common stock was issued on the settlement during the three months ended March 31, 2015 and 2014.

Note 6 – Stockholders’ Deficit

Authorized Capital

The Company has 24,400,000,000 authorized shares of Common Stock at $0.001 par value and 600,000,000 authorized shares of Preferred Stock at par value of $0.001 per share.

On September 17, 2010, the Board authorized the creation of a common stock incentive plan (the “2010 Stock Incentive Plan”) for our management and consultants. The Company registered twenty five million (25,000,000) shares of its common stock pursuant to the 2010 Stock Incentive Plan on Form S-8 filed with the Commission on September 27, 2010. As of March 31, 2015, no options have been granted under the plan.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 7 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities in Marietta, Georgia. The term of the lease is 66 months with escalating lease payments beginning at $2,163 per month. At March 31, 2015, future minimum lease payments under the lease are as follows:

2015	21,275
2016	29,219
2017	15,054

$65,548

Rent expense was $9,068 and $7,352 for the three months ended March 31, 2015 and 2014, respectively.

License Agreements

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of BBGN&K. The license agreement calls for royalty payments beginning in 2012 of 8% of the revenue generated from the use of the license, to be paid quarterly. Royalty expense was $6,877 and $-0- for the three months ended March 31, 2015 and 2014, respectively.

On August 5, 2012, the Company entered into a license agreement with Web Asset, LLC (“Web Asset”) for the rights to use certain social media concept and idea created by Mr. Kayode Aladesuyi. The license agreement calls for royalty payments of 49% of the revenues earned by the Company in its use of the social media concept after the Company has earned its first $2,000,000 of revenue, payable quarterly. No royalty payments have been made as of March 31, 2015.

License Agreements (Continued)

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

Note 8 – Subsequent Events

From April 1, 2015 through May 14, 2015, the Company received $64,000 of advances from Health Information Systems Fund, LLC, which bear no interest and are due on demand.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by East Coast Diversified Corporation (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on April 15, 2015, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation

Since acquiring EarthSearch in April of 2010, ECDC has embarked on developing its technology operations and improving its product offerings to the market. Two of the business divisions, “StudentConnect and EarthSearch” are now in commercial phase of the operations. Vir2o our social media division was launched in June 2014 and the recently concluded redesign is slated for a 2015 launch. To date, we have completed the development of two proprietary technologies, (i) wireless communications between GPS & RFID (comprising of several GPS, RFID and cargo locking devices) and (ii) “nVite” which is a proprietary environment sharing application for our social media division. Additionally, we developed several web assets, comprised of five proprietary “Software” for the operation and management of our businesses, the following list represents proprietary software owned by the company:

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

We entered into agreement with PassBox Global, in Jonesboro GA, to install our TrailerSeal on all of the containers it manufactured and sell globally beginning January 2015. An initial order of 40 container Seals, Humidity and Temperature Sensors were delivered under the agreement.

We began piloting our Oil Tanker solution for Dangote Group in Nigeria, and delivered the initial 20 units of oil tanker application under the pilot agreement

Began piloting our solution in Guatemala through local service provider, Localiza and are participating in the bid for electronic seal providers for the Guatemala Custom Agency.

We delivered the first order of 100 units of the Halo 2 to Halogen Security in Nigeria

StudentConnect

StudentConnect began commercial deployment in the first quarter of 2014. In February 2014, we deployed StudentConnect on school buses in school districts in Georgia, Arkansas, Kentucky, California, and South Carolina. In addition, Texas, Florida and North Carolina engaged us to implement systems on their school buses. Our objective is to secure as many schools as we can through the end of the current school year and the summer break to generate revenue for the 2015 school year. We launch our StudentConnect mobile application in 2nd quarter and implement a mobile advertising platform that we believe will also help enhance revenue for StudentConnect. The StudentConnect mobile app can now be downloaded in the iOS and Google Play stores.

We executed an exclusive network access agreement and a marketing agreement with Verizon Wireless. Our StudentConnect devices will be implemented exclusively on Verizon network and Verizon government sales executives will market our StudentConnect product to school districts. We have engaged in successful joint marketing efforts to schools districts in Georgia.

We entered an advertising agreement with AdMedia which began serving advertisement on Student status messages on November 12, 2014. We will earn between $0.50 and $5.00 per ad click and $4.00 and $10.00 per thousand impression under the agreement. We will however continue to promote our proprietary Advertising platform SCAAP directly to businesses and Ad agencies in the districts we launch our services.

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

Results of Operations

For the Three Months Ended March 31, 2015 and 2014

Revenues

For the three months ended March 31, 2015, our revenue was $198,097 compared to $18,107 for the same period in 2014, representing an increase of 988%. This increase is attributed to our commencing installations of our StudentConnect products, development fees earned in connection with licensing the StudentConnect products overseas and increased volume in our RFID/GPS product line.

Revenues are generated from five separate but related offerings, RFID/GPS product sales, license fees, consulting services, advertising revenues, and user fees for GATIS – our advanced web based asset management platform.  We generated revenues from product sales of $132,594 and $8,769 for the three months ended March 31, 2015 and 2014, respectively. Revenues for license fees were $5,001 and $1,667 for the three months ended March 31, 2015 and 2014.  Revenues for consulting and development services were $50,000 and $-0- for the three months ended March 31, 2015 and 2014. Advertising revenues were $1,022 and $-0- for the three months ended March 31, 2015 and 2014.  User fees were $9,480 and $7,671 for the three months ended March 31, 2015 and 2014, respectively.

Operating Expenses

For the three months ended March 31, 2015, operating expenses were $728,903 compared to $421,678 for the same period in 2014, an increase of 73%.

Cost of revenues increased $81,416 and is directly attributable to the increase in product sales for the three months ended March 31, 2015.

For the three months ended March 31, 2015, selling, general and administrative expenses were $640,468 compared to $414,659 for the same period in 2013, an increase of 54%. This increase was primarily caused by an increase in fines on unpaid payroll taxes of $293.871 and offset by decreases in consulting fees of $36,273 and salary expenses of $13,300.

Net Loss

We generated net losses from continuing operations of $585,761 for the three months ended March 31, 2015 compared to $512,369 for the same period in 2014, an increase of 15%. Included in the net loss for the three months ended March 31, 2015 was interest expense of $54,955 (of which $23,078 represents accretion of embedded beneficial conversion features on notes payable).  Included in the net loss for the three months ended March 31, 2014 was interest expense of $108,798 (of which $97,519 represents accretion of embedded beneficial conversion features on notes payable).

Net loss attributable to noncontrolling interests in EarthSearch were $28,758 and $4,492 for the three months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2015 and 2014, we funded our operations through financing activities consisting of private placements of equity securities and loans from related and unrelated parties. Our principal use of funds during the three months ended March 31, 2015 and 2014 has been for working capital and general corporate expenses.

Liquidity and Capital Resources during the Three Months ended March 31, 2015 compared to the Three Months ended March 31, 2014

As of March 31, 2015, we had cash of $1,180 and a working capital deficit of $5,632,110.  The Company generated a negative cash flow from operations of $251,919 for the three months ended March 31, 2015, as compared to cash used in operations of $212,497 for the three months ended March 31, 2014. The negative cash flow from operating activities for the three months ended March 31, 2015 is primarily attributable to the Company's net loss of $557,003, offset by noncash depreciation of $3,087, amortization of prepaid license fees of $12,500, accretion of beneficial conversion features on convertible notes payable of $23,078, accrued interest on loans payable of $19,373, changes in operating assets and liabilities of $275,804, and increased by noncontrolling interests in the loss of EarthSearch of $28,758.

The negative cash flow from operating activities for the three months ended March 31, 2014 is primarily attributable to the Company's net income of $476,238, offset by noncash depreciation of $696, stock issued for services of $2,905, amortization of prepaid license fees of $12,500, accretion of beneficial conversion features on convertible notes payable of $97,519, accrued interest on loans payable of $11,279, changes in operating assets and liabilities of $175,783, and increased by a gain on disposal of discontinued operations of 984,115 and noncontrolling interests in the loss of EarthSearch of $4,492.

Cash used in investing activities for the three months ended March 31, 2015 was $4,546 for capital expenditures compared to $-0- for the same period in 2014.

Cash generated from our financing activities was $241,311 for the three months ended March 31, 2015, compared to $216,463 during the comparable period in 2013. The decrease was primarily attributed to proceeds from the issuance of preferred stock of $-0- in 2015 compared to $50,000 in 2014, proceeds from the issuance of preferred stock subscriptions of $-0- in 2015 compared to $43,000 in 2014, proceeds from loans payable of $240,500 in 2015 compared to $60,150 in 2014, and proceeds from loans payable – related parties of $811 in 2015 compared to $63,313 in 2014.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the consolidated financial statements for the year ended December 31, 2014 regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this conclusion by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited annual consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K as filed on April 15, 2015, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company is in default with several of its noteholders as reflected below and disclosed within this report in Notes 2 and 3 of the Notes to the Consolidated Financial Statements dated March 31, 2015.

Panache Capital, LLC	$7,753
Hanover Holdings I, LLC	96,743
Hanover Holdings I, LLC	21,717
Hanover Holdings I, LLC	8,628
Hanover Holdings I, LLC	19,914
Azfar Hague	15,326
Andre Fluellen	3,500
Andre Fluellen	3,150
Asher Enterprises, Inc.	16,406
Bulldog Insurance	6,005
WHC Capital, LLC	5,656
Andre Fluellen	9,067
Azfar Hague	3,450
LG Capital Funding, LLC	31,409
Bulldog Insurance	2,000
Tangiers Investment Group, LLC	19,456
Israek Idonije	4,294
Asher Enterprises, Inc.	28,955
Andre Fluellen	8,500
WHC Capital, LLC	23,034
Asher Enterprises, Inc.	29,255
Andre Fluellen	8,900
Microcap Equity Group LLC	13,967
Robert Saidel	208,763

$595,848

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

Date: May 15, 2015	By: /s/ Kayode Aladesuyi
Kayode Aladesuyi
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

