Form 10-Q
period 2015-06-30
EAST COAST DIVERSIFIED CORP
filed 2015-08-14
CIK 1256540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

[ ]	Large accelerated filer	[ ]	Accelerated filer

[ ]	Non-accelerated filer (Do not check if a smallerreporting company)	[X]	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 14, 2015, the issuer had 12,409,117,071 shares of its Common Stock, $0.001 par value, outstanding.

EAST COAST DIVERSIFIED CORPORATION

FORM 10-Q

JUNE 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Current assets
Cash	$-	$16,334
Accounts receivable, net	334,263	185,342
Inventory	183,038	250,643
Prepaid license fees	12,500	37,500
Prepaid expenses	1,177	90,956
Total current assets	530,978	580,775

Property and equipment, net	23,722	25,827

Other assets
Intangible assets	700,000	150,000
Security deposits	20,000	20,000
Total other assets	720,000	170,000

Total assets	$1,274,700	$776,602

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets (Continued)

	June 30, 2015	December 31, 2014

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$4,124	$5,725
Loans payable, current	1,248,387	861,296
Loans payable - related parties, current	738,837	721,075
Due to related party	368,617	-
Accounts payable and accrued expenses	837,156	1,034,734
Accrued payroll and related liabilities	3,782,331	2,919,505
Deferred revenue	73,328	83,330
Total current liabilities	7,052,780	5,625,665

Other liabilities	-	-

Total liabilities	7,052,780	5,625,665

Commitments and contingencies:	-	-

Amounts payable in common stock	2,925	2,925

Derivative liability	1,575	1,575

Stockholders’ deficit
Preferred stock, $0.001 par value, 600,000,000 shares authorized:
Series A preferred stock, 423,437,090 and 423,437,090 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	423,437	423,437
Series B preferred stock, 2,169 and 2,169 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2	2
Common stock, $0.001 par value, 24,400,000,000 shares authorized, 12,409,117,071 and 12,409,117,071 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	12,409,117	12,409,117
Additional paid-in capital	5,714,716	5,714,716
Preferred stock issuable	17,500	17,500
Preferred stock subscriptions receivable	(1,087,498)	(1,087,498)
Accumulated deficit	(22,820,162)	(21,926,354)
Total East Coast Diversified stockholders’ deficit	(5,342,888)	(4,449,080)
Noncontrolling interest	(439,692)	(404,483)
Total stockholders’ deficit	(5,782,580)	(4,853,563)

Total liabilities and stockholders’ deficit	$1,274,700	$776,602

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Product sales	$72,312	$45,858	$204,906	$54,627
License Fees	5,001	5,001	10,002	6,668
Consulting and development	70,000	-	120,000	-
Advertising revenue			1,022	-
User fees	9,606	7,441	19,086	15,112
Total revenues	156,919	58,300	355,016	76,407

Operating Expenses
Cost of revenues:
Product sales	37,100	28,071	118,366	31,660
User fees	10,634	9,645	17,803	13,075
Selling, general and administrative expense	416,168	318,072	1,056,636	732,731

Total operating expenses	463,902	355,788	1,192,805	777,466

Loss from operations	(306,983)	(297,488)	(837,789)	(701,059)

Other income (expense)
Interest expense	(36,273)	(107,522)	(91,228)	(216,320)
Change in derivative liability	-	63,700	-	63,700
Total other income (expense)	(36,273)	(43,822)	(91,228)	(152,620)

Net loss from continuing operations	(343,256)	(341,310)	(929,017)	(853,679)
Net loss attributable to noncontrolling interests	6,451	4,245	35,209	8,737

Net loss attributable to East Coast Diversified Corporation	(336,805)	(337,065)	(893,808)	(844,942)

Net income from discontinued operations, net of tax	-	-	-	984,115

Total net loss after discontinued operations	$(336,805)	$(337,065)	$(893,808)	$139,173

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outsanding during the period - basic and diluted	12,409,117,071	10,510,546,241	12,409,117,071	7,248,045,703

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(893,808)	$139,173
Adjustments to reconcile net income (loss) to net cash used in operations:
Noncontrolling interests	(35,209)	(8,737)
Depreciation and amortization	6,651	1,391
Stock issued for services and compensation	-	2,096
Amortization of prepaid license fee	25,000	25,000
Gain on disposal of discontinued operations	-	(984,115)
Accretion of beneficial conversion feature on convertible notes payable as interest	27,340	188,303
Change in derivative liability	-	(63,700)
Interest accrued on loans payable	38,902	28,018
Changes in operating assets and liabilities:
Accounts receivable, net	(196,921)	(75,912)
Inventory	67,605	7,573
Prepaid expenses	89,779	(603)
Security deposits	-	4,592
Bank overdraft, net	(1,601)	4,777
Due to related party	-	(10,120)
Accounts payable and accrued expenses	(197,578)	14,651
Accrued payroll and related liabilities	862,826	228,714
Due to related party	(181,383)	-
Deferred revenue	(10,002)	93,332
Net cash used in operating activities	(398,399)	(405,567)

Cash flows from investing activities:
Capital expenditures	(4,546)	-
Net cash used in investing activities	(4,546)	-

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	95,000
Proceeds from preferred stock subscriptions	-	64,000
Proceeds from loans payable	385,800	97,850
Proceeds from loans payable - related party	811	152,142
Net cash from financing activities	386,611	408,992

Net increase (decrease) in cash	(16,334)	3,425

Cash at beginning of period	16,334	241

Cash at end of period	$-	$3,666

See accompanying notes to consolidated financial statements.

Continued

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Renewal of perpetual technology license agreement	$550,000	$-

Issuance of 7,674,970,146 shares of common stock in conversion of loans payable, respectively	$-	$428,418

Issuance of 17,000,000 shares of Series A preferred stock in conversion of loans payable	$-	$34,000

Issuance of 675,304,000 shares of common stock in conversion of loans payable - related parties	$-	$20,808

Issuance of 15,000,000 shares of common stock previously held as common stock issuable	$-	$4,500

Issuance of 63,449,999 shares of Series A preferred stock previously held as preferred stock issuable	$-	$147,000

Issuance of 1,820,000,000 shares of common stock in settlement of loans and accounts payable converted to Amounts payable in common stock, respectively	$-	$118,300

Beneficial conversion feature of convertible notes payable	$-	$215,390

See accompanying notes to consolidated financial statements.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 1 – Organization, Presentation, and Going Concern

Organization

East Coast Diversified Corp. (the “Company”) was incorporated in Florida on May 27, 1994 as Plantastic Corp. In June 2003, the Company changed its name to East Coast Diversified Corporation from Lifekeepers International, Inc. and changed its domicile to Nevada.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $22,820,162 at June 30, 2015, a net loss and net cash used in operations of $893,808 and $398,399, respectively, for the six months ended June 30, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 – Loans Payable

Loans payable at June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014

On February 17, 2012, Panache Capital, LLC entered into an agreement to purchase $50,000 of the note payable to Azfar Haque. The Company exchanged the original note to Mr. Haque with a new note to Pananche which bears interest at 10% per annum and was due February 17, 2013. During the year ended December 31, 2012, $44,348 of the note was converted to common stock. Accrued interest is equal to $2,242 and $1,962 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	7,894	7,614

Unsecured $70,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due was October 24 2013. Accrued interest is equal to $28,837 and $24,672 at June 30, 2015 and December 31, 2014, resepctively. This note is in default at June 30, 2015.	98,837	94,672

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 2 – Loans Payable (Continued)

	June 30, 2015	December 31, 2014

Unsecured $16,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due May 3, 2013. Accrued interest is equal to $6,196 and $5,244 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	22,196	21,244

Unsecured $12,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due February 5, 2013. During the year ended December 31, 2013, $6,210 of the note was converted to common stock. Accrued interest is equal to $3,011 and $2,667 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	8,801	8,457

Unsecured $15,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due March 26, 2013. Accrued interest is equal to $5,363 and $4,470 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	20,363	19,470

Unsecured $39,647 note payable to Azfar Hague, which bears interest at 9% per annum and was due April 25, 2013. $20,000 of this note was purchased by Tangiers Investment Group, LLC on July 26, 2013. During the year ended December 31, 2014, $9,000 of the note was converted to common stock. Accrued interest is equal to $4,918 and $4,443 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	15,565	15,090

Unsecured $3,000 note payable to Andre Fluellen, which calls for flat interest of $500 at maturity and was due December 1, 2013. This note was settled against accounts receivable due from Mr. Fluellen as of June 30, 2015.	-	3,500

Unsecured $3,000 note payable to Andre Fluellen, which calls for flat interest of $150 at maturity and was due February 22, 2014. This note was settled against accounts receivable due from Mr. Fluellen as of June 30, 2015.	-	3,150

Unsecured $14,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and is due May 5, 2014. The note is discounted for its unamortized beneficial conversion feature of $6,202 at December 31, 2013. Accrued interest is equal to $2,195 and $1,620 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	16,695	16,120

Unsecured $8,500 note payable to Bulldog Insurance, which bears interest at 5% per annum and due February 28, 2014. During the year ended December 31, 2014, $3,000 of the note was converted to common stock. Accrued interest is equal to $574 and $437 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	6,074	5,937

Unsecured $5,000 convertible note payable to WHC Capital, LLC., which bears interest at 8% per annum and was due August 12, 2014. The note is discounted for its unamortized beneficial conversion feature of $3,068 at December 31, 2013. Accrued interest is equal to $756 and $557 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	5,756	5,557

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 2 – Loans Payable (Continued)

	June 30, 2015	December 31, 2014

Unsecured $7,700 convertible note payable to Andre Fluellen, which calls for flat interest of $770 due at maturity and was due June 21, 2014. Accrued interest is equal to $1,177 at December 31, 2014. This note, including accrued interest of $1,559, was settled against accounts receivable due from Mr. Fluellen as of June 30, 2015.	-	8,877

Unsecured $3,450 non-interest bearing note payable to Azfar Hague due September 20, 2014. This note is in default at June 30, 2015.	3,450	3,450

Unsecured $2,000 non-interest bearing note payable to Bulldog Insurance due September 26, 2014. This note is in default at June 30, 2015.	2,000	2,000

Unsecured $29,000 convertible note payable to LG Capital Funding, LLC., which bears interest at 8% per annum and was due March 17, 2015. The note is discounted for its unamortized beneficial conversion feature of $6,039 at December 31, 2014. Accrued interest is equal to $2,987 and $1,837 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	31,987	24,798

Unsecured $18,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 8% per annum and is due March 27, 2015. The note is discounted for its unamortized beneficial conversion feature of $4,241 at December 31, 2014. Accrued interest is equal to $1,815 and $1,101 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	19,815	14,860

Unsecured $6,000 note payable to Andre Fluellen, which bears interest at 10% per annum and is due June 21, 2015. Accrued interest is equal to and $317 at December 31, 2014. This note, including accrued interest of $615, was settled against accounts receivable due from Mr. Fluellen as of June 30, 2015.	-	6,317

Unsecured $10,000 note payable to Falmouth Street Holdings, LLC, which bears interest at 10% per annum and is due on demand. Accrued interest is equal to $1,222 and $726 at June 30, 2015 and December 31, 2014, respectively.	11,222	10,726

On April 9, 2014, GEL Properties, LLC entered into an agreement to purchase $24,000 of notes payable to Frank Russo. The note bears interest at 8% per annum and is due April 9, 2015. During the year ended December 31, 2014, $16,500 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $2,015 at December 31, 2014. Accrued interest is equal to $1,031 and $733 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	8,531	6,218

Unsecured $5,000 note payable to Israek Idonije, which is noninterest bearing and was due July 3, 2014. During the year ended December 31, 2014, $2,800 was repaid on the loan and $3,674 and $1,986 of penalty interest was accrued at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	4,404	4,186

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 2 – Loans Payable (Continued)

	June 30, 2015	December 31, 2014

Unsecured $35,000 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $9,676 and $7,593 at June 30, 2105 and December 31, 2014, respectively.	44,676	42,593

Unsecured $43,922 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $12,140 and $9,526 at June 30, 2015 and December 31, 2014, respectively.	56,062	53,448

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due January 31, 2014. During the year ended December 31, 2014, $7,988 of the note was converted to common stock. Accrued interest is equal to $4,932 and $3,959 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	29,444	28,471

Unsecured $7,000 note payable to Andre Fluellen, which calls for flat interest of $1,500 at maturity and was due October 30, 2013. This note was settled against accounts receivable due from Mr. Fluellen as of June 30, 2015.	-	8,500

Unsecured $20,000 convertible note payable to WHC Capital, LLC., which bears interest at 8% per annum and was due March 9, 2014. Accrued interest is equal to $3,433 and $2,639 at June 30, 2015 and December 31, 2014. This note is in default at June 30, 2015.	23,433	22,639

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due March 3, 2014. During the year ended December 31, 2014, $7,500 of the note was converted to common stock. Accrued interest is equal to $4,754 and $3,762 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	29,754	28,762

Unsecured $7,500 note payable to Andre Fluellen, which calls for flat interest of $1,400 at maturity and was due December 1, 2013. This note was settled against accounts receivable due from Mr. Fluellen as of June 30, 2015.	-	8,900

On May 7, 2014, LG Capital Funding, LLC entered into an agreement to purchase $40,000 of notes payable to Frank Russo. The note bears interest at 8% per annum and is due May 7, 2015. The note is discounted for its unamortized beneficial conversion feature of $13,917 at December 31, 2014. Accrued interest is equal to $3,674 and $2,087 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	43,674	28,170

Unsecured $12,5000 convertible note payable to Microcap Equity Group LLC, which bears interest at 12% per annum and was due October 8, 2014. Accrued interest is equal to $1,841 and $1,097 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	14,341	13,597

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 2 – Loans Payable (Continued)

	June 30, 2015	December 31,2014

Unsecured $4,200 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 8% per annum and is due April 8, 2015. The note is discounted for its unamortized beneficial conversion feature of $1,128 at December 31, 2014. Accrued interest is equal to $413 and $246 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	4,613	3,318

Unsecured loan advances payable to Health Information Systems Fund, LLC, which bear no interest and are due on demand.	718,800	333,000

Unsecured $5,000 note payable to Andre Fluellen, which bears interest at 10% per annum and is due September 9, 2015. Accrued interest is equal to $155 at and December 31, 2014. This note, including accrued interest of $403, was settled against accounts receivable due from Mr. Fluellen as of June 30, 2015.	-	5,155

Unsecured $2,500 note payable to Andre Fluellen, which bears interest at 10% per annum and is due October 20, 2015. This note, including accrued interest of $173, was settled against accounts receivable due from Mr. Fluellen as of June 30, 2015.	-	2,500

Total Loans Payable	$1,248,387	$861,296

The Company accrued interest expense of $21,951 and $14,261 for the six months ended June 30, 2015 and 2014, respectively, on the above loans. Accrued interest is included in the loan balances.

The Company borrowed $385,800 and $97,850 during the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, the Company settled $48,000 of loans payable against outstanding accounts receivable. During the six months ended June 30, 2014, the Company converted $428,418 of loans payable into 7,674,970,146 shares of the Company’s common stock and $34,000 of loans payable into 17,000,000 shares of the Company’s Series A preferred stock.

Note 3 – Related Parties

Loans payable – related parties at June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014

Unsecured non-interest bearing notes payable, due on demand, to Frank Russo, a shareholder and former Director of the Company. During the year ended December 31, 2014, Mr. Russo loaned the Company an additional $28,800, $20,808 of the note was converted to common stock, and $144,000 was purchased by four unrelated parties.	$165,421	$165,421

Unsecured notes payable to Edward Eppel, a shareholder and Director of the Company, which bears interest at 10% per annum and is due on demand. During the six months ended June 30, 2015, Mr Eppel loaned the Company an additional $811. Accrued interest is equal to $81,070 and $73,803, respectively.	264,481	256,403

Unsecured $20,000 note payable to Robert Saidel, a shareholder of the Company, which bears interest at 7% per annum and due December 1, 2013. Accrued interest is equal to $2,947 and $2,253 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	22,947	22,253

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 3 – Related Parties (Continued)

	June 30, 2015	December 31, 2014

Unsecured $7,500 note payable to Robert Saidel, which bears interest at 7% per annum and due January 8, 2014. Accrued interest is equal to $1,039 and $779 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	8,539	8,279

Unsecured $10,000 note payable to Robert Saidel, which bears interest at 7% per annum and due February 16, 2014. Accrued interest is equal to $1,312 and $964 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	11,312	10,964

Unsecured $4,000 note payable to Robert Saidel, which bears interest at 7% per annum and due March 9, 2014. Accrued interest is equal to $508 and $369 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	4,508	4,369

Unsecured $137,833 note payable to Robert Saidel, which bears interest at 7% per annum and due April 25, 2014. Accrued interest is equal to $16,000 and $11,216 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	153,833	149,049

Unsecured $10,000 note payable to Robert Saidel, which bears interest at 7% per annum and due February 28, 2015. Accrued interest is equal to $929 and $581 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	10,929	10,581

Unsecured $20,000 note payable to Frank Russo, which bears interest at 7% per annum and was due April 3, 2015. Accrued interest is equal to $2,172 and $1,304 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	27,172	26,304

Unsecured $63,250 notes payable to Frank Russo, which bear interest at 7% per annum and was due May 1, 2015 through June 25, 2015. Accrued interest is equal to $5,024 and $2,828 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	68,274	66,078

Unsecured $1,350 note payable to Frank Russo, which bears interest at 7% per annum and was due May 30, 2015. Accrued interest is equal to $71 and $24 at June 30, 2015 and December 31, 2014, respectively. This note is in default at June 30, 2015.	1,421	1,374

Total loans payable - related parties	$738,837	$721,075

The Company accrued interest expense of $16,951 and $13,757 for the six months ended June 30, 2015 and 2014, respectively, on the above loans. Accrued interest is included in the loan balances.

The Company borrowed $811 and $63,313 from related parties during the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2014, the Company converted $20,808 of loans payable to related parties into 675,304,000 shares of the Company’s common stock.

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents. Mr. Aladesuyi is the managing member of BBGN&K. The license agreement calls for royalty payments beginning in 2012 of 8% of the Company’s revenues to be paid quarterly. Royalty fees were $37,689 and $3,236 for the six months ended June 30, 2015 and 2014, respectively. On May 14, 2015, the Company and BBGN&K agreed to extend the license agreement under the following terms: a) the term of the agreement is in perpetuity, b) royalties shall be 8% of the Company’s revenue in the continental Unites States and 30% of revenue outside the continental Unites States, and c) the Company shall pay a one-time renewal fee of $550,000. As of June 30, 2015, the Company has paid $181,383 of the renewal fee leaving a balance of $368,617 as due to related party.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 4 – Accounts Payable and Accrued Expenses; Accrued Payroll and Related Liabilities

Accounts payable and accrued expenses consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Trade accounts payable	$594,747	$554,475
Interest payable	32,781	291,400
Accrued expenses	209,628	188,859

	$837,156	$1,034,734

$12,504 and $-0- of interest was accrued on payroll tax liabilities during the six months ended June 30, 2015 and 2014, respectively.

Accrued payroll and related liabilities consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Accrued payroll	$878,629	$658,629
Accrued directors’ compensation	530,000	470,000
Accrued payroll taxes	2,373,702	1,790,876

	$3,782,331	$2,919,505

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

As common stock is issued in installments on the settlement, the Amounts Payable in Common Stock and the Derivative Liability will be reduced accordingly. No common stock was issued on the settlement during the six months ended June 30, 2015. During the six months ended June 30, 2014, 1,820,000,000 shares of common stock, with a market value of $182,000, were issued to Ironridge in settlement of $118,300 of the liability, resulting in the reduction of the derivative liability of $63,700.

Note 6 – Stockholders’ Deficit

Authorized Capital

The Company has 24,400,000,000 authorized shares of Common Stock at $0.001 par value and 600,000,000 authorized shares of Preferred Stock at par value of $0.001 per share.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 6 – Stockholders’ Deficit (Continued)

On September 17, 2010, the Board authorized the creation of a common stock incentive plan (the “2010 Stock Incentive Plan”) for our management and consultants. The Company registered twenty five million (25,000,000) shares of its common stock pursuant to the 2010

Stock Incentive Plan on Form S-8 filed with the Commission on September 27, 2010. As of June 30, 2015, no options have been granted under the plan.

Note 7 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities in Marietta, Georgia. The term of the lease is 66 months with escalating lease payments beginning at $2,163 per month. At June 30, 2015, future minimum lease payments under the lease are as follows:

2015	14,183
2016	29,219
2017	15,054

$58,456

Rent expense was $17,191 and $15,078 for the six months ended June 30, 2015 and 2014, respectively.

License Agreements

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of BBGN&K. The license agreement calls for royalty payments beginning in 2012 of 8% of the revenue generated from the use of the license, to be paid quarterly. Royalty expense was $37,689 and $3,236 for the six months ended June 30, 2015 and 2014, respectively. On May 14, 2015, the Company and BBGN&K agreed to extend the license agreement under the following terms: a) the term of the agreement is in perpetuity, b) royalties shall be 8% of the Company’s revenue in the continental Unites States and 30% of revenue outside the continental Unites States, and c) the Company shall pay a one-time renewal fee of $550,000.

On August 5, 2012, the Company entered into a license agreement with Web Asset, LLC (“Web Asset”) for the rights to use certain social media concept and idea created by Mr. Kayode Aladesuyi. The license agreement calls for royalty payments of 49% of the revenues earned by the Company in its use of the social media concept after the Company has earned its first $2,000,000 of revenue, payable quarterly. No royalty payments have been made as of June 30, 2015.

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

Plan of Operation

Since acquiring EarthSearch in April of 2010, ECDC has embarked on developing its technology operations and improving its product offerings to the market. Two of the business divisions, “StudentConnect” and “EarthSearch” are now in the commercial phase of operations. Vir2o our social media division was launched in June 2014 and the recently concluded redesign is slated for launch in the fourth quarter of 2015. Currently, we have completed the development of two proprietary technologies, (i) wireless communications between GPS & RFID (comprising of several GPS, RFID and cargo locking devices) and (ii) “nVite” which is a proprietary environment sharing application for our social media division. Additionally, we developed several web assets, comprised of five proprietary “Software” for the operation and management of our businesses, the following list represents proprietary software owned by the company:

1.	GATIS – Global Asset Tracking & Identification Systems
2.	CARAS – Customs And Revenue Authority Systems
3.	StudentConnect – Student Transportation System
4.	SCAAP – StudentConnect Advertisement Aggregation Platform
5.	Vir2o – Online Social Media Platform

EarthSearch

On August 1, 2015 we launched our low cost GPS devices, Halo2, which we believe will allow us to be more competitive in the market. Our goal is to reenergize the EarthSearch basic GPS business with Halo2 and create a mass-market solution for small businesses. We believe the product will allow us to be more competitive globally, where cheaper Chinese products have created significant competition for our business. We delivered an additional 500 units of Halo2 to Halogen Securities in Nigeria and have commenced marketing activities in the United States.

We launched the website for Halo2, www.gatis-lowcostgps.com. Additionally, we created our first mobile device application, GATIS mobile app, to support our GPS business.

We also entered into an agreement with PassBox Global, in Jonesboro, Georgia, to install our TrailerSeal on all of their manufactured containers. An initial order of forty container seals, humidity and temperature sensors were delivered under the agreement. We are awaiting the launch of the Passbox operations to expand sales of our TrailerSeal to additional containers.

StudentConnect

StudentConnect began commercial deployment in the first quarter of 2014. In February 2014, we deployed StudentConnect on school buses in school districts in Georgia, Arkansas, Kentucky, California, and South Carolina. In 2015 we deployed an additional 400 units in California, Dubai and Lebanon. We enhanced the StudentConnect mobile application to include access for both transportation directors and drivers. This application can now be downloaded in the iOS and Google Play stores. Recently, we added several enhancements to our software, which we believe will make us even more competitive in the market. Some of the new features include built-in automated routing software that would allow transportation directors to create routes and a pre/post trip inspection capability that will allow drivers to check their buses pre and post trip.

Verizon government sales executives continue to market StudentConnect products to school districts.

Additionally, on November 12, 2014, we entered into an advertising agreement with AdMedia, which began posting advertisements on student status messages. We will earn between $0.50 and $5.00 per ad click and $4.00 and $10.00 per thousand impression under the agreement. We will continue to promote our proprietary advertising platform, SCAAP, directly to businesses and ad agencies in the districts where we have launched our services. We previously generated advertising revenue at the end of the last school year through AdMedia.

We deployed our proprietary advertising platform in StudentConnect Advertising Aggregation Platform (SCAAP) in August 2015 and will market it to business advertisers for direct advertisement on the StudentConnect System.

We have deployed the StudentConnect hardware and software at the following school districts under a 5 year service agreement:

●	St Joseph School Antoura, Beirut, Lebanon
●	Chattooga County School, GA
●	Sanger Unified School district, CA
●	Napa Valley Unified School District, CA
●	Bassett County Unified School District, CA
●	Logan County School District, KY
●	Regional Transportation Authority, Dubai UAE
●	Twin River Unified District, CA
●	Morgan Hill Unified District, CA

There are currently four school districts in contract negotiations.

On January 15, 2014, we launched a licensing program for exclusive distributorship that would allow for rapid deployment of StudentConnect in key US and global markets. We have successfully deployed our StudentConnect product on the Verizon Network. We completed sales training with Verizon government sales team.

We executed licensing agreements with the following:

●	Neuva Tech California
●	Smart1st –Licensee Lebanon
●	InGlobs, Lebanon - Regional Marketing and Service Support Rep for Middle East Region
●	DataConsulting, Saudi Arabia
●	Location Solution, Dubai
●	RTA, UAE

We have executed license agreements with Location Solution in Dubai and DataConsulting in Saudi Arabia. Further, we will launch services in Dubai in September 2015. Conversations with potential partners is continuing in both Jordan and Bahrain.

Vir2o

We plan to relaunch Vir2o in the fall of 2015, however the implementation of the new design is still ongoing. Vir2o, our social media division, has launched its first marketing campaign in the US and North America. We executed a promotional agreement with CBS local Atlanta radio station, WVEE, as the first beta test for our marketing strategy for North America.

We plan to introduce commercial content and ecommerce into the social media space. We have entered into an agreement with Amazon, collegebooks.com and fanatics.com, an online retailer of sporting goods.

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

Results of Operations

For the Three months Ended June 30, 2015 and 2014

Revenues

For the three months ended June 30, 2015, our revenue was $156,919 compared to $58,300 for the same period in 2014, representing an increase of 169%. This increase is attributed to our commencing installations of our StudentConnect products, development fees earned in connection with licensing the StudentConnect products overseas and increased volume in our RFID/GPS product line.

Revenues are generated from five separate but related offerings, RFID/GPS product sales, license fees, consulting services, advertising revenues, and user fees for GATIS – our advanced web based asset management platform. We generated revenues from product sales of $72,312 and $45,858 for the three months ended June 30, 2015 and 2014, respectively. Revenues for license fees were $5,001 and $5,001 for the three months ended June 30, 2015 and 2014. Revenues for consulting and development services were $70,000 and $-0- for the three months ended June 30, 2015 and 2014. Advertising revenues were $-0- and $-0- for the three months ended June 30, 2015 and 2014. User fees were $9,606 and $7,441 for the three months ended June 30, 2015 and 2014, respectively.

Operating Expenses

For the three months ended June 30, 2015, operating expenses were $463,902 compared to $355,788 for the same period in 2014, an increase of 30%.

Cost of revenues increased $10,018 and is directly attributable to the increase in product sales for the three months ended June 30, 2015.

For the three months ended June 30, 2015, selling, general and administrative expenses were $416,168 compared to $318,072 for the same period in 2014, an increase of 31%. This increase was primarily caused by increases in royalty expense of $27,576, marketing expenses of $25,688, and payroll expenses of $22,275.

Net Loss

We generated net losses from continuing operations of $343,256 for the three months ended June 30, 2015 compared to $341,310 for the same period in 2014, an increase of 1%. Included in the net loss for the three months ended June 30, 2015 was interest expense of $36,273 (of which $4,262 represents accretion of embedded beneficial conversion features on notes payable). Included in the net loss for the three months ended June 30, 2014 was interest expense of $107,522 (of which $90,784 represents accretion of embedded beneficial conversion features on notes payable), offset by a change in derivative liability of $63,700.

Net loss attributable to noncontrolling interests in EarthSearch were $6,451 and $4,245 for the three months ended June 30, 2015 and 2014, respectively.

For the Six months Ended June 30, 2015 and 2014

Revenues

For the six months ended June 30, 2015, our revenue was $355,016 compared to $76,407 for the same period in 2014, representing an increase of 363%. This increase is attributed to our commencing installations of our StudentConnect products, development fees earned in connection with licensing the StudentConnect products overseas and increased volume in our RFID/GPS product line.

Revenues are generated from five separate but related offerings, RFID/GPS product sales, license fees, consulting services, advertising revenues, and user fees for GATIS – our advanced web based asset management platform. We generated revenues from product sales of $204,906 and $54,627 for the six months ended June 30, 2015 and 2014, respectively. Revenues for license fees were $10,002 and $6,668 for the six months ended June 30, 2015 and 2014. Revenues for consulting and development services were $120,000 and $-0- for the six months ended June 30, 2015 and 2014. Advertising revenues were $1,022 and $-0- for the six months ended June 30, 2015 and 2014. User fees were $19,086 and $15,112 for the six months ended June 30, 2015 and 2014, respectively.

Operating Expenses

For the six months ended June 30, 2015, operating expenses were $1,192,805 compared to $777,466 for the same period in 2014, an increase of 53%.

Cost of revenues increased $91,434 and is directly attributable to the increase in product sales for the six months ended June 30, 2015.

For the six months ended June 30, 2015, selling, general and administrative expenses were $1,056,636 compared to $732,731 for the same period in 2014, an increase of 44%. This increase was primarily caused by an increase in fines on unpaid payroll taxes of $293.871.

Net Loss

We generated net losses from continuing operations of $929,017 for the six months ended June 30, 2015 compared to $853,679 for the same period in 2014, an increase of 9%. Included in the net loss for the six months ended June 30, 2015 was interest expense of $91,228 (of which $23,078 represents accretion of embedded beneficial conversion features on notes payable). Included in the net loss for the six months ended June 30, 2014 was interest expense of $216,320 (of which $188,303 represents accretion of embedded beneficial conversion features on notes payable), offset by a change in derivative liability of $63,700.

Net loss attributable to noncontrolling interests in EarthSearch were $35,209 and $8,737 for the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2015 and 2014, we funded our operations through financing activities consisting of private placements of equity securities and loans from related and unrelated parties. Our principal use of funds during the six months ended June 30, 2015 and 2014 has been for working capital and general corporate expenses.

Liquidity and Capital Resources during the Six months ended June 30, 2015 compared to the Six months ended June 30, 2014

As of June 30, 2015, we had no cash and a working capital deficit of $6,521,802. The Company generated a negative cash flow from operations of $398,399 for the six months ended June 30, 2015, as compared to cash used in operations of $405,567 for the six months ended June 30, 2014. The negative cash flow from operating activities for the six months ended June 30, 2015 is primarily attributable to the Company’s net loss of $893,808, offset by noncash depreciation of $6,651, amortization of prepaid license fees of $25,000, accretion of beneficial conversion features on convertible notes payable of $27,340, accrued interest on loans payable of $38,902, changes in operating assets and liabilities of $432,725, and increased by noncontrolling interests in the loss of EarthSearch of $35,209.

The negative cash flow from operating activities for the six months ended June 30, 2014 is primarily attributable to the Company’s net income of $139,173, offset by noncash depreciation of $1,391, stock issued for services of $2,096, amortization of prepaid license fees of $25,000, accretion of beneficial conversion features on convertible notes payable of $188,303, accrued interest on loans payable of $28,018, changes in operating assets and liabilities of $267,004, and increased by a gain on disposal of discontinued operations of $984,115, change in derivative liability of $63,700 and noncontrolling interests in the loss of EarthSearch of $8,737.

Cash used in investing activities for the six months ended June 30, 2015 was $4,546 for capital expenditures compared to $-0- for the same period in 2014.

Cash generated from our financing activities was $386,611 for the six months ended June 30, 2015, compared to $408,992 during the comparable period in 2014. The decrease was primarily attributed to proceeds from the issuance of preferred stock of $-0- in 2015 compared to $95,000 in 2014, proceeds from the issuance of preferred stock subscriptions of $-0- in 2015 compared to $64,000 in 2014, proceeds from loans payable of $385,800 in 2015 compared to $97,850 in 2014, and proceeds from loans payable – related parties of $811 in 2015 compared to $152,142 in 2014.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company is in default with several of its noteholders as reflected below and disclosed within this report in Notes 2 and 3 of the Notes to the Consolidated Financial Statements dated June 30, 2015.

Panache Capital, LLC	$7,894
Hanover Holdings I, LLC	98,837
Hanover Holdings I, LLC	22,196
Hanover Holdings I, LLC	8,801
Hanover Holdings I, LLC	20,363
Azfar Hague	15,565
Asher Enterprises, Inc.	16,695
Bulldog Insurance	6,074
WHC Capital, LLC	5,756
Azfar Hague	3,450
Bulldog Insurance	2,000
LG Capital Funding, LLC	31,987
Tangiers Investment Group, LLC	19,815
GEL Properties, LLC	8,531
Israek Idonije	4,404
Asher Enterprises, Inc.	29,444
WHC Capital, LLC	23,433
Asher Enterprises, Inc.	29,754
LG Capital Funding, LLC	43,674
Microcap Equity Group LLC	14,341
Tangiers Investment Group, LLC	4,613
Robert Saidel	212,068
Frank Russo	96,867

$726,562

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

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

Date: August 14, 2015	By:	/s/ Kayode Aladesuyi
Kayode Aladesuyi
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

