Form 10-Q
period 2015-09-30
EAST COAST DIVERSIFIED CORP
filed 2015-11-18
CIK 1256540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

[ ]	Large accelerated filer	[ ]	Accelerated filer

[ ]	Non-accelerated filer (Do not check if a smaller reporting company)	[X]	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 18, 2015, the issuer had 12,409,117,071 shares of its Common Stock, $0.001 par value, outstanding.

EAST COAST DIVERSIFIED CORPORATION

FORM 10-Q

SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Current assets
Cash	$4,053	$16,334
Accounts receivable, net of allowance for doubtful accounts of $66,000 at September 30, 2015 and December 31, 2014	343,087	185,342
Inventory	178,413	250,643
Prepaid license fees	-	37,500
Prepaid expenses	1,568	90,956
Total current assets	527,121	580,775

Property and equipment, net	20,750	25,827

Other assets
Intangible assets	700,000	150,000
Security deposits	20,000	20,000
Total other assets	720,000	170,000

Total assets	$1,267,871	$776,602

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Balance Sheets (Continued)

	September 30, 2015	December 31, 2014
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$568	$5,725
Loans payable, current	1,453,583	861,296
Loans payable - related parties, current	747,430	721,075
Due to related party	325,094	-
Accounts payable and accrued expenses	850,623	1,034,734
Accrued payroll and related liabilities	3,925,893	2,919,505
Deferred revenue	68,327	83,330
Total current liabilities	7,371,518	5,625,665

Other liabilities	-	-

Total liabilities	7,371,518	5,625,665

Amounts payable in common stock	2,925	2,925

Derivative liability	1,575	1,575

Stockholders’ deficit
Preferred stock, $0.001 par value, 600,000,000 shares authorized:
Series A preferred stock, 423,437,090 and 423,437,090 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	423,437	423,437
Series B preferred stock, 2,169 and 2,169 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2	2

Common stock, $0.001 par value, 24,400,000,000 shares authorized, 12,409,117,071 and 12,409,117,071 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	12,409,117	12,409,117
Additional paid-in capital	5,714,716	5,714,716
Preferred stock issuable	17,500	17,500
Preferred stock subscriptions receivable	(1,087,498)	(1,087,498)
Accumulated deficit	(23,140,963)	(21,926,354)
Total East Coast Diversified stockholders’ deficit	(5,663,689)	(4,449,080)
Noncontrolling interest	(444,458)	(404,483)
Total stockholders’ deficit	(6,108,147)	(4,853,563)

Total liabilities and stockholders’ deficit	$1,267,871	$776,602

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Product sales	$34,687	$45,593	$239,593	$100,220
License Fees	5,001	-	15,003	6,668
Consulting and development	16,125	100,000	136,125	100,000
Advertising revenue	-	-	1,022	-
User fees	14,944	7,832	34,030	22,944
Total revenues	70,757	153,425	425,773	229,832

Operating Expenses
Cost of revenues:
Product sales	14,829	18,916	133,195	50,576
User fees	31,970	4,731	49,773	17,806
Selling, general and administrative expense	316,943	372,801	1,373,579	1,105,532

Total operating expenses	363,742	396,448	1,556,547	1,173,914

Loss from operations	(292,985)	(243,023)	(1,130,774)	(944,082)

Other income (expense)
Interest expense	(32,582)	(51,296)	(123,810)	(267,616)
Change in derivative liability	-	-	-	63,700
Total other income (expense)	(32,582)	(51,296)	(123,810)	(203,916)

Net loss from continuing operations	(325,567)	(294,319)	(1,254,584)	(1,147,998)
Net loss attributable to noncontrolling interests	4,766	2,361	39,975	11,098

Net loss attributable to East Coast Diversified Corporation	(320,801)	(291,958)	(1,214,609)	(1,136,900)

Net income from discontinued operations, net of tax	-	-	-	984,115

Total net loss after discontinued operations	$(320,801)	$(291,958)	$(1,214,609)	$(152,785)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	12,409,117,071	12,409,117,071	12,409,117,071	8,987,307,849

See accompanying notes to consolidated financial statements.

East Coast Diversified Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,214,609)	$(152,785)
Adjustments to reconcile net income (loss) to net cash used in operations:
Noncontrolling interests	(39,975)	(11,098)
Depreciation and amortization	8,782	1,970
Stock issued for services and compensation	-	2,096
Amortization of prepaid license fee	37,500	37,500
Gain on disposal of discontinued operations	-	(984,115)
Accretion of beneficial conversion feature on convertible notes payable as interest	27,340	220,061
Change in derivative liability	-	(63,700)
Interest accrued on loans payable	58,091	47,555
Changes in operating assets and liabilities:
Accounts receivable, net	(205,745)	(142,970)
Inventory	72,230	2,513
Prepaid expenses	89,388	-
Security deposits	-	4,592
Bank overdraft, net	(5,157)	2,358
Accounts payable and accrued expenses	(184,111)	85,081
Accrued payroll and related liabilities	1,006,388	357,651
Due to related party	(224,906)	(10,120)
Deferred revenue	(15,003)	88,331
Net cash used in operating activities	(589,787)	(515,080)

Cash flows from investing activities:
Capital expenditures	(3,705)	-
Net cash used in investing activities	(3,705)	-

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	120,000
Proceeds from preferred stock subscriptions	-	71,500
Proceeds from loans payable	580,400	157,850
Repayments on loans payable	-	(2,800)
Proceeds from loans payable - related party	811	173,492
Net cash from financing activities	581,211	520,042

Net increase (decrease) in cash	(12,281)	4,962

Cash at beginning of period	16,334	241

Cash at end of period	$4,053	$5,203

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

September 30, 2015

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $23,140,963 at September 30, 2015, a net loss and net cash used in operations of $1,214,609 and $589,787, respectively, for the nine months ended September 30, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 – Long Lived Assets

Property and equipment at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014

Machinery and equipment	$67,558	$63,853
Furniture and fixtures	23,135	23,135
	90,693	86,988
Less: accumulated depreciation	(69,943)	(61,161)

Property and equipment, net	$20,750	$25,827

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 2 – Long Lived Assets (Continued)

Depreciation of property and equipment was $8,782 and $1,970 for the nine months ended September 30, 2015 and 2014, respectively.

Intangible assets consisted of the following as of September 30, 2015 and 2014, respectively:

	September 30, 2015	December 31, 2014

Technology license rights - EarthSearch	$550,000	$-
Social media platform - Wet Winds	150,000	150,000

Total Intangibles	$700,000	$150,000

As the intangible assets have indefinite lives, they are not amortized but rather tested for impairment on a periodic basis. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not recognize any impairment losses for the nine months ended September 30, 2015 and 2014.

Note 3 – Loans Payable

Loans payable at September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014

On February 17, 2012, Panache Capital, LLC entered into an agreement to purchase $50,000 of the note payable to Azfar Haque. The Company exchanged the original note to Mr. Haque with a new note to Pananche which bears interest at 10% per annum and was due February 17, 2013. During the year ended December 31, 2012, $44,348 of the note was converted to common stock. Accrued interest is equal to $2,384 and $1,962 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	8,036	7,614

Unsecured $70,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and due was October 24 2013. Accrued interest is equal to $30,954 and $24,672 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	100,954	94,672

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 3 – Loans Payable (Continued)

	September 30, 2015	December 31, 2014

Unsecured $16,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due May 3, 2013. Accrued interest is equal to $6,680 and $5,244 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	22,680	21,244

Unsecured $12,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due February 5, 2013. During the year ended December 31, 2013, $6,210 of the note was converted to common stock. Accrued interest is equal to $3,186 and $2,667 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	8,976	8,457

Unsecured $15,000 convertible note payable to Hanover Holdings I, LLC, which bears interest at 12% per annum and was due March 26, 2013. Accrued interest is equal to $5,817 and $4,470 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	20,817	19,470

Unsecured $39,647 note payable to Azfar Hague, which bears interest at 9% per annum and was due April 25, 2013. $20,000 of this note was purchased by Tangiers Investment Group, LLC on July 26, 2013. During the year ended December 31, 2014, $9,000 of the note was converted to common stock. Accrued interest is equal to $5,160 and $4,443 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	15,807	15,090

Unsecured $3,000 note payable to Andre Fluellen, which calls for flat interest of $500 at maturity and was due December 1, 2013. This note was settled against accounts receivable due from Mr. Fluellen as of June 30, 2015.	-	3,500

Unsecured $3,000 note payable to Andre Fluellen, which calls for flat interest of $150 at maturity and was due February 22, 2014. This note was settled against accounts receivable due from Mr. Fluellen as of June 30, 2015.	-	3,150

Unsecured $14,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and is due May 5, 2014. The note is discounted for its unamortized beneficial conversion feature of $6,202 at December 31, 2013. Accrued interest is equal to $2,487 and $1,620 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	16,987	16,120

Unsecured $8,500 note payable to Bulldog Insurance, which bears interest at 5% per annum and due February 28, 2014. During the year ended December 31, 2014, $3,000 of the note was converted to common stock. Accrued interest is equal to $643 and $437 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	6,143	5,937

Unsecured $5,000 convertible note payable to WHC Capital, LLC., which bears interest at 8% per annum and was due August 12, 2014. The note is discounted for its unamortized beneficial conversion feature of $3,068 at December 31, 2013. Accrued interest is equal to $857 and $557 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	5,857	5,557

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 3 – Loans Payable (Continued)

	September 30, 2015	December 31, 2014

Unsecured $7,700 convertible note payable to Andre Fluellen, which calls for flat interest of $770 due at maturity and was due June 21, 2014. Accrued interest is equal to $1,177 at December 31, 2014. This note, including accrued interest of $1,559, was settled against accounts receivable due from Mr. Fluellen as of June 30, 2015.	-	8,877

Unsecured $3,450 non-interest bearing note payable to Azfar Hague due September 20, 2014. This note is in default at September 30, 2015.	3,450	3,450

Unsecured $2,000 non-interest bearing note payable to Bulldog Insurance due September 26, 2014. This note is in default at September 30, 2015.	2,000	2,000

Unsecured $29,000 convertible note payable to LG Capital Funding, LLC., which bears interest at 8% per annum and was due March 17, 2015. The note is discounted for its unamortized beneficial conversion feature of $6,039 at December 31, 2014. Accrued interest is equal to $3,572 and $1,837 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	32,572	24,798

Unsecured $18,000 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 8% per annum and is due March 27, 2015. The note is discounted for its unamortized beneficial conversion feature of $4,241 at December 31, 2014. Accrued interest is equal to $2,178 and $1,101 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	20,178	14,860

Unsecured $6,000 note payable to Andre Fluellen, which bears interest at 10% per annum and is due June 21, 2015. Accrued interest is equal to and $317 at December 31, 2014. This note, including accrued interest of $615, was settled against accounts receivable due from Mr. Fluellen as of June 30, 2015.	-	6,317

Unsecured $10,000 note payable to Falmouth Street Holdings, LLC, which bears interest at 10% per annum and is due on demand. Accrued interest is equal to $1,474 and $726 at September 30, 2015 and December 31, 2014, respectively.	11,474	10,726

On April 9, 2014, GEL Properties, LLC entered into an agreement to purchase $24,000 of notes payable to Frank Russo. The note bears interest at 8% per annum and is due April 9, 2015. During the year ended December 31, 2014, $16,500 of the note was converted to common stock. The note is discounted for its unamortized beneficial conversion feature of $2,015 at December 31, 2014. Accrued interest is equal to $1,182 and $733 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	8,682	6,218

Unsecured $5,000 note payable to Israek Idonije, which is noninterest bearing and was due July 3, 2014. During the year ended December 31, 2014, $2,800 was repaid on the loan and $3,674 and $1,986 of penalty interest was accrued at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	4,515	4,186

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 3 – Loans Payable (Continued)

	September 30, 2015	December 31, 2014

Unsecured $35,000 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $10,735 and $7,593 at September 30, 2105 and December 31, 2014, respectively.	45,735	42,593

Unsecured $43,922 convertible note payable to Lucosky Brookman LLP, which bears interest at 12% per annum and due on demand. Accrued interest is equal to $12,140 and $9,526 at September 30, 2015 and December 31, 2014, respectively.	57,390	53,448

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due January 31, 2014. During the year ended December 31, 2014, $7,988 of the note was converted to common stock. Accrued interest is equal to $5,426 and $3,959 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	29,938	28,471

Unsecured $7,000 note payable to Andre Fluellen, which calls for flat interest of $1,500 at maturity and was due October 30, 2013. This note was settled against accounts receivable due from Mr. Fluellen as of June 30, 2015.	-	8,500

Unsecured $20,000 convertible note payable to WHC Capital, LLC., which bears interest at 8% per annum and was due March 9, 2014. Accrued interest is equal to $3,836 and $2,639 at September 30, 2015 and December 31, 2014. This note is in default at September 30, 2015.	23,836	22,639

Unsecured $32,500 convertible note payable to Asher Enterprises, Inc., which bears interest at 8% per annum and was due March 3, 2014. During the year ended December 31, 2014, $7,500 of the note was converted to common stock. Accrued interest is equal to $5,258 and $3,762 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	30,258	28,762

Unsecured $7,500 note payable to Andre Fluellen, which calls for flat interest of $1,400 at maturity and was due December 1, 2013. This note was settled against accounts receivable due from Mr. Fluellen as of June 30, 2015.	-	8,900

On May 7, 2014, LG Capital Funding, LLC entered into an agreement to purchase $40,000 of notes payable to Frank Russo. The note bears interest at 8% per annum and is due May 7, 2015. The note is discounted for its unamortized beneficial conversion feature of $13,917 at December 31, 2014. Accrued interest is equal to $4,481 and $2,087 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	44,481	28,170

Unsecured $12,5000 convertible note payable to Microcap Equity Group LLC, which bears interest at 12% per annum and was due October 8, 2014. Accrued interest is equal to $2,219 and $1,097 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	14,719	13,597

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 3 – Loans Payable (Continued)

	September 30, 2015	December 31, 2014

Unsecured $4,200 convertible note payable to Tangiers Investment Group, LLC., which bears interest at 8% per annum and is due April 8, 2015. The note is discounted for its unamortized beneficial conversion feature of $1,128 at December 31, 2014. Accrued interest is equal to $498 and $246 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	4,698	3,318

Unsecured loan advances payable to Health Information Systems Fund, LLC, which bear no interest and are due on demand.	913,400	333,000

Unsecured $5,000 note payable to Andre Fluellen, which bears interest at 10% per annum and is due September 9, 2015. Accrued interest is equal to $155 at and December 31, 2014. This note, including accrued interest of $403, was settled against accounts receivable due from Mr. Fluellen as of June 30, 2015.	-	5,155

Unsecured $2,500 note payable to Andre Fluellen, which bears interest at 10% per annum and is due October 20, 2015. This note, including accrued interest of $173, was settled against accounts receivable due from Mr. Fluellen as of June 30, 2015.	-	2,500

Total Loans Payable	$1,453,583	$861,296

The Company accrued interest expense of $32,547 and $25,642 for the nine months ended September 30, 2015 and 2014, respectively, on the above loans. Accrued interest is included in the loan balances.

The Company borrowed $580,400 and $157,850 during the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, the Company settled $48,000 of loans payable against outstanding accounts receivable. During the nine months ended September 30, 2014, the Company converted $428,418 of loans payable into 7,674,970,146 shares of the Company’s common stock and $34,000 of loans payable into 17,000,000 shares of the Company’s Series A preferred stock.

Note 4 – Related Parties

Loans payable – related parties at September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014

Unsecured non-interest bearing notes payable, due on demand, to Frank Russo, a shareholder and former Director of the Company. During the year ended December 31, 2014, Mr. Russo loaned the Company an additional $28,800, $20,808 of the note was converted to common stock, and $144,000 was purchased by four unrelated parties.	$165,421	$165,421

Unsecured notes payable to Edward Eppel, a shareholder and Director of the Company, which bears interest at 10% per annum and is due on demand. During the nine months ended September 30, 2015, Mr Eppel loaned the Company an additional $811. Accrued interest is equal to $84,742 and $73,803, respectively.	268,153	256,403

Unsecured $20,000 note payable to Robert Saidel, a shareholder of the Company, which bears interest at 7% per annum and due December 1, 2013. Accrued interest is equal to $3,300 and $2,253 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	23,300	22,253

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 4 – Related Parties (Continued)

	September 30, 2015	December 31, 2014

Unsecured $7,500 note payable to Robert Saidel, which bears interest at 7% per annum and due January 8, 2014. Accrued interest is equal to $1,171 and $779 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	8,671	8,279

Unsecured $10,000 note payable to Robert Saidel, which bears interest at 7% per annum and due February 16, 2014. Accrued interest is equal to $1,488 and $964 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	11,488	10,964

Unsecured $4,000 note payable to Robert Saidel, which bears interest at 7% per annum and due March 9, 2014. Accrued interest is equal to $579 and $369 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	4,579	4,369

Unsecured $137,833 note payable to Robert Saidel, which bears interest at 7% per annum and due April 25, 2014. Accrued interest is equal to $18,432 and $11,216 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	156,265	149,049

Unsecured $10,000 note payable to Robert Saidel, which bears interest at 7% per annum and due February 28, 2015. Accrued interest is equal to $1,105 and $581 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	11,105	10,581

Unsecured $20,000 note payable to Frank Russo, which bears interest at 7% per annum and was due April 3, 2015. Accrued interest is equal to $2,613 and $1,304 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	27,613	26,304

Unsecured $63,250 notes payable to Frank Russo, which bear interest at 7% per annum and was due May 1, 2015 through June 25, 2015. Accrued interest is equal to $6,140 and $2,828 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	69,390	66,078

Unsecured $1,350 note payable to Frank Russo, which bears interest at 7% per annum and was due May 30, 2015. Accrued interest is equal to $95 and $24 at September 30, 2015 and December 31, 2014, respectively. This note is in default at September 30, 2015.	1,445	1,374

Total loans payable - related parties	$747,430	$721,075

The Company accrued interest expense of $25,544 and $21,914 for the nine months ended September 30, 2015 and 2014, respectively, on the above loans. Accrued interest is included in the loan balances.

The Company borrowed $811 and $173,492 from related parties during the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2014, the Company converted $20,808 of loans payable to related parties into 675,304,000 shares of the Company’s common stock.

On October 5, 2011, the Company entered into a license with BBGN&K LLC (“BBGN&K”) for the rights to use certain patented technologies of which BBGN&K owns the patents. Mr. Aladesuyi is the managing member of BBGN&K. The license agreement calls for royalty payments beginning in 2012 of 8% of the Company’s revenues to be paid quarterly. Royalty fees were $49,940 and $6,327 for the nine months ended September 30, 2015 and 2014, respectively. On May 14, 2015, the Company and BBGN&K agreed to extend the license agreement under the following terms: a) the term of the agreement is in perpetuity, b) royalties shall be 8% of the Company’s revenue in the continental Unites States and 30% of revenue outside the continental Unites States, and c) the Company shall pay a one-time renewal fee of $550,000. As of September 30, 2015, the Company has paid $224,906 of the renewal fee leaving a balance of $325,094 as due to related party.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 5 – Accounts Payable and Accrued Expenses; Accrued Payroll and Related Liabilities

Accounts payable and accrued expenses consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Trade accounts payable	$584,608	$554,475
Interest payable	45,779	291,400
Accrued expenses	220,236	188,859

	$850,623	$1,034,734

$38,379 and $-0- of interest was accrued on payroll tax liabilities during the nine months ended September 30, 2015 and 2014, respectively.

Accrued payroll and related liabilities consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Accrued payroll	$969,879	$658,629
Accrued directors’ compensation	560,000	470,000
Accrued payroll taxes	2,396,014	1,790,876

	$3,925,893	$2,919,505

Note 6 – Amounts Payable in Common Stock and Derivative Liability

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

As common stock is issued in installments on the settlement, the Amounts Payable in Common Stock and the Derivative Liability will be reduced accordingly. No common stock was issued on the settlement during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, 1,820,000,000 shares of common stock, with a market value of $182,000, were issued to Ironridge in settlement of $118,300 of the liability leaving a balance of $2,925 at September 30, 2015 and December 31, 2014. As a result, a reduction of the derivative liability of $63,700 was recorded during the nine months ended September 30, 2014 leaving a balance of $1,575 as of September 30, 2015 and December 31, 2014.

Note 7 – Stockholders’ Deficit

Authorized Capital

The Company has 24,400,000,000 authorized shares of Common Stock at $0.001 par value and 600,000,000 authorized shares of Preferred Stock at par value of $0.001 per share.

East Cost Diversified Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 7 – Stockholders’ Deficit (Continued)

On September 17, 2010, the Board authorized the creation of a common stock incentive plan (the “2010 Stock Incentive Plan”) for our management and consultants. The Company registered twenty five million (25,000,000) shares of its common stock pursuant to the 2010 Stock Incentive Plan on Form S-8 filed with the Commission on September 27, 2010. As of September 30, 2015, no options have been granted under the plan.

Note 8 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities in Marietta, Georgia. The term of the lease is 66 months with escalating lease payments beginning at $2,163 per month. At September 30, 2015, future minimum lease payments under the lease are as follows:

2015	7,092
2016	29,219
2017	15,054

$51,365

Rent expense was $26,794 and $22,412 for the nine months ended September 30, 2015 and 2014, respectively.

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

On August 5, 2012, the Company entered into a license agreement with Web Asset, LLC (“Web Asset”) for the rights to use certain social media concept and idea created by Mr. Kayode Aladesuyi. The license agreement calls for royalty payments of 49% of the revenues earned by the Company in its use of the social media concept after the Company has earned its first $2,000,000 of revenue, payable quarterly. No royalty payments have been made as of September 30, 2015.

Note 9 – Subsequent Events

From October 1, 2015 through November 13, 2015, the Company received $56,500 of advances from Health Information Systems Fund, LLC, which bear no interest and are due on demand.

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

Plan of Operation

Since acquiring EarthSearch in April of 2010, ECDC has embarked on developing its technology operations and improving its product offerings to the market. Two of the business divisions, “StudentConnect and EarthSearch” are now in commercial phase of the operations. Vir2o our social media division was launched in June 2014 and we recently concluded its redesign. To date, we have completed the development of two proprietary technologies, (i) wireless communications between GPS & RFID (comprising of several GPS, RFID and cargo locking devices) and (ii) “nVite” which is a proprietary environment sharing application for our social media division. Additionally, we developed several web assets, comprised of five proprietary “Software” for the operation and management of our businesses, the following list represents proprietary software owned by the company:

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

We launched the website for Halo2, www.gatis-lowcostgps.com . Additionally, we created our first mobile device application, GATIS mobile app, to support our GPS business.

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

We have executed license agreements with Location Solution in Dubai and DataConsulting in Saudi Arabia. Further, we plan to launch services in Dubai in 2015. Conversations with potential partners are continuing in both Jordan and Bahrain.

Vir2o

We plan to relaunch Vir2o, however the implementation of the new design is still ongoing. Vir2o, our social media division, has launched its first marketing campaign in the US and North America. We executed a promotional agreement with CBS local Atlanta radio station, WVEE, as the first beta test for our marketing strategy for North America.

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

Results of Operations

For the Three months Ended September 30, 2015 and 2014

Revenues

For the three months ended September 30, 2015, our revenue was $70,757 compared to $153,425 for the same period in 2014, representing a decrease of 57%. This decrease is attributed to a reduction in consulting and development revenue.

Revenues are generated from five separate but related offerings, RFID/GPS product sales, license fees, consulting services, advertising revenues, and user fees for GATIS – our advanced web based asset management platform. We generated revenues from product sales of $34,687 and $45,593 for the three months ended September 30, 2015 and 2014, respectively. Revenues for license fees were $5,001 and $-0- for the three months ended September 30, 2015 and 2014. Revenues for consulting and development services were $16,125 and $100,000 for the three months ended September 30, 2015 and 2014. Advertising revenues were $-0- and $-0- for the three months ended September 30, 2015 and 2014. User fees were $14,944 and $7,832 for the three months ended September 30, 2015 and 2014, respectively.

Operating Expenses

For the three months ended September 30, 2015, operating expenses were $363,742 compared to $396,448 for the same period in 2014, a decrease of 8%.

Cost of revenues increased $23,152 for the three months ended September 30, 2015.

For the three months ended September 30, 2015, selling, general and administrative expenses were $316,943 compared to $372,801 for the same period in 2014, a decrease of 15%. This decrease was primarily caused by decreases in payroll expenses of $26,500, and software development expenses of $14,812.

Net Loss

We generated net losses from continuing operations of $325,567 for the three months ended September 30, 2015 compared to $294,319 for the same period in 2014, an increase of 12%. Included in the net loss for the three months ended September 30, 2015 was interest expense of $32,582 (of which $4,262 represents accretion of embedded beneficial conversion features on notes payable). Included in the net loss for the three months ended September 30, 2014 was interest expense of $51,296 (of which $31,758 represents accretion of embedded beneficial conversion features on notes payable).

Net loss attributable to noncontrolling interests in EarthSearch were $4,766 and $2,361 for the three months ended September 30, 2015 and 2014, respectively.

For the Nine months Ended September 30, 2015 and 2014

Revenues

For the nine months ended September 30, 2015, our revenue was $425,773 compared to $229,832 for the same period in 2014, representing an increase of 85%. This increase is attributed to our commencing installations of our StudentConnect products, development fees earned in connection with licensing the StudentConnect products overseas and increased volume in our RFID/GPS product line.

Revenues are generated from five separate but related offerings, RFID/GPS product sales, license fees, consulting services, advertising revenues, and user fees for GATIS – our advanced web based asset management platform. We generated revenues from product sales of $239,593 and $100,220 for the nine months ended September 30, 2015 and 2014, respectively. Revenues for license fees were $15,003 and $6,668 for the nine months ended September 30, 2015 and 2014. Revenues for consulting and development services were $136,125 and $100,000 for the nine months ended September 30, 2015 and 2014. Advertising revenues were $1,022 and $-0- for the nine months ended September 30, 2015 and 2014. User fees were $34,030 and $22,944 for the nine months ended September 30, 2015 and 2014, respectively.

Operating Expenses

For the nine months ended September 30, 2015, operating expenses were $1,556,547 compared to $1,173,914 for the same period in 2014, an increase of 53%.

Cost of revenues increased $114,586 and is directly attributable to the increase in product sales for the nine months ended September 30, 2015.

For the nine months ended September 30, 2015, selling, general and administrative expenses were $1,373,579 compared to $1,105,532 for the same period in 2014, an increase of 24%. This increase was primarily caused by an increase in fines on unpaid payroll taxes of $293,871.

Net Loss

We generated net losses from continuing operations of $1,254,584 for the nine months ended September 30, 2015 compared to $1,147,998 for the same period in 2014, an increase of 9%. Included in the net loss for the nine months ended September 30, 2015 was interest expense of $123,810 (of which $23,078 represents accretion of embedded beneficial conversion features on notes payable). Included in the net loss for the nine months ended September 30, 2014 was interest expense of $267,616 (of which $220,061 represents accretion of embedded beneficial conversion features on notes payable) , offset by a change in derivative liability of $63,700.

Net loss attributable to noncontrolling interests in EarthSearch were $39,975 and $11,098 for the nine months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2015 and 2014, we funded our operations through financing activities consisting of private placements of equity securities and loans from related and unrelated parties. Our principal use of funds during the nine months ended September 30, 2015 and 2014 has been for working capital and general corporate expenses.

Liquidity and Capital Resources during the Nine months ended September 30, 2015 compared to the Nine months ended September 30, 2014

As of September 30, 2015, we had cash of $4,053 and a working capital deficit of $6,844,397. The Company generated a negative cash flow from operations of $589,787 for the nine months ended September 30, 2015, as compared to cash used in operations of $515,080 for the nine months ended September 30, 2014. The negative cash flow from operating activities for the nine months ended September 30, 2015 is primarily attributable to the Company’s net loss of $1,214,609, offset by depreciation of $8,782, amortization of prepaid license fees of $37,500, accretion of beneficial conversion features on convertible notes payable of $27,340, accrued interest on loans payable of $58,091, changes in operating assets and liabilities of $533,084, and increased by noncontrolling interests in the loss of EarthSearch of $39,975.

The negative cash flow from operating activities for the nine months ended September 30, 2014 is primarily attributable to the Company’s net loss of $152,785, offset by depreciation of $1,970, stock issued for services of $2,096, amortization of prepaid license fees of $37,500, accretion of beneficial conversion features on convertible notes payable of $220,061, accrued interest on loans payable of $47,555, changes in operating assets and liabilities of $387,436, and increased by a gain on disposal of discontinued operations of $984,115, change in derivative liability of $63,700 and noncontrolling interests in the loss of EarthSearch of $11,098.

Cash used in investing activities for the nine months ended September 30, 2015 was $3,705 for capital expenditures compared to $-0- for the same period in 2014.

Cash generated from our financing activities was $581,211 for the nine months ended September 30, 2015, compared to $520,042 during the comparable period in 2014. The decrease was primarily attributed to proceeds from the issuance of preferred stock of $-0- in 2015 compared to $120,000 in 2014, proceeds from the issuance of preferred stock subscriptions of $-0- in 2015 compared to $71,500 in 2014, proceeds from loans payable of $580,400 in 2015 compared to $157,850 in 2014, and proceeds from loans payable – related parties of $811 in 2015 compared to $173,492 in 2014, offset by repayments on loans payable of $-0- in 2015 compared to $2,800 in 2014.

We will require additional financing during the current fiscal year. Our commercial activities has been significantly hampered and restricted due to ongoing Chill placed on our stock trading by the Depository Trust & Clearing Corporation (“DTCC”) and difficulties with funding the last stages of development of our businesses. We have received an additional $56,500 in loans for the period October 1, 2015 through November 13, 2105.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company is in default with several of its noteholders as reflected below and disclosed within this report in Notes 3 and 4 of the Notes to the Consolidated Financial Statements dated September 30, 2015.

Panache Capital, LLC	$8,036
Hanover Holdings I, LLC	100,954
Hanover Holdings I, LLC	22,680
Hanover Holdings I, LLC	8,976
Hanover Holdings I, LLC	20,817
Azfar Hague	15,807
Asher Enterprises, Inc.	16,987
Bulldog Insurance	6,143
WHC Capital, LLC	5,857
Azfar Hague	3,450
Bulldog Insurance	2,000
LG Capital Funding, LLC	32,572
Tangiers Investment Group, LLC	20,178
GEL Properties, LLC	8,682
Israek Idonije	4,515
Asher Enterprises, Inc.	29,938
WHC Capital, LLC	23,836
Asher Enterprises, Inc.	30,258
LG Capital Funding, LLC	44,481
Microcap Equity Group LLC	14,719
Tangiers Investment Group, LLC	4,698
Robert Saidel	215,408
Frank Russo	98,448

$739,440

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

Date: November 18, 2015	By:	/s/ Kayode Aladesuyi
Kayode Aladesuyi
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

